Form 10QSB
period 2002-09-30
TITANIUM INTELLIGENCE INC
filed 2002-11-20
CIK 1172178

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number  333-88234

TITANIUM INTELLIGENCE, INC. (Exact name of small business issuer as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	27-0019071 (I.R.S. Employer Identification No.)
1413 Lynnwood Avenue Port Coquitlam, British Columbia Canada V3B 4Y1 (Address of principal executive offices)
(604) 377-5201 (Issuer's telephone number)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,500,000 common shares outstanding as of November 19, 2002.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of
Titanium Intelligence, Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia

Date: November 19, 2002

/s/ Paulo Martins
____________________________

Paulo Martins, President

Titanium Intelligence, Inc.

TITANIUM INTELLIGENCE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

SEPTEMBER 30, 2002

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS

Current
Cash and cash equivalents	$ 74,008	$ 97,546

Total assets	$ 74,008	$ 97,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 13,210	$ 1,700
Due to related party (Note 4)	15,366	907

Total current liabilities	28,576	2,607

Stockholders' equity
Common stock (Note 5)
Authorized
25,000,000 common shares with a par value of $0.001
Issued
2,500,000 common shares (December 31, 2001 - 2,500,000)	2,500	2,500
Additional paid-in capital (Note 5)	97,500	97,500
Deficit accumulated during the development stage	(54,568)	(5,061)

Total stockholders' equity	45,432	94,939

Total liabilities and stockholders' equity	$ 74,008	$ 97,546

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Incorporation on August 20, 2001 to September 30, 2002	Three Month Period Ended September 30, 2002	Nine Month Period Ended September 30, 2002

EXPENSES
Office and miscellaneous	$ 692	$ 257	$ 692
Professional fees	44,576	16,530	39,451
Travel	7,250	-	7,250
Web-site development	2,500	-	2,500

	(55,018)	(16,787)	(49,893)

OTHER ITEM
Interest income	450	127	386

Loss for the period	$ (54,568)	$ (16,660)	$ (49,507)

Basic and diluted loss per share		$ (0.01)	$ (0.02)

Weighted average number of shares of common stock outstanding		2,500,000	2,500,000

For the period from incorporation on August 20, 2001 to September 30, 2001, the Company was inactive and, accordingly, no comparative figures for this period have been presented.

The accompanying notes are an integral part of these financial statements.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

	Common Stock Issued		Additional	Deficit Accumulated During the	| Total
	Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

Balance, August 20, 2001	-	$ -	$ -	$ -	$ -
(Date of incorporation)

Common stock issued for cash
at $0.04 per share	2,500,000	2,500	97,500	-	100,000

Loss for the period	-	-	-	(5,061)	(5,061)

Balance, December 31, 2001	2,500,000	$ 2,500	$ 97,500	(5,061)	94,939

Loss for the period	-	-	-	(49,507)	(49,507)

Balance, September 30, 2002	2,500,000	$ 2,500	$ 97,500	$ (54,568)	$ 45,432

The accompanying notes are an integral part of these financial statements.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Incorporation on August 20, 2001 to September 30, 2002	Nine Month Period Ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (54,568)	$ (49,507)
Changes in non-cash working capital item:
Increase in accounts payable and accrued liabilities	13,210	11,510

Net cash used in operating activities	(41,358)	(37,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	100,000	-
Due to related party	15,366	14,459

Net cash provided by financing activities	115,366	14,459

Change in cash and cash equivalents, for the period	74,008	(23,538)

Cash and cash equivalents, beginning of the period	-	97,546

Cash and cash equivalents, end of period	$ 74,008	$ 74,008

Cash paid during the period for:
Interest	$ -	$ -
Income taxes	-	-

For the period from incorporation on August 20, 2001 to September 30, 2001, the Company was inactive and, accordingly, no comparative figures for this period have been presented.

The accompanying notes are an integral part of these financial statements.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2002

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on August 20, 2001 under the Laws of the State of Nevada. The Company intends to develop a website into an online marketplace linking manufacturers and exporters of textile products in China to traders and wholesale buyers around the world. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2001. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2. GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

	September 30, 2002	December 31, 2001

Deficit accumulated during the development stage	$ (54,568)	$ (5,061)
Working capital	45,432	94,939

3. WEB-SITE DEVELOPMENT AGREEMENT

On February 1, 2002, the Company entered into an agreement with a director of the Company whereby the director will provide technical services in connection with the design and set-up of the Company's web-site in exchange for fees to be determined based on the director's contributions to and the funds available in the Company.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SEPTEMBER 30, 2002

4. DUE TO RELATED PARTY

	September 30, 2002	December 31, 2001

Due to the President of the Company	$ 15,366	$ 907

Amounts due to related party are non-interest bearing, unsecured and have no fixed terms of repayment.

5. COMMON STOCK

On November 30, 2001, the Company issued 2,500,000 shares of common stock at a price of $0.04 per share for total proceeds of $100,000.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

6. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2002, the Company paid web-site development costs of $2,500 to a director and officer of the Company.

This transaction was in the normal course of operations and was measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

7. SEGMENTED INFORMATION

The Company operates in one business segment being the development of a textile products related website in China.

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" as disclosed in our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 23, 2002, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our", and "Titanium" mean Titanium Intelligence, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We are a new business that has generated no significant revenue to date. We operate an Internet textile trade center through the development of our website http://www.titanium-intelligence.com. We intend to develop our Internet textile trade center into an online market place linking Chinese manufacturers and exporters of textile products to buyers around the world. During the initial stage of the development of our Internet textile trade center, we will focus on manufacturers of finished textile products.

Manufacturers and exporters of textile products in China are able to register as members on our website free of charge. On our website they can showcase their textile products and specify the availability and price of each of their products. Our Internet textile trade center will simplify the access to foreign markets for these Chinese textile manufacturers and exporters. We do not charge our members for registration or listing of their products on our Internet textile trade center. Rather, we charge our members a service fee for each sale made through our Internet textile trade center. A schedule of service fees is contained in the membership agreement that each member will be required to execute when they first register with our Internet textile trade center.

We commenced construction of our website http://www.titanium-intelligence.com in February, 2002. Currently, only parts of the website are functional and our website currently still does not allow users to complete a purchase because we feel our website does not contain adequate security features to protect information given to us by the users. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet.

Liquidity and Capital Resources.

We had cash in the amount of $74,008 as of September 30, 2002. Our total assets were approximately $74,008 as of September 30, 2002. Our total liabilities were approximately $28,576 as of September 30, 2002, all of which were represented by accounts payable and due to our President.

Results of Operations.

Revenue. From our inception in August 20, 2001 through September 30, 2002, we have not realized any revenues. We hope to generate revenues in the next twelve months.

Operating Expenses. For the three months ended September 30, 2002, our total expenses were approximately $16,787. The majority of those expenses were represented by legal and professional fees of $16,530. For the quarter ended September 30, 2002, we experienced a net loss of approximately $16,660.

Plan of Operation for the Next Twelve Months. Our primary objective in the next twelve months will be to further develop our Internet textile trade center on our website http://www.titanium-intelligence.com. Part of the website is now operational but our website currently still does not allow users to purchase the textile products listed on our website because we feel our website does not contain adequate security features to protect information given to us by the users of our website. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet.

Our Internet textile trade center will be an online showroom where our members can list their textile products for sale. Textile products may include semi-finished products such as thread, knit fabrics, woven clothes and finished products and such as dresses, shirts and other clothing and apparel. During the initial stage of the development of our Internet textile trade center, we will focus on finished textile products. We plan to target the Chinese textile manufacturers and exporters because we want to take advantage of our management's Chinese language ability and their existing contacts in the Chinese textile industry. Three of our directors were born and educated in China and they speak fluent Chinese. Two of these directors, Qi (Alan) Zhuang and Hai Feng Zhang, have also worked in the textile industry in the Zhejiang Province of China. Through their business experience they have established many business contacts in the textile industry in China and have an intimate understanding of the Chinese business practices and customs.

We have not generated any revenues and our operating activities have used cash resources of approximately $55,018 from August 20, 2001 to September 30, 2002. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establishment of our bank accounts, payment of our audit fees and legal fees, and registration of our domain name for our website http://www.titanium-intelligence.com. We anticipate that our operating expenses will increase as we develop more sophisticate security and other functions for our Internet textile trade center.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become operational:

- We must complete the construction of our website for use as our Internet textile trade center. Our website currently still does not allow users to complete a purchase because we feel our website does not contain adequate security features to protect information given to us by the users. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We expect that our Internet textile trade center will be fully operational by the end of the calendar year ending December 31, 2002.

- We must continue to market our Internet textile trade center and obtain membership applications from interested textile products manufacturers in China. We intend to sign up at least 3 members for our Internet textile trade center by the end of the calendar year ending December 31, 2002. Our director have contacted a few textile products manufacturers in China to solicit their interests in the services to be provided by our Internet textile trade center. Based on our meetings and discussions with these Chinese textile products manufacturers, we believe that some of them will sign up to become members of our Internet textile trade center.

- We must continue to attend meetings with textile industry professionals in China and develop relationships with those professionals. We believe that executives in the Chinese textile industry can provide names of potential members for our Internet textile trade center. Through these industry professionals, we will also be able to establish a certain level of awareness of our Internet textile trade center in the Chinese textile industry. By the end of the calendar year ending December 31, 2002, we will have achieved a level of awareness of our Internet textile trade center in the Chinese textile industry.

- We must develop relationships with customs brokers and trade professionals who specialize in wholesale trades of textile products. We believe that these brokers and trade professionals will become good sources of referrals for membership. We should have developed relationships with several brokers who will be sources of referrals by the end of the calendar year ending December 31, 2002.

We had cash in the amount of $74,508 as at September 30, 2002. In our opinion, available funds will satisfy our working capital requirements through December 31, 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to continue our operations. Such additional capital may be raised through public or private financing as well as borrowing and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Research and Development

Since February, 2002, our Chief Financial Officer, Chen (Jason) Wu, has been providing us with technical services in the basic design and setting up of our Internet textile trade center. In the next twelve months, we plan to complete the construction of our website and further develop features and functionality of our Internet textile trade center. We intend to incorporate security features to our website so we can protect information given to us by the users of our Internet textile trade center. Furthermore, as the number of products listed on our website increases, we will upgrade and expand our database so products can be organized by manufacturers as well as by category. With the expansion of our database, we may be required to upgrade our search function to make searching for a product on our website more user friendly. After our Internet textile trade center achieves a level of satisfactory acceptance among the Chinese textile manufacturers, we may sell advertising space on our website to allow banner and click through advertisements to be purchased by members and users of our website.

As we are targeting textile products manufacturers and exporters in China to register as members on our website, we plan to construct parts of our Internet textile trade center in Chinese to provide easy access to our prospective members. Currently, however, we have not begun construction of the Chinese portion of our Internet textile trade center. Furthermore, our members are currently responsible for arranging credit card payments for the payment of textile products purchased as a result of being listed on our website between themselves and the purchasers. As the number of sales through the use of our website increases, we may add the ability to process credit card payments from the users directly on our website. Finally, we intend to proactively seek feedback from our members and develop upgrades and modifications to our Internet textile trade center as recommended by our members.

As the tasks become more difficult and complex, we expect to retain assistance from professional consultants other than Mr. Chen (Jason) Wu. Competition for individuals in the technology sector has been intense and we may not be able to attract, assimilate, or retain additional highly qualified consultants or personnel when needed to complete the further development of our Internet textile trade center.

During the three months ended September 30, 2002, we did not incurred any expense in website development costs.

Personnel

As of September 30, 2002, our Chief Executive Officer, Paulo Martins, and Chief Financial Officer, Chen (Jason) Wu, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provide us with capital raising services. If our sales and marketing program is successful in building a significant membership base for our Internet textile trade center and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

An investment in our common stock involves a number of very significant risks. In addition to the information in this quarterly report, you should carefully consider the risks and uncertainties set forth under the heading "Risk Factors" in our Registration Statement on Form SB-2, filed with United States Securities and Exchange Commission on October 23, 2002, in evaluating our Company and our business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any such risks. The trading price of the shares of our common stock could decline and you could lose all or part of your investment.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

Since our Registration Statement on Form SB-2 became effective on October 22, 2002, we have not filed a current Form 8-K.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Changes in Stockholders' Equity

Statement of Operations

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation as Amended (incorporated by reference from our Form SB-2 Registration Statement, filed May 14, 2002)

3.2 Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed May 14, 2002)

(10) Material Contracts

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM INTELLIGENCE, INC.

By: /s/ Paulo Martins

Paulo Martins, President and CEO/Director

Date: November 19, 2002

By: /s/ Chen (Jason) Wu

Chen (Jason) Wu, Chief Financial Officer

Date: November 19, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paulo Martins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Titanium Intelligence, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Paulo Martins

Paulo Martins

President and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chen (Jason) Wu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Titanium Intelligence, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Chen (Jason) Wu

Chen (Jason) Wu

Chief Financial Officer