Form 10KSB
period 2002-12-31
TITANIUM INTELLIGENCE INC
filed 2003-04-25
CIK 1172178

This Form 10-KSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  333-88234
Titanium Intelligence, Inc. (Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	27-0019071 (I.R.S. Employer Identification No.)
187 Edward Crescent Port Moody, British Columbia (Address of principal executive offices)	V3H 3J8 (Zip Code)

Issuer's telephone number 604.377.5201

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

2,048,750 common shares @ $0.04 (1) = $81,950
(1) Based on the price of private placement on November 30, 2001.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

2,500,000 common shares issued and outstanding as of April 10, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

FORWARD-LOOKING STATEMENTS

Some information contained in this Annual Report on Form 10-KSB constitutes "Forward-looking statements". Such information can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", "intend", "continue" or "believe" or the negatives or other variations of these terms or comparable terminology. The statements in Item 1, the "Risk Factors" section in this Annual Report, constitute cautionary statements identifying important risks and uncertainties with respect to these forward-looking statements that could cause our actual results, performance or achievements to differ materially from those reflected in the forward-looking statements. We also may provide projections, forecasts or estimates of future performance. Projections, forecasts and estimates are forward-looking statements and will be based upon a number of assumptions. Actual events may differ materially from those assumed. Accordingly, there can be realized or that actual returns or results will not be materially lower than those that may be estimated.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

As used in this annual report, the terms "we", "us", "our company", and "Titanium" mean Titanium Intelligence, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

Corporate History

We were incorporated on August 20, 2001 under the laws of the State of Nevada. Our initial business office was located at 1405 - 265 West 37th Street, New York, New York 10018. Our current principal executive office is located at 187 Edward Crescent, Port Moody, British Columbia, V3H 3J8. The telephone number of our principal executive office is 604.377.5201. We have not been in any bankruptcy, receivership or similar proceedings. There has not been any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our Internet Textile Trade Centre

We plan to operate an Internet textile trade centre through our website http://www.titanium-intelligence.com. We intend to develop our Internet textile trade centre into an online market place linking Chinese manufacturers and exporters of textile products to buyers around the world. Our plan is to target the textile products manufacturers and exporters in the People's Republic of China to register as sellers on our Internet textile trade centre. Textile products may include semi-finished products such as thread, knit fabrics, woven clothes and finished products and such as dresses, shirts and other clothing and apparel. During the initial stage of the development of our Internet textile trade centre, we will focus on manufacturers of finished textile products.

We commenced construction of our website http://www.titanium-intelligence.com in February, 2002. Only parts of the website are currently functional and our website currently still does not allow users to complete a purchase because we feel our website does not contain adequate security features to protect information given to us by the users. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We still have not completed construction of our website and we anticipate that our Internet textile trade centre will be fully operational by the end of the calendar year 2003.

Manufacturers and exporters of textile products in China will be able to register as members on our website free of charge. On our website they will be able to showcase their textile products and specify the availability and price of each of their products. Our Internet textile trade centre will simplify the access to foreign markets for these Chinese textile manufacturers and exporters.

We anticipate that our Internet textile trade centre will be divided into two major sections, one for sellers and one for buyers. Both of these sections will be accessible through our homepage. In the section for buyers, buyers may browse through the textile products listed by our members. Both retail and wholesale buyers are welcome to purchase textile products listed on our Internet textile trade centre When a retail buyer is interested in buying a certain item listed in the "for buyers" area, the buyer may simply click on the item, specify the quantity and add the item to the buyer's shopping cart. When the buyer is ready to complete the purchase, the buyer can click on the checkout icon and an online form will appear to ask the buyer for shipping information, billing information and credit card information. Once a purchase order is transmitted to us from a retail buyer, we will forward the purchase order and the credit card information of the retail buyer to our member. Our member will be responsible for arranging the shipment of the products to the buyer and for processing the credit card payment from the buyer. A wholesale buyer can indicate its interest in buying products from one of our members on a wholesale basis by completing an online form. Once we receive an indication of interest from a wholesale buyer, we will forward the notice to our member and assist our member in going through the negotiation process and in completion of the sale of such textile products. We will be able to utilize our Chinese language ability and our understanding of Chinese business practices and customs to facilitate the negotiation between our member and the wholesale buyer. Our Chief Financial Officer who is also one of our directors, Chen (Jason) Wu, has experience in establishing collaboration between Chinese businesses and businesses in the North America. His unique background and abilities will enable us to assist our members in terms of reducing the language, customs and trust barriers frequently encountered in an international trade transaction.

In the section "for sellers" on our Internet textile trade centre, we will encourage Chinese manufacturers and exporters of textile products to register as members free of charge by completing an online registration form. Upon our receipt of a registration form from a new member, complete with company name, contact person, address, telephone and fax numbers, email address and information on their products, we will issue to the new member a username and a password. A member may log into "members' section" only if they have first obtained a username and password. Once the member has entered the members' only section, it may add, revise, delete information about the products it wishes to list on our Internet textile trade centre.

We intend to generate revenues by charging our members a service fee for each sale made through our Internet textile trade centre. At the same time when we issue an username and password to a new member, we will enter into a membership agreement with the new member. The membership agreement will contain a schedule of services fees we will charge for each sale transaction completed through the use of our Internet textile trade centre.

On March 28, 2002, we entered into a membership agreement with Zhejiang Weilai Group Company for the use of our Internet textile trade centre to list its textile products. Under the membership agreement with Zhejiang Weilai Group Company, Zhejiang Weilai Group Company will pay us service fees ranging from 1% to 3% of the total value of the textile products sold, depending on the total value of a particular transaction, for sales of their textile products to retail buyers. For each wholesale transaction completed through the use of our Internet textile trade centre, Zhejiang Weilai Group Company will pay us a service fee equal to 5% of the total value of the textile products sold. One of our directors, Qi (Alan) Zhuang, is also the Chief Financial Officer of Zhejiang Weilai Group Company but does not have any ownership or financial interests in Zhejiang Weilai Group Company.

However, we have not generated any revenues because users of our Internet textile trade centre still cannot complete a purchase through the use our website. We intend to allow users to complete purchases through our website only after we are able to incorporate security features to protect information given to us by the users.

Users of our Internet textile trade centre will also be able to access the search function from our homepage to search the textile products listed on our Internet textile trade centre. Members will also be able to access the sign in function directly from our homepage. Users of our website may also find information on our company, our partners and our contact information by clicking on the respective icons on our home page. We believe users of our website will not contact the manufacturers and exporters directly because we intend to attract primarily manufacturers and exporters in China to showcase their products on our website and we anticipate most of the users of our website to be from North America and unfamiliar with conducting transactions with Chinese companies.

Because we intend to attract manufacturers and exporters of textile products from China to register as members of our Internet textile centre, we plan to construct parts of our Internet textile trade centre in Chinese to provide easy access to our members. Currently, however, we have not begun construction of the Chinese portion of our Internet textile trade centre. We do not have any plan to provide other languages on our website to accommodate users who speak languages other than English and Chinese.

Growth of Internet Usage in China

According to the China Internet Network Information Centre, which began conducting surveys on Internet development in China in 1997, there were only 620,000 Internet users in China in October of 1997. But by the end of 1999, the number of Internet users in China had climbed to 8.9 million. The rate of increase continued in years 2000 and 2001. By June of 2001, the number of Internet users in China reached 26.5 million, up 56.8 percent from the same period the year before. Zhou Guangzhao, the chairman of the Third Asia-Pacific Symposium on Press and Scientific and Social Progress held in Beijing in November of 2001, stated that Internet media in China has become the fastest growing means of information transmission. Furthermore, according to a survey conducted by Nielsen/NetRatings service which was reported in April 2002 by People's Daily, a major Chinese newspaper, China has surpassed Japan to become the second largest global at-home Internet population.

As businesses in China increasingly seek to grow and expand their markets, they will inevitably recognize the need to serve suppliers, partners and buyers by allowing them easy access to product information on the Internet. The Internet can serve the world business communities by providing them with the necessary information instantaneously. We believe that websites with information presented in users' native languages will be even more valuable in the facilitation of the Internet business to business commerce.

Textile Industry in China

In the three decades after the establishment of People's Republic of China in 1949, China's textile industry developed into a modern industry with markedly improved production capacity, structure and distribution. China's textile industry developed even faster after 1978 when the People's Republic of China government decided to shift its focus of work onto economic reconstruction and introduced the policy of reform and opening to the outside world on the Third Plenary Session of the Eleventh Central Committee. Since then, the People's Republic of China government has introduced a series of incentive policies to stimulate the development of the textile industry. China's textile industry has forged new economic ties with other countries and it has renovated itself with modern technology and equipment imported from abroad. In recent years, China's textile industry also attracted a large amount of foreign investment. All of the foregoing factors have contributed greatly to the rapid development of the Chinese textile industry.

According to the China National Textile Industry Council, the textile industry in China is under strategic restructuring. In the past, a principal part of the achievements of the textile industry were made under the planned economy. Under such system, raw materials were allocated with low prices set by the government, production tasks were assigned by administrative orders and the marketing of finished products was monopolized by government owned commercial departments. As noted by the China National Textile Industry Council, because China is now shifting from a planned economy to a market economy, many serious symptoms such as irrational structure and duplication of projects that had been covered under the planned economy are now fully revealed and handicap the healthy development of the textile industry. Accordingly to the China National Textile Industry Council, additional external unfavorable factors such as the rising price of raw materials, declining demand on both domestic and overseas markets and the weakened competitiveness in international market due to the Asian monetary crisis in the recent years have caused the Chinese textile industry to suffer. To extricate the textile industry from difficulties, during the Economic Working Conference of China's Central Committee held at the end of 1997, the Chinese government chose the textile industry as a pilot project for the reform of government owned enterprises, targeting to revitalize the textile industry by transforming the structure of the industry. To carry out this strategy, the Chinese textile industry decided to make a breakthrough by shutting down 10 million cotton spindles and laying off 1.2 million workers in three years up to 2000.

According to the China National Textile Industry Council, by end of the 1999 fiscal year, China's textile and garment exports had recovered from the recession arising from the Asian financial crisis, with export of such products worth US$38.85 million. Furthermore, the China State Textile Industrial Bureau has set objectives for the coming five years, with stress put on updating the industry through accelerating technical reform and strategic restructuring of textile enterprises. We believe that the technical reform to be implemented by the China State Textile Industrial Bureau will include updating of textile manufacturing equipment and better training of operational personnel in the textile industry. We also believe that strategic restructuring of textile enterprises will mean further privatisation of textile enterprises and reducing the number of government owned enterprises in the textile industry. We believe the technical reform and privatization of textile enterprises in China will increase the output and competitiveness of the textile enterprises in China and thereby increase the need for export services like the services provided by our Internet textile trade centre.

Competition

The size of Chinese market for Internet services attracts considerable attention from foreign companies seeking to expand the market for their goods and services. The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, and we expect that the competition will intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. There are currently several websites, such as chinaproducts.com, chinaexporters.com and made-in-china.com, that serve as marketing and distribution channels for manufacturers or exporters of textile products in China, but no single website has emerged as the market leader to date. We believe our primary competitors are other Internet trade portals focusing on the Chinese market, which also allow businesses to list their products and post their offers on their websites, including those websites noted above.

Most of these Internet trade portals allow every kind of business to list their products on their websites. The products listed on these websites range from electronics to consumer products. Because these websites do not have a targeted audience, users may easily get frustrated by the inability to access the industry specific information they wish to obtain. We believe that our Internet textile trade centre, by focusing on textile products only, will be easier to use. By focusing only on the textile industry, it will be easier for us to capture a reasonable number of textile products manufacturers and exporters in China. We expect that by capturing a reasonable number of textile products manufacturers and exporters, we will be well positioned to grow the Chinese Internet business to business commerce market for the sale of textile products successfully. During the initial stage of our business, we believe that three to five textile products manufacturers and exporters will be a reasonable number for our Internet textile trade centre.

Furthermore, even though some websites compete with us for membership and product listings, they have a completely different revenue model from our Internet textile trade centre. Some of the websites that act as Internet intermediaries for Chinese products generate their revenues by selling advertising space on their websites such as advertising banners or by charging their members a premium for featuring their products in a prominent location of their websites. We believe our revenue model is better because our members will have full access to every feature of our website free of charge and we only charge our members when a sale of their products is completed through the use of our services. We believe that our revenue model will produce better perceived value among our members and will encourage our members to advertise many products on our Internet trade centre. This in turn will increase the variety of textile products listed on our Internet trade centre and attract more visitors to use our Internet textile trade centre to make their purchases. Our ability to act as a liaison between our members and potential retail and wholesale buyers after the buyers have expressed interest on our website will provide added value to our members. After a buyer has expressed interest in purchasing products listed on our website, we will assist our member in contacting the buyer, following up on the lead, negotiating a final deal and completing the transaction. We are unique in that we can utilize our language ability and our understanding of business culture in China in helping our members to negotiate and complete of their sale transactions.

We believe we will primarily compete with other Internet trade portals such are chinaproducts.com, chinaexporters.com and made-in-china.com on the level of reputation. We do not believe we will compete with these other Internet trade portals on the basis of price because we will charge fees from our members based on a model that is different from the fees charged by these other Internet trade portals. We also do not believe that we will compete with these other Internet trade portals on the basis of service because the scope of our proposed services is more comprehensive, ranging from transmission of purchase orders to assisting in the negotiation and finalisation of a wholesale transaction. Our competitive position in the industry is unknown at this time because we have not completed the construction of our Internet textile trade portal. When our Internet textile trade portal first becomes operational, any competitive position that we establish in the industry will be vulnerable and we will need to focus on our marketing efforts to build up the reputation of our Internet textile trade centre.

A number of our competitors, including chinaproducts.com, chinaexporters.com, and made-in-china.com, are well established, substantially larger and have substantially greater market recognition, greater resources and broader distribution capabilities than we have. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by Titanium may affect our ability to establish or maintain a membership base for our Internet textile trade centre. If we are unable to establish and maintain a membership base for our Internet textile trade centre, then we will be unable to generate the revenues and cash flow necessary to continue our business operations.

Marketing

Two of our directors, Qi (Alan) Zhuang and Hai Feng Zhang, have developed many business contacts through their past and current employment in the textile industry in the Zhejiang Province of China and have developed an intimate understanding of Chinese business practices and customs. Their business contacts in China include textile industry professionals in the China Chamber of Commerce for Import and Export of Textile Products, Guangzhou Textile Industry Union Import & Export Corporation, Heshan Textile Import and Export Company of Guangdong, China Xiamen Silk Import and Export Corporation, Shangdong Textile Import and Export Corporation, Hebei Textile Import and Export (Group) Corporation, Sinotex (Xiamen) Trading Co. Ltd., and Northern International Holding Tianjin Hometex Co., Ltd. They intend on actively promoting interest in our Internet textile trade centre among these business contacts in the Chinese textile industry. In addition, we intend to promote our Internet textile trade centre through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links, to effect maximum exposure and penetration in the textile products marketplace. We also anticipate conducting a series of "road shows" for key trade publications, consultants and textile industry businesses in major cities in China in the summer of 2002. During the road shows, our directors plan to visit major textile manufacturers in Zhejiang and other provinces to introduce our Internet textile trade centre and services to the Chinese textile manufacturers.

Intellectual Property

Other than registering our domain name "titanium-intelligence.com" with the domain registration service offered by MDI Internet Inc. in Vancouver, British Columbia, Canada, and by entering into service agreements containing restrictive covenants with current and prospective technical service providers, we have not taken any active steps to protect our intellectual property rights. Our intellectual property rights include the common law trademark right in our domain name "titanium-intelligence.com", which is derived from our use of this domain name in association with our service and copyrights in the design of our website as provided in the service agreement with Mr. Chen (Jason) Wu. We do not own any patents and have not filed any patent or trademark applications, as we do not believe that the benefits of these protections outweigh the costs of filing and updating the patent and trademark applications. It may be possible for a third party to copy our Internet textile trade centre without authorization. In addition, litigation may be necessary in the future to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a detrimental effect on our business, results of operations and financial conditions.

In addition, litigation may be necessary in the future to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could affect our ability to continue to operate all or portions of our Internet textile trade centre. If we are unable to operate our website, we will be unable to generate any revenues or cash flow and as a result our business will likely fail.

There is also a risk that one of our competitors or another business may commence a lawsuit against us claiming that our Internet textile trade centre infringes on their proprietary technology or intellectual property. Any infringement claims against us, with or without merit, could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are successful, we may be required to change or alter the content of our Internet textile trade centre and pay financial damages. An adverse outcome in any litigation or proceedings could require us to license disputed rights from third parties or to cease using such rights.

Government Regulations

There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies as well as companies like ours that provide electronic commerce services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy, advertising and other issues is uncertain and developing. We will file tax returns in such jurisdictions as required by law based on principles applicable to traditional businesses. However, one or more jurisdictions could seek to impose additional income tax obligations or sales tax collection obligations on companies, such as ours, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels in the United States that could impose such taxes on the sale of products and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and adversely affect our opportunity to generate revenues and become profitable. The United States Congress has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. This legislation, known as the Internet Tax Freedom Act was enacted on October 1, 1998 and was scheduled to expire on October 21, 2001. The legislation imposed a three-year moratorium on state and local taxes on (1) electronic commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. This tax moratorium has been renewed for two more years. However, failure to renew this legislation in the future would allow various states of the United States to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries, including China, might attempt to regulate its transmissions or prosecute for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments could have a material adverse effect on our business, operating results and financial condition.

Furthermore, our growth could be materially adversely affected by governmental regulation of the Internet in China. Due to the increasing popularity and use of the Internet and other online services, it is possible that regulations may be adopted by the Chinese government with respect to the Internet or other services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws in China that may impose additional burdens on companies conducting business online. The adoption of additional laws and regulations applicable to the Internet may slow the growth of the Internet, which could in turn lead to reduced demand for our Internet textile trade centre.

The Ministry of Information Industry in China is currently reviewing its telecommunications regulations, particularly as they relate to activities on the Internet. While we are not aware of any existing or proposed regulations that have a significant direct adverse effect on our business, a restrictive regulatory policy toward the Internet industry in China would have a material direct adverse effect on our business.

Research and Development

Since February, 2002, our Chief Financial Officer, Chen (Jason) Wu, has been providing us with technical services in the basic design and setting up of our Internet textile trade centre website. We entered into a service agreement with Mr. Wu for his technical services and under the service agreement, we agreed to pay Mr. Wu such amount as our directors determine in view of the value of Mr. Wu's services provided to our company and the funds available to us for compensation of contractors and employees. In the fiscal year ended on December 31, 2002, we paid Mr. Chen (Jason) Wu a total of $2,500 for the technical services provided by him. We plan to complete the construction of our website in the twelve months ending December 31, 2003. We also intend to incorporate security features to our website so we can protect information given to us by the users of our Internet textile trade centre. Furthermore, as the number of products listed on our website increases, we will upgrade and expand our database so products are organized by manufacturers as well as by category. With the expansion of our database, we may be required to upgrade our search function to make searching for a product on our website more user friendly. After our Internet textile trade centre achieves a level of satisfactory acceptance among the Chinese textile manufacturers, we will contemplate selling advertising space on our website to allow banner and click through advertisements.

As we are targeting textile products manufacturers and exporters in China to register as members on our website, we also plan to construct parts of our Internet textile trade centre in Chinese to provide easy access to our prospective members. Currently, however, we have not begun construction of the Chinese portion of our Internet textile trade centre. Furthermore, our members are currently responsible for arranging credit card payments for the payment of textile goods purchased as a result of being listed on our website. As the number of sales through the use of our website increases, we may add the ability to process credit card payments from the users directly on our website. Finally, we intend to proactively seek feedback from our members and develop upgrades and modifications to our Internet textile trade centre as recommended by our members.

Our website http://www.titanium-intelligence.com are currently hosted by wedohosting.com Inc. of Victoria, British Columbia, Canada. Despite their implementation of network security measures, their servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to assist in the completion of purchases and sales of textile products by our future members. Our computer systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not presently have any redundant systems or a formal disaster recovery plan and we do not carry sufficient business interruption insurance to compensate us for losses that may occur.

As the tasks relating to completion and maintenance of our website become more difficult and complex, we expect to retain assistance from outside professional consultants. Competition for individuals in the technology sector has been intense and we may not be able to attract, assimilate, or retain additional highly qualified consultants or personnel when needed to complete the further development of our Internet textile trade centre.

Growth Strategy

We will continue to focus on growing http://www.titanium-intelligence.com into an Internet market place for textile products manufactured and to be exported from China through our contacts within the textile industry in China and through our internal marketing efforts. However, as one potential future growth strategy, we may consider acquiring other established Internet trade portals or other textile products manufacturing business to maximize the potential synergies and efficiencies in our business operations.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating Titanium and its business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks associated with our business

We have a limited operating history on which to base an evaluation of our business and prospects.

Since we were incorporated on August 20, 2001 and have not completed the construction of our Internet textile trade centre at http://titanium-intelligence.com, we have a limited operating history on which to base an evaluation of our prospects. Our operating activities since the inception have consisted primarily of developing our website. Since we only recently commenced the construction of our Internet textile trade centre at our website http://www.titanium-intelligence.com, we have not earned any revenues to date. We have no way to evaluate the likelihood that we will be able to operate our business successfully. We anticipate that we will incur increased operating costs without realizing any revenues during the period when we are developing our Internet textile trade centre and trying to establish a customer base for our Internet textile trade centre. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our Internet textile trade centre, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will, in all likelihood, continue to incur operating expenses without revenues until our Internet textile trade centre becomes fully operational and gains significant popularity with the textile manufacturers in China and buyers around the world. Our business plan requires us to incur further expenses in connection with completing and upgrading the features and functionality of our website, marketing and building awareness and interest in our Internet textile trade centre, and general operation of our business. We estimate these expenses will be an aggregate of approximately $27,000 for the fiscal year ending December 31, 2003 (approximately $5,000 for completing and upgrading our website, $10,000 for marketing and promoting our website and $12,000 for general operation of our business). We had cash in the amount of $59,597 at December 31, 2002. Accordingly, we will need to begin generating revenues from our operations before we use up our cash to maintain our operations. If we are unable to generate revenue from our business during the next fiscal year, we may be forced to delay, scale back, or eliminate our services, development of our Internet textile trade centre and sales and marketing activities. If any of these actions were to become necessary, we may not be able to continue to develop our Internet textile trade centre or operate our business and if either of those events happen, then there is a substantial risk our business would fail. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' opinion on the financial statements for the period ended December 31, 2001.

We cannot assure that we will be able to achieve a satisfactory level of acceptance of our Internet textile trade centre among the textile manufacturers and exporters in China. Accordingly, we face a high risk of business failure.

Our success depends on the acceptance and use of our Internet textile trade centre by Chinese textile manufacturers and exporters as a tool to market and sell their textile products to buyers in China and around the world. We will need to achieve a level of brand recognition and confidence in our Internet textile trade centre and our services among the users of our website. We anticipate that we will spend $10,000 on advertising, sales and marketing for the twelve month period ending December 31, 2003, but there is no assurance that this will be sufficient to convince Chinese textile manufacturers and exporters that they should use our Internet textile trade centre as one of their primary tools to market their products. Accordingly, our prospect of generating revenue from the operation of our Internet textile trade centre is uncertain.

We have not generated any revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we may need to raise additional funds for the further advancement and continued development of our Internet textile trade centre, to respond to competitive pressures, to acquire complementary businesses or technologies or to respond to unanticipated requirements or expenses. For the twelve month period ending December 31, 2003, we expect that we will be required to spend $10,000 on advertising, sales and marketing, $5,000 on completing and developing the functionality of our website and $12,000 on the operation of our company. We anticipate that we will need to raise further financing after the twelve month period ending December 31, 2003. We do not currently have any arrangements for financing and we can provide no assurance we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our Internet textile trade centre and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

Because our business will use the Internet as the primary medium to conduct our business transactions, our success is dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce.

We plan to operate an Internet textile trade centre through the development of our website http://www.titanium-intelligence.com. When our Internet textile trade centre becomes fully operational, we expect to conduct most of business transactions through the Internet. Accordingly, our success will depend upon the acceptance and use of the Internet as an effective medium of commerce. However, the growth of commercial transactions on the Internet is a recent phenomenon. There can be no assurance that acceptance and use of the Internet will continue to grow at a fast pace or that a sufficient number of textile importers and exporters will begin using the Internet and other online services as a medium of trade. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and relatively few proven services and products exist. In addition, Internet based commercial transactions could lose their viability due to delays in the development or adoption of new standards and protocols required for handling of increased levels of Internet activities. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet and other online services generally and our business in particular. Our ability to successfully develop a membership base for our Internet textile trade centre, our ability to generate revenues and ultimately our ability to continue our business will be materially adversely affected if:

- use of the Internet as a medium for commerce does not continue to grow or grows more slowly than expected;

- the infrastructure for the Internet and other online services does not effectively support growth that may occur; or

- the Internet does not become viable commercial marketplaces for the products and services offered through our Internet textile trade centre.

If the volume of traffic on our Internet textile trade centre significantly increases, there is a risk that we may not have the capital resources necessary to acquire and develop the network infrastructure necessary to host our own website. If we cannot accommodate the increased traffic to our website, this could affect our ability to attract and retain members and therefore affect our ability to generate revenues.

A key element of the our strategy is to generate a high volume of traffic on our Internet textile trade centre. Accordingly, the satisfactory performance, reliability and availability of our Internet textile trade centre and network infrastructure of the company hosting our website are critical to our ability to attract and retain users and maintain adequate user service levels.

Any substantial increase in the volume of traffic on our Internet textile trade centre or the number of businesses utilizing our Internet textile trade centre will either require us to host our own website which would require us to acquire and develop our technology and network infrastructure or require us to fund any company, with sufficient network infrastructure to host our website. If we decide to develop our own technology and network infrastructure to host our own website, we will require further capital resources and, unless we can generate sufficient revenues or raise further funding, we will not have the funds necessary to finance such development. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, of the use of our Internet textile trade centre and timely develop our systems and infrastructure to accommodate such increases or fund another company to host our website. If we cannot accommodate any increased volume of traffic to our website, this could affect our ability to attract and retain members and therefore affect our ability to generate revenues.

The loss of our present officers and directors would affect our ability to raise additional capital, to build a membership base for our Internet textile trade centre and to complete the development of our website.

We rely upon the continued service and performance of our President and Chief Executive Officer, Paulo Martins, our Chief Financial Officer, Chen (Jason) Wu, and our other directors. Our President and Chief Executive Officer, Paulo Martins, has been instrumental in the development of fund raising strategy for our company. With the assistance of our Chief Financial Officer, Chen (Jason) Wu, they were successful in raising capital from business contacts in China in November 2001. Since February, 2002, Mr. Chen (Jason) Wu has also provided website design services to our company in connection with the construction and continued development of our website. Mr. Chen (Jason) Wu speaks fluent English and Chinese and has experience in establishing collaboration between Chinese and North American businesses. Mr. Chen (Jason) Wu will play a major role in providing assistance to our members to negotiate sales agreements with wholesale buyers. In addition, two of our directors, Qi (Alan) Zhuang and Hai Feng Zhang speak fluent Chinese and have worked in the textile industry in the Zhejiang Province of China. Through their experience, they have established many business contacts in the textile industry in China and have developed an intimate understanding of the Chinese business practices and customs. Our future ability to raise additional capital, if and when required, to contact and attract members for our Internet textile trade centre and to complete the development of our website depends on the retention of these people, whose language ability and knowledge and understanding of our business and Chinese business practices and customs, and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

Two of our directors are employees of textile manufacturers in China which are either members or potential members of our Internet textile trade centre and therefore there is a conflict of interest between our company and these members. Potential members of our Internet textile trade centre may be reluctant to join our Internet textile trade centre because of this conflict of interest.

One of our directors, Qi (Alan) Zhuang, is also the Chief Financial Officer of Zhejiang Weilai Group Company, a textile manufacturer in China. Another one of our directors, Hai Feng Zhang, is also the Chief Operating Officer of Zhejiang Weilai Import and Export Co., a textile trade company in China. Zhejiang Weilai Group Company is a member of our Internet textile trade centre. Since both of these individuals are directors of our company and employees of companies that are either a member or a potential member of our Internet textile trade centre, there is a conflict of interest between our company and these two members. Because we intend to solicit memberships for our Internet textile trade centre among textile manufacturers in China, most of our prospective members will be competitors of these companies. Accordingly, our two directors' positions with their respective companies may cause prospective members to be reluctant in joining our Internet textile trade centre as prospective members may perceive that these two directors will not advance their interests as members fully because of this conflict of interest.

Risks associated with our common stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to apply to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of heir investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Risks associated with political, economic and regulatory uncertainty in China

Any changes in the political and economic policies of or any new regulations implemented by the People's Republic of China government could affect, or even restrict, the operation of our business and our ability to generate revenues.

Our business depends largely on the participation of textile products manufacturers and exporters in the People's Republic of China and accordingly, our business, results of operations and financial conditions are affected to a significant degree by any economic, political and legal developments in China.

Since the establishment of the People's Republic of China in 1949, the Communist Party has been the only governing political party in China. The highest bodies of leadership are the Politburo, the Central Committee and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including the Ministry of Information Industry, the regulatory agency responsible for the Internet in China.

Since the late 1970s, the government of the People's Republic of China has been reforming its economic system. Although we believe that economic reform and the macroeconomic measures adopted by the People's Republic of China government have had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Some modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and use of Internet services in China. Any such changes would have a material adverse effect on our business. Furthermore, there is no guarantee that the People's Republic of China government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in political, economic and social conditions in China, adjustments in policies by the People's Republic of China government or changes in laws and regulations on the Internet could affect the manner in which we operate our business, restrict or prohibit transactions initiated or conducted through our Internet textile trade centre, or control which products may be sold through our Internet textile trade centre. Any such changes or new regulations could affect our ability to attract members and therefore affect our ability to generate revenues. If we are unable to generate a membership base for our Internet textile trade centre or generate revenues, our business will probably fail.

Laws and regulations applicable to the Internet in China remain unsettled and may affect our ability to attract members to join and utilize our Internet textile trade centre.

Growth of the Internet in China could be materially adversely affected by governmental regulation of the industry. Due to the increasing popularity and use of the Internet and other online services, it is possible that regulations may be adopted with respect to the Internet or other services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of additional laws and regulations applicable to the Internet may slow the growth of the Internet, which could in turn lead to reduced demand for our Internet textile trade centre.

The Ministry of Information Industry in China is currently reviewing its telecommunications regulations, particularly as they relate to activities on the Internet. While we are not aware of any existing or proposed regulations that have a significant direct adverse effect on our business, a restrictive regulatory policy toward the Internet industry in China would have a material direct adverse effect on our business as we will have a difficult time attracting members to join and utilize our Internet textile trade centre.

If relations between the United States and China worsen, the price of our common stock may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between the two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the price of our common stock and our ability to access the U.S. capital markets.

The war in Iraq and recent terrorist attacks may have an adverse effect on our business.

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 and the hostilities in Iraq may have adverse effects on business, financial and general economic conditions for an indefinite period. These effects may, in turn, adversely affect our business, results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

The recent outbreak of Severe Acute Respiratory Syndrome in China may have an adverse effect on our business.

There has been a recent outbreak of Severe Acute Respiratory Syndrome in part of China. According to the latest report made by government of China to the World Health Organization, this disease has infected more than 2,000 people and caused over 100 deaths in China and Hong Kong. It has been suspected that Severe Acute Respiratory Syndrome originated in the Province of Guangdong in China. Scientists around the world have not been able to develop an effective cure. On April 4, 2003, the World Health Organization issued a travel advisory recommending that persons travelling to Hong Kong and Guangdong Province of China consider postponing all but essential travel. Accordingly, we believe that the outbreak of Severe Acute Respiratory Syndrome in China may have adverse effects on business, financial and general economic conditions in China for an indefinite period. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

Other risks

Because some of our officers and directors are located in non-U.S. jurisdictions, there may be no effective recourse against the management for misconduct and judgment and civil liabilities against our officers, directors, experts and agents may be unenforceable.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2. Description of Property.

Currently, our executive business office is located at 187 Edward Crescent, Port Moody, British Columbia. These facilities are provided to us at no charge by our director, President and Chief Executive Officer, Mr. Paulo Martins. We anticipate that our business office will be provided to us at no charge at least until the end of the calendar year 2003.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders either through solicitation of proxies of otherwise in the fourth quarter of the fiscal year December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Currently, there is no active trading market for our common stock. We plan to apply to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. However, we cannot with any assurance that our common stock will be traded on the OTC Bulletin Board.

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors" beginning on page 9 of this form.

General

From the date of our incorporation on August 20, 2001 to now, we have been a start-up company that has no revenues. Our operating activities during this period consist primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Parts of our website at http://www.titanium-intelligence.com commenced operation on April 2, 2002 and until our website become fully operational we will not generate any revenues from operation of our website.

Our financial statements are prepared in conformity with generally accepted accounting principles of the United States of America. Our operating expenses are classified into four major categories:

- office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. The amount incurred by our company during the year ended December 31, 2002 was $921 (estimated to be approximately $12,000 for the twelve months ending December 31, 2003);

- professional fees, which consists of primarily of accounting and auditing fees for the year end audit and legal and organizational fees for securities advice and preparation of a Registration Statement on Form SB-2. The amount incurred by our company during the year ended December 31, 2002 was $55,807 (estimated to be approximately $8,000 for the twelve months ending December 31, 2003);

- travel expenses, which consist primarily of expenses incurred for travelling to China to attend meetings with professionals in the local textile industry to promote awareness of our Internet textile trade centre and to solicit interests among Chinese textile manufacturers and exporters to register as members onto our website. The amount incurred by our company during the year ended December 31, 2002 was $7,250 (estimated to be approximately $10,000 for the twelve months ending December 31, 2003);

- website development expenses, which consist primarily of the expenses incurred for developing and operating our Internet textile trade centre, including expenses incurred in the setting up of the website and designing and implementing the various functions of our website. The amount incurred by our company during the year ended December 31, 2002 was $2,500 (estimated to be approximately $5,000 for the twelve months ending December 31, 2003).

Plan of Operation for the twelve months Ending December 31, 2003

Our primary objective in the twelve months ending December 31, 2003 will be to complete the construction of and further develop our Internet textile trade centre on our website http://www.titanium-intelligence.com. We commenced construction of our Internet trade centre in February, 2002. Part of the website is now operational but our website currently still does not allow users to purchase the textile products listed on our website because we feel our website does not contain adequate security features to protect information given to us by the users of our website. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We anticipate that our Internet textile trade centre will be fully operational by the end of the calendar year 2003.

Our Internet textile trade centre will be an online showroom where our members can list their textile products for sale. Textile products may include semi-finished products such as thread, knit fabrics, woven clothes and finished products and such as dresses, shirts and other clothing and apparel. During the initial stage of the development of our Internet textile trade centre, we will focus on finished textile products. We plan to target the Chinese textile manufacturers and exporters because we want to take advantage of our management's Chinese language ability and their existing contacts in the Chinese textile industry. Three of our directors were born and educated in China and they speak fluent Chinese. Two of these directors, Qi (Alan) Zhuang and Hai Feng Zhang, have also worked in the textile industry in the Zhejiang Province of China. Through their business experience they have established many business contacts in the textile industry in China and have an intimate understanding of the Chinese business practices and customs.

We have not generated any revenues and our operating activities have used cash resources of approximately $52,408 for the year ended December 31, 2002. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establishment of our bank accounts, payment of our audit fees and legal fees associated with filing of a Registration Statement on Form SB-2, and registration of our domain name for our website http://www.titanium-intelligence.com. We anticipate that our operating expenses will increase as we develop more sophisticate security and other functions for our Internet textile trade centre. We estimate our expenses in completing and developing the functionality of our website to be $5,000 for the twelve months ending December 31, 2003.

We also intend to promote our Internet textile trade centre through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We also anticipate conducting a series of "road shows" for key trade organizations and consultants in major cities in China in the summer of 2002. The costs of these marketing activities in the twelve months ending December 31, 2003 will be approximately $10,000, which will make up the bulk of our operating expenses. In addition to these expense, we expect that our Internet textile trade centre will cost approximately $1,000 per month to operate. We have cash in the amount of $59,597 at December 31, 2002. Accordingly, we believe we have the necessary cash resources to operate for a twelve month period ending December 31, 2003 even if we are unable to generate any revenues during the period ending December 31, 2003.

We plan to generate revenues from our Internet textile trade centre primarily through the transactional fees we will charge our members for the sale of their textile products through the use of our Internet textile centre. A schedule of fees will be contained in the membership agreement that each member will be required to execute when they first register with our Internet textile trade centre. Depending on the size of the member company, we may adjust the rate of our transactional fees, which we estimate will be between 1% to 5% of the total value of the textile products sold for each transaction. We will charge a higher transactional fee for assisting our members in the sale of their textile products to a wholesale buyer through the use of our Internet textile trade centre.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become operational:

- we must complete the construction of our website for use as our Internet textile trade centre. Our website currently still does not allow users to complete a purchase because we feel our website does not contain adequate security features to protect information given to us by the users. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We will endeavour to have our Internet textile trade centre be fully operational by the end of the calendar year 2003.

- we must continue to market our Internet textile trade centre and obtain membership applications from interested textile products manufacturers in China. We intend to sign up at least 3 members for our Internet textile trade centre by the end of the calendar year 2003. Our director have contacted a few textile products manufacturers in China to solicit their interests in the services to be provided by our Internet textile trade centre. Based on our meetings and discussions with these Chinese textile products manufacturers, we believe that some of them will sign up to become members of our Internet textile trade centre.

- we must continue to attend meetings with textile industry professionals in China and develop relationships with those professionals. We believe that executives in the Chinese textile industry can provide names of potential members for our Internet textile trade centre. Through these industry professionals, we will also be able to establish a certain level of awareness of our Internet textile trade centre in the Chinese textile industry. We expect that by the end of the calendar year 2003, we should have achieved a level of awareness of our Internet textile trade centre in the Chinese textile industry.

- we must develop relationships with customs brokers and trade professionals who specialize in wholesale trades of textile products. We believe that these brokers and trade professionals will become good sources of referrals for membership. We should have developed relationships with several brokers who will be sources of referrals by the end of the calendar year 2003.

Research and Development

The only research and development activities we intend to conduct under our plan of operation are the completion and further developments of our website. We plan to complete the construction of our website within the twelve months ending December 31, 2003. We also intend to further develop the functionality of our website by incorporating security features so we can protect information given to us by the users of our Internet textile trade centre. Furthermore, as the number of products listed on our website increases, we intend to upgrade and expand our database so products are organized by manufacturers as well as by category. With the expansion of our database, we may be required to upgrade our search function to make searching for a product on our website more user friendly. After our Internet textile trade centre achieves a level of satisfactory acceptance among the Chinese textile manufacturers, we will contemplate selling advertising space on our website to allow banner and click through advertisements.

As we are targeting textile products manufacturers and exporters in China to register as members on our website, we also plan to construct parts of our Internet textile trade centre in Chinese to provide easy access to our prospective members. Currently, however, we have not begun construction of the Chinese portion of our Internet textile trade centre. Furthermore, our members are currently responsible for arranging credit card payments for the payment of textile goods purchased as a result of being listed on our website. As the number of sales through the use of our website increases, we may add the ability to process credit card payments from the users directly on our website. Finally, we intend to proactively seek feedback from our members and develop upgrades and modifications to our Internet textile trade centre as recommended by our members.

We have been relying on our Chief Financial Officer and one of our directors, Chen (Jason) Wu, with technical services in the basic design and setting up of our Internet textile trade centre website. As the tasks relating to completion and maintenance of our website become more difficult and complex, we expect to retain assistance from outside professional consultants. Competition for individuals in the technology sector has been intense and we may not be able to attract, assimilate, or retain additional highly qualified consultants or personnel when needed to complete the further development of our Internet textile trade centre.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of December 31, 2002, our Chief Executive Officer, Paulo Martins, and Chief Financial Officer, Chen (Jason) Wu, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provide us with capital raising services. If our sales and marketing program is successful in building a significant membership base for our Internet textile trade centre and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

Since we have not generated any revenue and have only recently commenced construction of our Internet textile trade centre, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period ended December 31, 2002. Our accumulated deficit at December 31, 2002 was $70,672.

These financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

Item 7. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in conformity with United States generally accepted accounting principles.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

DECEMBER 31, 2002 and 2001

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company) FINANCIAL STATEMENTS
December 31, 2002 and 2001

TABLE OF CONTENTS

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Titanium Intelligence, Inc. (A Development Stage Company)
Port Moody, BC, Canada

We have audited the accompanying balance sheet of Titan Web Solutions, Inc. (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and for the period from inception (August 20, 2001) to December 31, 2001, were audited by other auditors whose report dated April 19, 2002, expressed an unqualified opinion on those statements, except such report was modified to include an explanatory paragraph for a going concern uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titanium Intelligence, Inc. (A Development Stage Company) at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
April 14, 2003

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
DECEMBER 31

	2002	2001

ASSETS

Current
Cash and cash equivalents	$59,597	$97,546
Deferred tax asset less valuation allowance of $24,000 (2001 - $1,800)	-	-

Total assets	$9,597	$97,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$14,903	$1,700
Due to related party (Note 5)	15,366	907

Total current liabilities	30,269	2,607

Contingency (Note 2)

Stockholders' equity
Common stock (Note 6)
Authorized
25,000,000 common shares with a par value of $0.001
Issued and outstanding
2,500,000 common shares (2001 - 2,500,000)	2,500	2,500
Additional paid-in capital (Note 6)	97,500	97,500
Deficit accumulated during the development stage	(70,672)	(5,061)

Total stockholders' equity	29,328	94,939

Total liabilities and stockholders' equity	$59,597	$97,546

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Year Ended December 31, 2002	Period From Inception (August 20, 2001) to December 31, 2001	Cumulative Amounts From Inception (August 20, 2001) to December 31, 2002

EXPENSES
Office and miscellaneous	$921	$8	$929
Professional fees	55,807	5,117	60,924
Travel - related party	7,250	-	7,250
Web-site development - related party	2,500	-	2,500

Loss before other income and taxes	(66,478)	(5,125)	(71,603)

OTHER INCOME
Interest income	467	64	531
Foreign exchange gain	400	-	400

	867	64	931

Loss before income taxes	(65,611)	(5,061)	(70,672)

PROVISION FOR INCOME TAXES	-	-	-

Net loss	$(65,611)	$(5,061)	$(70,672)

Basic and diluted net loss per share of common stock	$(0.03)	$(0.01)

Weighted average number of shares of common stock outstanding	2,500,000	601,504

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance, August 20, 2001	-	$-	$-	$-	$-
(Date of inception)

Common stock issued for cash
at $0.04 per share	2,500,000	2,500	97,500	-	100,000

Net loss	-	-	-	(5,061)	(5,061)

Balance, December 31, 2001	2,500,000	$2,500	$97,500	(5,061)	94,939

Net loss	-	-	-	(65,611)	(65,611)

Balance, December 31, 2002	2,500,000	$2,500	$97,500	$(70,672)	$29,328

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Year Ended December 31, 2002	Period From Inception (August 20, 2001) to December 31, 2001	Cumulative Amounts From Inception (August 20, 2001) to December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,611)	$(5,061)	$(70,672)
Changes in non-cash working capital item:
Increase in accounts payable and accrued liabilities	13,203	1,700	14,903

Net cash used in operating activities	(52,408)	(3,361)	(55,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	100,000	100,000
Due to related party	14,459	907	15,366

Net cash provided by financing activities	14,459	100,907	115,366

Change in cash and cash equivalents	(37,949)	97,546	59,597

Cash and cash equivalents, beginning of period	97,546	-	-

Cash and cash equivalents, end of period	$59,597	$97,546	$59,597

Cash paid during period for:
Interest	$-	$-	$-
Income taxes	-	-	-

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2002

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

The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

	2002	2001

Deficit accumulated during the development stage	$(70,672)	$(5,061)
Working capital	29,328	94,939

3. SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Web-site development costs

Web-site development costs incurred in the preliminary project stage are expensed as incurred.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive shares of common stock.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New accounting pronouncements (cont'd)

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

4. WEB-SITE DEVELOPMENT AGREEMENT

On February 1, 2002, the Company entered into an agreement with an officer of the Company whereby the officer will provide technical services in connection with the design and set-up of the Company's web-site in exchange for fees to be determined based on the value of the officer's services to the Company and such fees will be paid when sufficient funds are available to the Company.

During the year ended December 31, 2002, the Company incurred $2,500 (2001 - $Nil) of website development costs to this officer of the Company. This transaction was in the normal course of operations and was measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

5. DUE TO RELATED PARTY

	2002	2001

Due to the President of the Company, unsecured, non-interest bearing with no fixed terms of repayment	$907	$907
Due to an officer of the Company, unsecured, non-interest bearing with no fixed terms of repayment	14,459	-

	$15,366	$907

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2002

6. COMMON STOCK

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

7. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2002	2001

Loss before income taxes	$(65,611)	$(5,061)

Expected income tax benefit	$22,300	$1,800
Unrecognized benefit of operating loss carryforwards	(22,300)	(1,800)

Income tax benefit	-	$-

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

Deferred tax assets:
Operating loss carryforwards	$24,000	$1,800
Valuation allowance	(24,000)	(1,800)

Net deferred tax assets	$-	$-

The Company has approximately $70,700 of net operating loss carryforwards which expire beginning in 2021.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2002

8. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due to related party. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

9. SEGMENT INFORMATION

The Company's operations were conducted in one reportable segment, being the development of a website into an online marketplace linking manufacturers and exporters of textile products in China to traders and wholesale buyers around the world, primarily in Canada.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Please refer to our Current Report on Form 8-K, filed on April 4, 2003 for information with respect to changes in our independent auditors.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paulo Martins	Director, President and Chief Executive Officer	30	Director since August 20, 2001, President and Chief Executive Officer since September 25, 2001
Chen (Jason) Wu	Director, Chief Financial Officer, Treasurer and Secretary	27	Director since August 20, 2001, Chief Financial Officer and Secretary since September 25, 2001, Treasurer since July 8, 2002.
Qi (Alan) Zhuang	Director	28	Director since November 26, 2001
Hai Feng Zhang	Director	25	Director since November 26, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Paulo Martins, Director, President and Chief Executive Officer

Paulo Martins is a director and the President and Chief Operating Officer of Titanium Intelligence, Inc. Mr. Martins has gained experience in financial and business management through investing in start up companies like Titanium Holdings Inc. and Titanium Ventures Inc. from 1999 to 2001. His participation in Titanium Holdings Inc. and Titanium Ventures Inc. includes developing fund raising strategies, securing credit lines and negotiating business combination transactions such as mergers, acquisitions and joint ventures. Since 1999, Mr. Martins has served as the Chairman of the Board and the President of Titanium Development, Inc., a property and construction company. Since 2000, he has also been one of the major investors of Avance Venture Corp., a company whose common shares are listed on the TSX Venture Exchange. Avance Venture Corp. is a junior natural resource and mining company engaged in the acquisition and exploration of mineral and oil and gas properties in Canada. Prior to 1999 and since 1996, Mr. Martins operated a business which focussed on the renovation and landscaping of residential homes. Between 1996 and 1999, Mr. Martins operated this business as a sole proprietorship and in 1999, he incorporated the business under the name of Titanium Development, Inc.

Chen (Jason) Wu, Director, Chief Financial Officer, Treasurer and Secretary

Chen (Jason) Wu was educated in Shanghai, China and obtained a bachelor degree in 1997 in International Trade and Economy from the Shanghai Maritime University. From 1997 to 1998, Mr. Wu served as the e-commerce project manager for the China Chamber of Commerce of Medicines & Health Products Importers & Exporters and assisted the organization to set up one of the first e-commerce websites in China. From 1999 to 2000, he worked as an independent business consultant for Bowen Technologies Inc., a Taiwanese company, and was responsible for introducing the fingerprint based technology for employee management & data collection system to the Chinese market. Since 1997, Mr. Wu has developed meaningful experience in establishing collaborations between Chinese businesses and American and Canadian enterprises. One collaboration in which Mr. Wu participated in 2000 was the joint venture between Corinex Communications Corp., a Canadian company, and its Chinese partner, the COSCO Group, for the distribution of communication equipment in China. Mr. Wu assisted Corinex Communications by introducing the technology to the COSCO Group, participating in the demonstration of the technology and participating in the negotiation between Corinex Communications and the COSCO Group regarding the distribution rights of the communication equipment in China.

Qi (Alan) Zhuang, Director

Qi (Alan) Zhuang graduated from Zhejiang Institute of Finance and Economy with major in Chinese and International Accounting in 1995. Upon the completion of his studies in 1995, he joined the finance department of the Huzhou City Committee of Ministry of Foreign Trade and Co-operation. From 1996 to 1999, Mr. Zhuang worked as an in house accountant for the finance department of the Import and Export Corporation of Huzhou City. From 1999 to 2000, Mr. Zhuang moved to the finance department of the Foreign Trade and Economic Co-operation Corporation of Huzhou City and was responsible for its overall accounting function. From 2000 to the present, Mr. Zhuang has been employed by Zhejiang Weilai Group Company, business conglomerate in the Province of Zhejiang. Mr. Zhuang has recently been promoted to the position of Chief Financial Officer of Zhejiang Weilai Group Company and is in charge of its overall financial operations.

Hai Feng Zhang, Director

Hai Feng Zhang graduated from Zheiang Institute of Engineering in 1998. Since his graduation, Mr. Zhang has been employed by Zhejiang Weilai Import and Export Co., a silk textile manufacturing company, and has served as its Chief Operating Officer. As the Chief Operating Officer, Mr. Zhang is in charge of the day to day business operation of Zhejiang Weilai Import and Export Co. Mr. Zhang is intimately familiar with the operation of a textile business in China and has established a valuable network in the textile industry in China.

Committees of the Board

We do not have an audit or compensation committee at this time. The board will operate as the audit committee until such time when an audit committee is appointed.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Paulo Martins(1)	1	1	None
Chen (Jason) Wu(1)	1	1	None
Qi (Alan) Zhuang(1)	1	1	None
Hai Feng Zhang(1)	1	1	None

(1) The named officer and/or director, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation.

The following table summarizes the compensation awarded to, earned by, or paid to our President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the period from August 20, 2001 (incorporation) to December 31, 2002.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Paulo Martins, President and CEO	2002 2001 2000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

We have not entered into any employment agreement or consulting agreement with our directors and executive officers, other than a service agreement with Mr. Chen (Jason) Wu for his technical services and under the service agreement we agreed to pay Mr. Wu such amount as our directors determine in view of Mr. Wu's contribution to the company and the funds available to us for compensation of contractors and employees. In the twelve month period ended on December 31, 2002, we paid Mr. Chen (Jason) Wu a total of $2,500 for the technical services provided by him.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

We granted no stock options in the last fiscal year.

The following table sets forth for the Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($0.04 per share) and the exercise price of the individual's options. No named Executive Officer exercised options during the year ended December 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at Financial Year-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at Financial Year-End ($) Exerciseable / Unexerciseable
			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Paulo Martins	Nil	Nil	Nil	Nil	$Nil	$Nil

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended December 31, 2002.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Titanium other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Stock Option Plan

Currently, we do not have a stock option plan.

Employee/Consulting Agreements

Currently, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees, other than the service agreement we entered into with Mr. Chen (Jason) Wu for his technical services relating to designing and setting up our website. Under the service agreement with Mr. Wu, we agreed to pay Mr. Wu such amount as our directors determine in view of the value of Mr. Wu's service provided to our company and the funds available to us for compensation of contractors and employees. In the fiscal year ended on December 31, 2002, we paid Mr. Wu a total of $2,500 for the technical services provided by him.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth, as of September 1, 2002, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paulo Martins Rue de Ceuta, 2 ESQ Linda A Velha, 2795 Linda A Velha, Portugal	245,000 common shares(2)	9.8%
Chen (Jason) Wu 12-610 Baihuayuan, Haoxi Road Nantong, Jiangsu, China	56,250 common shares	2.3%
Qi (Alan) Zhuang 8th Fenghuang Road Huzhou, Zhejiang, China	125,000 common shares	5%
Hai Feng Zhang #88 Renmin Road Huzhou, Zhejiang, China	25,000 common shares	1%
Directors and Executive Officers as a Group	451,250 common shares	18.1%

(1) Based on 2,500,000 shares of common stock issued and outstanding as of April 10, 2003. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 120,000 shares of common stock held by Maria Martins, the mother of Paulo Martins.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Titanium.

Item 12. Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

The promoters of our company are our President, Chief Executive Officer and one of our directors, Paulo Martin, our Chief Financial Officer, corporate secretary and one of our directors, Chen (Jason) Wu, and our two other directors, Qi (Alan) Zhuang and Hai Feng Zhang.

On November 30, 2001, we issued 125,000 shares of our common stock at $0.04 per share to Mr. Paulo Martins in a private placement transaction. Mr. Martins paid the same per share price as every other subscriber in the private placement.

On November 30, 2001, we issued 56,250 shares of our common stock at $0.04 per share to Mr. Chen (Jason) Wu in a private placement transaction. Mr. Wu paid the same per share price as every other subscriber in the private placement.

On November 30, 2001, we issued 125,000 shares of our common stock at $0.04 per share to Mr. Qi (Alan) Zhuang in a private placement transaction. Mr. Zhuang paid the same per share price as every other subscriber in the private placement.

On November 30, 2001, we issued 25,000 shares of our common stock at $0.04 per share to Mr. Hai Feng Zhang in a private placement transaction. Mr. Zhang paid the same per share price as every other subscriber in the private placement.

Since February of 2002, our Chief Financial Officer who is also one of our directors, Chen (Jason) Wu, has been providing us with technical services in the basic design and setting up of our Internet textile trade centre. We entered into a service agreement with Mr. Chen (Jason) Wu for his technical services and under the service agreement we agreed to pay Mr. Chen (Jason) Wu an amount as determined by our directors in view of Mr. Chen (Jason) Wu's contribution to our company and the funds available to us for compensation of contractors and employees. During the year ended December 31, 2002, we paid Mr. Chen (Jason) Wu a total of $2,500 for the technical services provided by him.

On March 28, 2002, we entered into a membership agreement with Zhejiang Weilai Group Company for the use of our Internet textile trade centre to list its textile products. Under the membership agreement with Zhejiang Weilai Group Company, Zhejiang Weilai Group Company will pay us service fees ranging from 1% to 3% of the total value of the textile products sold, depending on the total value of a particular transaction, for sales of their textile products to retail buyers. For each wholesale transaction completed through the use of our Internet textile trade center, Zhejiang Weilai Group Company will pay us a service fee equal to 5% of the total value of the textile products sold. One of our directors, Qi (Alan) Zhuang, is also the Chief Financial Officer of Zhejiang Weilai Group Company, but does not have an ownership or other financial interest in Zhejiang Weilai Group Company.

One of our directors, Hai Feng Zhang, is also the Chief Operating Officer of Zhejiang Weilai Import and Export Co., a silk textile manufacturing company and a potential member of our Internet textile trade centre, but does not have any ownership or financial interest in Zhejiang Weilai Import and Export Co.

Item 13. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On April 4, 2002 we filed a current report on Form 8-K announcing the changes in our certifying accountant from Davidson & Company to Dohan and Company effective March 28, 2003.

On November 20, 2002 we filed a current report on Form 8-K announcing the filing of our Form 10-QSB Quarterly Report for the period ended September 30, 2002 with the United States Securities and Exchange Commission. In connection with the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements, we attached as exhibit 99.1 to the Form 8-K Current Report the Certification of the President, Secretary and Treasurer.

Financial Statements Filed as a Part of the Annual Report

Our financial statements include:

Balance Sheets

Statement of Operations

Statements of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation as Amended (incorporated by reference from our Registration Statement on Form SB-2, filed on May 14, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on May 14, 2002).

(10) Material Contracts

10.1 Service Agreement between Titanium Intelligence, Inc. and Chen (Jason) Wu dated February 1, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on May 14, 2002).

10.2 Membership Agreement between Titanium Intelligence, Inc. and Zhejiang Weilain Group Company dated March 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on May 14, 2002).

(99) Additional Exhibits

99.1 Section 906 Certification.

Item 14. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM INTELLIGENCE, INC.

By:

/s/ Paulo Martins

Paulo Martins, President and CEO
(Principal Executive Officer)

Date: April 25, 2003

By:

/s/ Chen (Jason) Wu

Chen (Jason) Wu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 25, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paulo Martins, certify that:

1. I have reviewed this annual report on Form 10-KSB of Titanium Intelligence, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ Paulo Martins

Paulo Martins

President and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chen (Jason) Wu, certify that:

1. I have reviewed this annual report on Form 10-KSB of Titanium Intelligence, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ Chen (Jason) Wu

Chen (Jason) Wu

Chief Financial Officer