Form 10QSB
period 2003-03-31
TITANIUM INTELLIGENCE INC
filed 2003-05-15
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  333-88234

Titanium Intelligence, Inc.
(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	27-0019071 (I.R.S. Employer Identification No.)

187 Edward Crescent, Port Moody, British Columbia V3H 3J8
(Address of principal executive offices)

604.377.5201
(Issuer's telephone number)

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,500,000 common shares issued and outstanding as of May 12, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2003

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$ 49,788	$ 59,597
Deferred tax asset less valuation allowance of $27,700 (2002 - $24,000)	-	-

Total assets	$ 49,788	$ 59,597

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 21,099	$ 14,903
Due to related party (Note 3)	10,366	15,366

Total current liabilities	31,465	30,269

Stockholders' equity
Common stock (Note 4)
Authorized
25,000,000 common shares with a par value of $0.001
Issued and outstanding
2,500,000 common shares (December 31, 2002 - 2,500,000)	2,500	2,500
Additional paid-in capital	97,500	97,500
Deficit accumulated during the development stage	(81,677)	(70,672)

Total stockholders' equity	18,323	29,328

Total liabilities and stockholders' equity	$ 49,788	$ 59,597

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative Amounts From Inception (August 20, 2001) to March 31, 2003	Three Month Period Ended March 31, 2003	Three Month Period Ended March 31, 2002

EXPENSES
Office and miscellaneous	$ 1,424	$ 495	$ 43
Professional fees	71,219	10,295	11,887
Travel	7,250	-	-
Web-site development - related party	2,500	-	-

Loss before other income	(82,393)	(10,790)	(11,930)

OTHER INCOME
Interest income	558	27	128
Foreign exchange	(158)	242	-

Loss before income taxes	(81,677)	(11,005)	(11,802)

PROVISION FOR INCOME TAXES	-	-	-

Net loss	$ (81,677)	$ (11,005)	$ (11,802)

Basic and diluted net loss per share of common stock		$ (0.01)	$ (0.01)

Weighted average number of shares of common stock outstanding		2,500,000	2,500,000

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

	Shares	Amount

Balance, August 20, 2001	-	$ -	$ -	$ -	$ -
(Date of incorporation)

Common stock issued for cash
at $0.04 per share	2,500,000	2,500	97,500	-	100,000

Net loss	-	-	-	(5,061)	(5,061)

Balance, December 31, 2001	2,500,000	$ 2,500	$ 97,500	(5,061)	94,939

Net loss	-	-	-	(65,611)	(65,611)

Balance, December 31, 2002	2,500,000	$ 2,500	$ 97,500	$ (70,672)	$ 29,328

Net loss	-	-	-	(11,005)	(11,005)

Balance, March 31, 2003	2,500,000	$ 2,500	$ 97,500	$ (81,677)	$ 18,323

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Cumulative Amounts From Inception (August 20, 2001) to March 31, 2003	Three Month Period Ended March 31, 2003	Three Month Period Ended March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (81,677)	$ (11,005)	$ (11,802)
Changes in non-cash working capital item:
Increase in accounts payable and accrued liabilities	21,099	6,196	5,615

Net cash used in operating activities	(60,578)	(4,809)	(6,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	100,000	-	-
Due to related party	10,366	(5,000)	-

Net cash provided by (used in) financing activities	110,366	(5,000)	-

Change in cash and cash equivalents	49,788	(9,809)	(6,187)

Cash and cash equivalents, beginning of period	-	59,597	97,546

Cash and cash equivalents, end of period	$ 49,788	$ 49,788	$ 91,359

Cash paid during period for:
Interest		$ -	$ -
Income taxes		-	-

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2003

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2. GOING CONCERN AND MANAGEMENT PLANS

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

	March 31, 2003	December 31, 2002

Deficit accumulated during the development stage	$ (81,677)	$ (70,672)
Working capital	18,323	29,328

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MARCH 31, 2003

3. DUE TO RELATED PARTY

	March 31, 2003	December 31, 2002

Due to the President of the Company, unsecured, non-interest bearing with no fixed terms of repayment	$ 907	$ 907
Due to an Officer of the Company, unsecured, non-interest bearing with no fixed terms of repayment	9,459 $ 10,366	14,459 $ 15,366

During the three month period ended March 31, 2003, the Company repaid a loan of $5,000 which was due to the President of the Company.

This transaction was in the normal course of operations and was measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

4. COMMON STOCK

On November 30, 2001, the Company issued 2,500,000 shares of common stock at a price of $0.04 per share for total proceeds of $100,000.

5. SEGMENT INFORMATION

The Company's operations were conducted in one reportable segment, being the development of a website into an online marketplace linking manufacturers and exporters of textile products in China to traders and wholesale buyers around the world, primarily in Canada.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Titanium" mean Titanium Intelligence, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

Our financial statements are prepared in conformity with generally accepted accounting principles of the United States of America. Our operating expenses are classified into four major categories:

- office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. The amount incurred by our company during the three months ended March 31, 2003 was $495 compared to approximately $32.75 incurred during three months ended March 31, 2002;

- professional fees, which consists of primarily of accounting and auditing fees for the year end audit and legal and organizational fees for securities advice. The amount incurred by our company during the three months ended March 31, 2003 was $10,295 compared to approximately $5,455.66 incurred during three months ended March 31, 2002;

- travel expenses, which consist primarily of expenses incurred for travelling to China to attend meetings with professionals in the local textile industry to promote awareness of our Internet textile trade centre and to solicit interests among Chinese textile manufacturers and exporters to register as members onto our website. There were no travel expenses incurred by our company during the three months ended March 31, 2003 and the three months ended March 31, 2002;

- website development expenses, which consist primarily of the expenses incurred for developing and operating our Internet textile trade centre, including expenses incurred in the setting up of the website and designing and implementing the various functions of our website. There were no website development expenses incurred by our company during the three months ended March 31, 2003 and the three months ended March 31, 2002.

Plan of Operation

Our primary objective in the twelve months ending March 31, 2004 will be to complete the construction of and further develop our Internet textile trade centre on our website http://www.titanium-intelligence.com. We commenced construction of our Internet trade centre in February, 2002. Part of the website is now operational but still does not allow users to purchase the textile products listed because we feel our website does not contain adequate security features to protect information given to us by the users of our website. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We anticipate that our Internet textile trade centre will be fully operational by the end of the calendar year 2003.

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

We have not generated any revenues and our operating activities have used cash resources of approximately $9,809 for the three months ended March 31, 2003. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establishment of our bank accounts, payment of our audit fees and legal fees and registration of our domain name for our website http://www.titanium-intelligence.com. We anticipate that our operating expenses will increase as we develop more sophisticate security and other functions for our Internet textile trade centre. We estimate our expenses in completing and developing the functionality of our website to be $5,000 for the twelve months ending March 31, 2004.

We also intend to promote our Internet textile trade centre through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We also anticipate conducting a series of "road shows" for key trade organizations and consultants in major cities in China in the summer of 2003. The costs of these marketing activities in the twelve months ending March 31, 2004 will be approximately $10,000, which will make up the bulk of our operating expenses. In addition to these expense, we expect that our Internet textile trade centre will cost approximately $1,000 per month to operate. We have cash in the amount of $49,788 at March 31, 2003. Accordingly, we believe we have the necessary cash resources to operate for a twelve month period ending March 31, 2004 even if we are unable to generate any revenues during the period ending March 31, 2004.

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

In management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become operational:

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

- we must continue to market our Internet textile trade centre and obtain membership applications from interested textile products manufacturers in China. We intend to sign up at least 3 members for our Internet textile trade centre by the end of the calendar year 2003. Our director has contacted a few textile products manufacturers in China to solicit their interests in the services to be provided by our Internet textile trade centre. Based on our meetings and discussions with these Chinese textile products manufacturers, we believe that some of them will sign up to become members of our Internet textile trade centre.

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

Research and Development

The only research and development activities we intend to conduct under our plan of operation are the completion and further developments of our website. We plan to complete the construction of our website within the nine months ending December 31, 2003. We also intend to further develop the functionality of our website by incorporating security features so we can protect information given to us by the users of our Internet textile trade centre. Furthermore, as the number of products listed on our website increases, we intend to upgrade and expand our database so products are organized by manufacturers as well as by category. With the expansion of our database, we may be required to upgrade our search function to make searching for a product on our website more user friendly. After our Internet textile trade centre achieves a level of satisfactory acceptance among the Chinese textile manufacturers, we will contemplate selling advertising space on our website to allow banner and click through advertisements.

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

Personnel

As of March 31, 2003, our Chief Executive Officer, Paulo Martins, and Chief Financial Officer, Chen (Jason) Wu, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provide us with capital raising services. If our sales and marketing program is successful in building a significant membership base for our Internet textile trade centre and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Going Concern

Since we have not generated any revenue and have not completed the construction of our Internet textile trade centre, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended March 31, 2003. Our accumulated deficit at March 31, 2003 was $81,677.

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

Item 3. Controls and Procedures.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On April 25, 2003 we filed an amended current report on Form 8-K/A announcing the changes in our certifying accountant from Davidson & Company to Dohan and Company, P.A., CPA's effective March 28, 2003.

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

TITANIUM INTELLIGENCE, INC.

/s/ Paulo Martins

Paulo Martins, President and CEO
(Principal Executive Officer)

Date: May 15, 2003

/s/ Chen (Jason) Wu

Chen (Jason) Wu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Chen (Jason) Wu

Chen (Jason) Wu

Chief Financial Officer