Form 10QSB
period 2003-06-30
TITANIUM INTELLIGENCE INC
filed 2003-08-19
CIK 1172178

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  333-88234

Titanium Intelligence, Inc.
(Exact name of registrant as specified in its charter)
Nevada ( State or other jurisdiction of incorporation or organization)	27-0019071 (I.R.S. Employer Identification No.)

187 Edward Crescent, Port Moody, British Columbia V3H 3J8
(Address of principal executive offices)

604.377.5201
(Issuer's telephone number)

_________________________________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,500,000 common shares issued and outstanding as of August 8, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2003

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
BALANCE SHEET

June 30, 2003
(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 41,466
Deferred tax asset less, valuation allowance of $32,570 (December 31, 2002 - $24,000)	-

Total assets	$ 41,466

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 26,894
Due to related party (Note 3)	10,366

Total current liabilities	37,260

Stockholders' equity
Common stock (Note 4)
Authorized
25,000,000 common shares with a par value of $0.001
Issued and outstanding
2,500,000 common shares	2,500
Additional paid-in capital	97,500
Deficit accumulated during the development stage	(95,794)

Total stockholders' equity	4,206

Total liabilities and stockholders' equity	$ 41,466

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative Amounts From Inception (August 20, 2001) to June 30, 2003	Three Month Period Ended June 30, 2003	Three Month Period Ended June 30, 2002	Six Month Period Ended June 30, 2003	Six Month Period Ended June 30, 2002

EXPENSES
Office and miscellaneous	$ 2,357	$ 933	$ 467	$ 1,428	$ 467
Professional fees	84,671	13,452	11,059	23,747	20,314
Travel	7,250	-	7,250	-	7,250
Web-site development - related party	3,051	551	2,500	551	2,500

Loss before other income	(97,329)	(14,936)	(21,276)	(25,726)	(30,531)

OTHER INCOME
Foreign exchange gain	963	804	-	563	-
Interest income	572	15	131	41	259

Loss before income taxes	(95,794)	(14,117)	(21,145)	(25,122)	(30,272)

Provision for income taxes	-	-	-	-	-

Net loss	$ (95,794)	$ (14,117)	$ (21,145)	$ (25,122)	$ (30,272)

Basic and diluted net loss per share of common stock		$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares of common stock outstanding		2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

	Shares	Amount

Balance, August 20, 2001	-	$ -	$ -	$ -	$ -
(Date of incorporation)

Common stock issued for cash at $0.04 per share	2,500,000	2,500	97,500	-	100,000

Net loss	-	-	-	(5,061)	(5,061)

Balance, December 31, 2001	2,500,000	2,500	97,500	(5,061)	94,939

Net loss	-	-	-	(65,611)	(65,611)

Balance, December 31, 2002	2,500,000	2,500	97,500	(70,672)	29,328

Net loss	-	-	-	(25,122)	(25,122)

Balance, June 30, 2003	2,500,000	$ 2,500	$ 97,500	$ (95,794)	$ 4,206

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative Amounts From Inception (August 20, 2001) to June 30, 2003	Three Month Period Ended June 30, 2003	Three Month Period Ended June 30, 2002	Six Month Period Ended June 30, 2003	Six Month Period Ended June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (95,794)	$ (14,117)	$ (21,145)	$ (25,122)	$ (30,272)
Changes in non-cash working capital item:
Increase in accounts payable and accrued liabilities	| 26,894	5,795	4,640	11,991	7,580

Net cash used in operating activities	(68,900)	(8,322)	(16,505)	(13,131)	(22,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	100,000	-	-	-	-
Due to related party	10,366	-	-	(5,000)	-

Net cash provided by (used in) financing activities	110,366	-	-	(5,000)	-

Change in cash and cash equivalents	41,466	(8,322)	(16,505)	(18,131)	(22,692)

Cash and cash equivalents, beginning of period	-	49,788	91,359	59,597	97,546

Cash and cash equivalents, end of period	$ 41,466	$ 41,466	$ 74,854	$ 41,466	$ 74,854

Cash paid during period for:
Interest	$ -	$ -	$ -	$ -	$ -
Income taxes	-	-	-	-	-

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2003

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2002. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

	June 30, 2003	December 31, 2002

Deficit accumulated during the development stage	$ (95,794)	$ (70,672)
Working capital	4,206	29,328

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2003

3. DUE TO RELATED PARTY

	June 30, 2003	December 31, 2002

Due to the president of the Company, unsecured, non-interest bearing with no fixed terms of repayment	$ 907	$ 907
Due to an officer of the Company, unsecured, non-interest bearing with no fixed terms of repayment	9,459 $ 10,366	14,459 $ 15,366

During the six month period ended June 30, 2003, the Company repaid a loan of $5,000 which was due to an officer of the Company. This transaction was in the normal course of operations and was measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

4. COMMON STOCK

On November 30, 2001, the Company issued 2,500,000 shares of common stock at a price of $0.04 per share for total proceeds of $100,000.

5. SEGMENTED INFORMATION

The Company's operations are conducted in one reportable segment, being the development of a website into an online marketplace linking manufacturers and exporters of textile products in China to traders and wholesale buyers around the world, primarily in Canada.

6. RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2003, the Company paid or accrued website development costs of $551 (June 30, 2002 - $2,500) to a director.

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

General

From the date of our incorporation on August 20, 2001 to now, we have been a start-up company that has no revenues. Our operating activities during this period consist primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Parts of our website at http://www.titanium-intelligence.com commenced operation on April 2, 2002 and until our website becomes fully operational we will not generate any revenues from operation of our website.

Our operating expenses are classified into four major categories:

  office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. The amount we incurred during the six months ended June 30, 2003 was $1,428 compared to approximately $467 incurred during six months ended June 30, 2002;
  professional fees, which consists of primarily of accounting and auditing fees for the year end audit and legal and organizational fees for securities advice. The amount we incurred during the six months ended June 30, 2003 was $23,747 compared to approximately $20,314 incurred during six months ended June 30, 2002;
  travel expenses, which consist primarily of expenses incurred for travelling to China to attend meetings with professionals in the local textile industry to promote awareness of our Internet textile trade centre and to solicit interests among Chinese textile manufacturers and exporters to register as members onto our website. There were no travel expenses incurred by our company during the six months ended June 30, 2003;
  website development expenses, which consist primarily of the expenses incurred for developing and operating our Internet textile trade centre, including expenses incurred in the setting up of the website and designing and implementing the various functions of our website. The amount we incurred during the six months ended June 30, 2003 was $551 compared to approximately $2,500 incurred during six months ended June 30, 2002.

Plan of Operation

Our primary objective in the nine months ending March 31, 2004 will be to complete the construction of and further develop our Internet textile trade centre on our website http://www.titanium-intelligence.com. We commenced construction of our Internet trade centre in February, 2002. Part of the website is now operational but still does not allow users to purchase the textile products listed because we feel our website does not contain adequate security features to protect information given to us by the users of our website. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We anticipate that our Internet textile trade centre will be fully operational by the end of the calendar year 2003.

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

We have not generated any revenues and our operating activities have used cash resources of approximately $18,131 for the six months ended June 30, 2003. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establishment of our bank accounts, payment of our audit fees and legal fees and registration of our domain name for our website http://www.titanium-intelligence.com. We anticipate that our operating expenses will increase as we develop more sophisticate security and other functions for our Internet textile trade centre. We estimate our expenses in completing and developing the functionality of our website to be $5,000 for the nine months ending March 31, 2004.

We also intend to promote our Internet textile trade centre through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. The costs of our marketing activities in the nine months ending March 31, 2004 will be approximately $10,000, which will make up the bulk of our operating expenses. In addition to these expenses, we expect that our Internet textile trade centre will cost approximately $1,000 per month to operate. We have cash in the amount of $41,466 at June 30, 2003. Accordingly, we believe we have the necessary cash resources to operate for the nine month period ending March 31, 2004, even if we are unable to generate any revenues during the period ending March 31, 2004.

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

In management's opinion, we need to achieve the following events or milestones in the next nine months in order for us to become operational:

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

Research and Development

The only research and development activities we intend to conduct under our plan of operation are the completion and further developments of our website. We plan to complete the construction of our website within the six months ending December 31, 2003. We also intend to further develop the functionality of our website by incorporating security features so we can protect information given to us by the users of our Internet textile trade centre. Furthermore, as the number of products listed on our website increases, we intend to upgrade and expand our database so products are organized by manufacturers as well as by category. With the expansion of our database, we may be required to upgrade our search function to make searching for a product on our website more user friendly. After our Internet textile trade centre achieves a level of satisfactory acceptance among the Chinese textile manufacturers, we will contemplate selling advertising space on our website to allow banner and click through advertisements.

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

We have been relying on our Chief Financial Officer and one of our directors, Chen (Jason) Wu, for technical services in the basic design and setting up of our Internet textile trade centre website. As the tasks relating to completion and maintenance of our website become more difficult and complex, we expect to retain assistance from outside professional consultants. Competition for individuals in the technology sector has been intense and we may not be able to attract, assimilate, or retain additional highly qualified consultants or personnel when needed to complete the further development of our Internet textile trade centre.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of June 30, 2003, our Chief Executive Officer, Paulo Martins, and Chief Financial Officer, Chen (Jason) Wu, are the only employees of our Company. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provide us with capital raising services. If our sales and marketing program is successful in building a significant membership base for our Internet textile trade centre and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

Going Concern

Since we have not generated any revenue and have not completed the construction of our Internet textile trade centre, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the six months ended June 30, 2003. Our accumulated deficit at June 30, 2003 was $95,794.

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

None.

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

(31) Section 302 Certifications

31.1 Section 302 Certification.

31.2 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM INTELLIGENCE, INC.

By:

/s/ Paulo Martins
Paulo Martins, President and CEO
(Principal Executive Officer)

Date: August 19, 2003

By:

/s/ Chen (Jason) Wu
Chen (Jason) Wu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 19, 2003