Form 10QSB
period 2003-09-30
TITANIUM INTELLIGENCE INC
filed 2003-11-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 000-50071

TITANIUM INTELLIGENCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0019071
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#600 – 625 Howe Street, Vancouver, British Columbia V6C 2T6
(Address of principal executive offices)

604.683.6648
(Issuer's telephone number)

187 Edward Crescent, Port Moody
British Columbia, Canada V3H 3J8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 month period (or for such shorter period that the issuer was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days ☒   Yes  ☐   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,500,000 common shares issued and outstanding as of November 10, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2003

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$14,384	$59,597
Deferred tax asset less valuation allowance of $36,011 (December 31, 2002 - $ 24,000)	-	-
Total assets	$14,384	$59,597

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$9,932	$14,903
Due to related parties (Note 3)	10,366	15,366

Total current liabilities	20,298	30,269

Deficiency in assets
Common stock (Note 4)
Authorized
25,000,000 common shares with a par value of $ 0.001
Issued and outstanding
2,500,000 common shares (December 31, 2002 – 2,500,000)	2,500	2,500
Additional paid-in capital	97,500	97,500
Deficit accumulated during the development stage	(105,914)	(70,672)

Total deficiency in assets	(5,914)	29,328

Total liabilities and deficiency in assets	$14,384	$59,597

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative
	Amounts From
	Inception
	(August 20,	Three Month	Three Month	Nine Month	Nine Month
	2001) to	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2002

EXPENSES
Office	$2,430	$73	$257	$1,501	$692
Professional fees	94,287	9,616	16,530	33,363	39,451
Travel	7,250	-	-	-	7,250
Website development – related party	3,051	-	-	551	2,500

Loss before other income (expenses)	(107,018)	(9,689)	(16,787)	(35,415)	(49,893)

OTHER INCOME (EXPENSES)
Foreign exchange gain (loss)	506	(457)	-	106	-
Interest income	598	26	127	67	386

Loss before income taxes	(105,914)	(10,120)	(16,660)	(35,242)	(49,507)

Provision for income taxes	-	-	-	-	-

Net loss	$(105,914)	$(10,120)	$(16,660)	$(35,242)	$(49,507)

Basic and diluted net loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares
outstanding		2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENT OF DEFICIENCY IN ASSETS
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, August 20, 2001	-	$-	$-	$-	$-
(Date of incorporation)

Common stock issued for cash
at $0.04 per share	2,500,000	2,500	97,500	-	100,000

Net loss	-	-	-	(5,061)	(5,061)

Balance, December 31, 2001	2,500,000	2,500	97,500	(5,061)	94,939

Net loss	-	-	-	(65,611)	(65,611)

Balance, December 31, 2002	2,500,000	2,500	97,500	(70,672)	29,328

Net loss	-	-	-	(35,242)	(35,242)

Balance, September, 2003	2,500,000	$2,500	$97,500	$(105,914)	$(5,914)

See accompanying notes.

TITANIUM INTELLIGENCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Cumulative
	Amounts From
	Inception
	(August 20,	Nine Month	Nine Month
	2001) to	Period Ended	Period Ended
	September 30,	September 30,	September 30,
	2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,914)	$(35,242)	$(49,507)
Changes in non-cash working capital item:
Increase in accounts payable and accrued liabilities	9,932	(4,971)	11,510

Net cash used in operating activities	(95,982)	(40,213)	(37,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	100,000	-	-
Due to related party	10,366	(5,000)	14,459

Net cash provided by (used in) financing activities	110,366	(5,000)	14,459

Change in cash and cash equivalents	14,384	(45,213)	(23,538)

Cash and cash equivalents, beginning of period	-	59,597	97,546

Cash and cash equivalents, end of period	$14,384	$14,384	$74,008

Cash paid during period for:
Interest		$-	$-
Income taxes		-	-

See accompanying notes.

TITANIUM INTELLIGENCE, INC. (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2003

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2.

GOING CONCERN AND MANAGEMENT PLANS

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company’s ability to complete equity financing or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financing. Such financing may not be available or may not be available on reasonable terms.

	September 30,	December 31,
	2003	2002

Net loss	$(35,242)	$(65,611)
Deficit accumulated during the development stage	(105,914)	(70,672)
Working capital (deficiency)	(5,914)	29,328

TITANIUM INTELLIGENCE, INC. (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2003

3.	DUE TO RELATED PARTIES

	September 30,	December 31,
	2003	2002

Due to directors of the Company, unsecured, non-interest bearing
with no fixed terms of repayment	$10,366	$15,366

During the nine month period ended September 30, 2003, the Company repaid a loan of $5,000 which was due to a director of the Company.

This transaction was in the normal course of operations and was measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

4.	COMMON STOCK On November 30, 2001, the Company issued 2,500,000 shares of common stock at a price of $0.04 per share for total proceeds of $100,000.

5.

RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2003, the Company paid or accrued website development costs of $551 (September 30, 2002 - $2,500) to a director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

6.

SEGMENTED INFORMATION

The Company’s operations were conducted in one reportable segment, being the development of a website into an online marketplace linking manufacturers and exporters of textile products in China to traders and wholesale buyers around the world, primarily in Canada.

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

General

From the date of our incorporation on August 20, 2001 to now, we have been a start-up company that has not earned any revenues. Our operating activities during this period have consisted primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Parts of our website at http://www.titanium-intelligence.com commenced operation on April 2, 2002. We have not completed the development of our Internet textile trade centre website to date. Our plan of operations is to complete the development of the Internet textile trade centre website. We will not generate any revenues from operation of our Internet textile trade centre website and until the website becomes fully operational.

Our operating expenses are classified into four major categories:

  office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. The amount we incurred on office and miscellaneous charges during the nine months ended September 30, 2003 was $1,501 compared to $692 incurred during nine months ended September 30, 2002. Office and miscellaneous charges were $73 for the three months ended September 30, 2003, compared to $257 for the three months ended September 30, 2002;

  professional fees, which consists of primarily of accounting and auditing fees for the year end audit and legal and organizational fees for securities advice. The amount we incurred during the nine months ended September 30, 2003 was $33,363 compared to approximately $39,451 incurred during nine months ended September 30, 2002. Professional fees were $9,616 for the three months ended September 30, 2003, compared to $16,530 for the three months ended September 30, 2002;

  travel expenses, which consist primarily of expenses incurred for travelling to China to attend meetings with professionals in the local textile industry to promote awareness of our Internet textile trade centre and to solicit interests among Chinese textile manufacturers and exporters to register as members onto our website. There were no travel expenses incurred by our company during the nine months ended September 30, 2003;

  website development expenses, which consist primarily of the expenses incurred for developing and operating our Internet textile trade centre, including expenses incurred in the setting up of the website and designing and implementing the various functions of our website. The amount we incurred during the nine months ended September 30, 2003 was $551 compared to approximately $2,500 incurred during nine months ended September 30, 2002. We did not incur any web site development expenses during either the three months ended September 30, 2003 or the three months ended September 30, 2002.

Plan of Operation

Our primary objective for the next twelve months will be to complete the construction of and further develop our Internet textile trade centre on our website http://www.titanium-intelligence.com. We commenced construction of our Internet trade centre in February, 2002. Part of the website is now operational but the website still does not allow users to purchase the textile products listed because we feel our website does not contain adequate security features to protect information given to us by the users of our website. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We anticipate that our Internet textile trade centre will be fully operational by the end of the calendar year 2003.

Our Internet textile trade centre is planned to be an online showroom where our members can list their textile products for sale. Textile products may include semi-finished products such as thread, knit fabrics, woven clothes and finished products and such as dresses, shirts and other clothing and apparel. During the initial stage of the development of our Internet textile trade centre, we plan to focus on finished textile products. We plan to target the Chinese textile manufacturers and exporters because we want to take advantage of our management's Chinese language ability and their existing contacts in the Chinese textile industry.

We have not generated any revenues and our operating activities have used cash resources of approximately $40,213 for the nine months ended September 30, 2003. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establishment of our bank accounts, payment of our audit fees and legal fees and registration of our domain name for our website http://www.titanium-intelligence.com. We anticipate that our operating expenses will increase as we develop more sophisticated security and other functions for our Internet textile trade centre. We estimate our expenses in completing and developing the functionality of our website to be $5,000 for the next twelve months.

We also intend to promote our Internet textile trade centre through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. The cost of our planned marketing activities over the next twelve months is estimated to be approximately $10,000, which will make up the bulk of our operating expenses. In addition to these expenses, we expect that our Internet textile trade centre will cost approximately $1,000 per month to operate. We anticipate that we will spend approximately $25,000 over the next twelve months in carrying out our plan of operations, of which $14,000 is anticipated to be incurred over the next six months. We have cash in the amount of $14,384 at September 30, 2003. In addition, we had a working capital deficit of $5,915 as of September 30, 2003. Accordingly, we do not have sufficient cash resources or positive working capital to fund our plan of operations over the next twelve months without either revenue being achieved from operations or additional financing. We can not provide investors with any assurance that we will achieve revenues during the next twelve months or that we will achieve the financing necessary to enable us to pursue our plan of operations over the next twelve months.

We plan to generate revenues from our Internet textile trade centre primarily through the transactional fees we plan to charge our members for the sale of their textile products through the use of our Internet textile centre. A schedule of fees will be contained in the membership agreement that each member will be required to execute when they first register with our Internet textile trade centre. Depending on the size of the member company, we may adjust the rate of our transactional fees, which we estimate will be between 1% to 5% of the total value of the textile products sold for each transaction. We will charge a higher transactional fee for assisting our members in the sale of their textile products to a wholesale buyer through the use of our Internet textile trade centre.

In our management's opinion, we need to achieve the followi ng events or milestones over the next twelve months in order for us to become operational:

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

  we must continue to market our Internet textile trade centre and obtain membership applications from interested textile products manufacturers in China. Our objective is to sign up at least 3 members for our Internet textile trade centre by the end of the calendar year 2003. We have contacted a few textile products manufacturers in China to solicit their interests in the services to be provided by our Internet textile trade centre. Based on our meetings and discussions with these Chinese textile products manufacturers, we believe that some of them will sign up to become members of our Internet textile trade centre.

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

Research and Development

The only research and development activities we intend to conduct under our plan of operation are the completion and further developments of our website. We plan to complete the construction of our website within the three months ending December 31, 2003. We also intend to further develop the functionality of our website by incorporating security features so we can protect information given to us by the users of our Internet textile trade centre. Furthermore, as the number of products listed on our website increases, we intend to upgrade and expand our database so products are organized by manufacturers as well as by category. With the expansion of our database, we may be required to upgrade our search function to make searching for a product on our website more user friendly. After our Internet textile trade centre achieves a level of satisfactory acceptance among the Chinese textile manufacturers, we will contemplate selling advertising space on our website to allow banner and click through advertisements.

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

We have historically relied on our directors and officers for technical services in the basic design and setting up of our Internet textile trade centre website. As the tasks relating to completion and maintenance of our website become more difficult and complex, we expect to retain assistance from outside professional consultants. Competition for individuals in the technology sector has been intense and we may not be able to attract, assimilate, or retain additional highly qualified consultants or personnel when needed to complete the further development of our Internet textile trade centre.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of September 30, 2003, Paulo Martins, our former Chief Executive Officer, and Chen (Jason) Wu, our former Chief Financial Officer, were our only employees. They handled all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provided us with capital raising services. If we complete development of our Internet textile trade centre and our sales and marketing program is successful in building a significant membership base and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

On October 23, 2003, Mr. Gary Musil was appointed to our board of directors and has assumed both positions of Chief Executive Officer and Chief Financial Officer. Gary Musil has more than 30 years of management and financial consulting experience and has served as an officer and director of numerous public companies since 1988.

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

Going Concern

Since we have not generated any revenue and have not completed the construction of our Internet textile trade centre, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the nine months ended September 30, 2003. Our accumulated deficit at September 30, 2003 was $105,914.

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

In the coming months, our management will be evaluating our current business to determine the viability of our planned Internet textile trade centre and our direction and we may also review new opportunities and possible acquisitions to enhance our asset value.

Item 3.     Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

Mr. Gary Musil was appointed as one of our directors on October 23, 2003. Our board of directors also appointed Mr. Musil as our president, chief executive officer and chief financial officer as of October 23, 2003. Mr. Musil brings more than 30 years of management and financial consulting experience to the Company and has served as an officer and director on numerous public mining companies since 1988. This experience has resulted in his overseeing exploration projects in Peru, Chile, Eastern Europe (Slovak Republic), British Columbia, Ontario, Quebec and New Brunswick (Canada). Prior to this, he was employed for 15 years with Dickenson Mines Ltd. and Kam-Kotia Mines Ltd. as a controller for the producing silver/lead/zinc mine in the interior of British Columbia, Canada. Mr. Musil currently serves as an officer/director on three TSX Venture Exchange public Companies.

In conjunction with the appointment of Mr. Musil, Qi (Alan) Zhuang and Hai Feng Zhang resigned as directors effective October 23, 2003. Mr. Paulo Martins and Mr. Chen (Jason) Wu remain as directors of the Company but have resigned as president and chief financial officer, respectively.

We entered into a management agreement dated October 24, 2003 with Sundance Capital Group, Inc. (“Sundance”), a private company controlled by Mr. Musil, whereby Sundance has agreed to provide accounting, financial and administrative services for an initial three month period at the rate of $3,000 per month, plus reasonable expenses. We agreed to pay a signing bonus of $5,000 upon execution of the management agreement.

Item 6.     Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Share Certificate (1)
10.1	Service Agreement between Titanium Intelligence, Inc. and Chen (Jason) Wu dated February 1, 2002 (1)
10.2	Membership Agreement between Titanium Intelligence, Inc. and Zhejiang Weilain Group Company dated March 28, 2002 (1)
10.3	Management Agreement between Titanium Intelligence, Inc. and Sundance Capital Group, Inc. dated October 24, 2003 (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed on May 14, 2002.

(2)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during our fiscal quarter ended September 30, 2003. Subsequent to September 30, 2003, we filed a current report on Form 8-K on October 24, 2003 with respect to the change in our directors and officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM INTELLIGENCE, INC.

By:

/s/ Gary Musil
Gary Musil,
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)

Date: November 12, 2003