Form 10KSB
period 2003-12-31
LIBERTY STAR GOLD CORP
filed 2004-03-31
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2003

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-50071

LIBERTY STAR GOLD CORP.
(Name of small business issuer in its charter)

NEVADA	27-0019071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2766 N. Country Club Rd., Tucson, Arizona	85716
(Address of principal executive offices)	(Zip Code)

(520) 721-1375
Issuer's telephone number

TITANIUM INTELLIGENCE, INC.
#600 – 625 Howe Street, Vancouver, British Columbia V6C 2T6
(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $NIL

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of March 25, 2004 was approximately $33,745,600.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 26, 2004 the issuer had outstanding 38,500,000 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1 of 28

LIBERTY STAR GOLD CORP.
ANNUAL REPORT ON FORM 10-KSB

2 of 28

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", and “our company” mean Liberty Star Gold Corp. unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

Glossary of Technical Terms

The following defined technical terms are used in our Annual Report:

Aeromagnetic Survey	A geophysical survey using a magnetometer aboard, or towed behind an Aircraft.

Alteration	Any change in the mineral composition of a rock brought about by physical or chemical Means.

Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Basement Rock	The underlying or older rock mass. Often refers to rocks of Precambrian age which may be covered by younger rocks.

Breccia
A rock in which angular fragments are surrounded by a mass of finer-grained material. Breccias may form by explosive volcanic action, by structural deformation (a “fault breccia”), by intrusive action (where the intrusive rock incorporates fragments of country rock), or by hydrothermal processes (where wall rock fragments are incorporated by vein material).

Conglomerate	A sedimentary rock consisting of rounded, water-worn pebbles or boulders cemented into a solid mass.

Disseminated	Where minerals occur as scattered particles in the rock.

Exploration stage
An exploration stage prospect typically involves testing one or more targets within an area which have been determined to have merit, first with a combination of geological, geochemical and geophysical analysis, and then, one better defined targets have been information necessary to develop a three dimensional geologic model of the mineralized zone, which could be used to demonstrate mineralized materials and/or mineral reserves.

Feasibility stage
During the feasibility stage, exploration continues to further increase confidence in mineralization while attempting to further expand the mineralization. During this stage, management develops in detail the necessary engineering and costing for mining,

3 of 28

processing, power and infrastructure, as well as the designs for the plant and equipment required to construct and operate a modern mining operation. It is at the end of this stage that mineralization could be categorized as proven and/or probable mineral reserves if a positive mining decision is justified. The feasibility stage normally incorporates several phases of work, which involve increasing levels of detail including (i) scooping study, (ii) pre-feasibility study, and (iii) bankable feasibility study.

Development stage
After the feasibility stage, a company could decide to bring the property into production. The process of bring a mine from the feasibility stage to the production stage is the development stage. It is during this stage that costs are capitalized for US financial reporting purposes. Construction activities carried out during the development stage may include shaft sinking, crosscutting, drifting and raising, stripping, processing plant construction, leach pad construction, tailings impoundment and infrastructure construction (roads, power, water, ports, etc.)

Fracture
A break in the rock, the opening of which affords the opportunity for entry of mineral-bearing solutions. A “cross fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Geophysics	The study of physical properties of rock and minerals.

Geochemistry	The study of chemical properties of rocks.

Geophysical Survey
A scientific method of prospecting that measures the physical properties of rock formations. Common properties investigated include magnetism, specific gravity, electrical conductivity and radioactivity.

Geology	The science concerned with the study of the rocks which compose the Earth.

Geophysicist	One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Intrusion	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Limestone	A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Mining
Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Massive	Solid (without fractures) wide (thick) rock unit.

Meta-volcanic	Metamorphosed volcanic rocks. A volcanic rock which shows evidence of having been subjected to metamorphism.

Mineralization	The concentration of metals and their chemical compounds within a body of rock. A natural occurrence in rocks or soil of one or more metal yielding minerals.

Ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Outcrop	That part of a geologic formation or structure that appears at the surface of the earth.

4 of 28

Porphyry	Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundmass.

Porphyry Copper	A deposit of disseminated copper minerals in or around a large body of intrusive rock.

Pluton	Body of rock exposed after solidification at great depth.

Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1)
Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2)
Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Shear	The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure.

Shield	A large area of exposed basement rocks often surrounded by younger rocks, e.g. Guyana Shield.

Skarn	Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolostone formation.

Stratigraphic, stratigraphically	Geology that deals with the origin and succession of strata.

Strike	The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

Strip	To remove overburden in order to expose ore.

Structural	Pertaining to geologic structure.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

Volcanics	Those originally molten rocks, generally fine grained, that have reached or nearly reached the Earth’s surface before solidifying.

5 of 28

ITEM 1.     DESCRIPTION OF BUSINESS.

OVERVIEW

We are engaged in the acquisition and exploration of mineral properties in the State of Alaska. We are currently actively engaged in exploration activities on 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska (the “Alaska Claims”). Our plan of operations for the next twelve months is to continue development, mining and exploration activities on the Alaska Claims. We are also seeking financing to enable us to conduct the initial surveys and preliminary drill testing pursuant to the planned exploration program on the Alaska Claims.

We plan to carry out exploration work on the Alaska Claims in order to ascertain whether the claims possess commercially viable deposits of gold, copper and molybdenum. We are presently undertaking an aeromagnetic geophysical survey on the Alaska Claims, and intend to continue our exploration program this spring with commencement of a preliminary drill program beginning during the summer field season. No commercially viable mineral deposits or reserves have been identified on the Alaska Claims to date. We cannot provide any assurance to investors that our exploration activities will discover any commercially viable mineral deposit on the Alaska Claims.

The Alaska Claims are held by our wholly owned subsidiary, Big Chunk Corp. (“Big Chunk”). We acquired Big Chunk on February 3, 2004 through a merger transaction, as described below under “Merger with Liberty Star Nevada.”

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to achieve additional financing, of which there is no assurance.

CORPORATE ORGANIZATION

We were incorporated as “Titanium Intelligence, Inc.” on August 20, 2001 under the Laws of the State of Nevada.

We completed a change to our authorized capital effective January 6, 2004. Our authorized capital was increased from 25,000,000 shares of common stock to 200,000,000 shares of common stock. Concurrent with this increase to our authorized capital, each previously issued and outstanding share of our common stock was exchanged for eight shares of our common stock. As a result, the number of shares of our common stock issued and outstanding increased from 2,500,000 shares to 20,000,000 shares.

We completed the acquisition of Liberty Star Gold Corp., a Nevada corporation (“Liberty Star Nevada”) on February 3, 2004. On February 5, 2004 we changed our name from “Titanium Intelligence, Inc.” to “Liberty Star Gold Corp.” to reflect the change in the nature of our business operations and the acquisition of Liberty Star Nevada.

We conduct our mineral exploration activities in Alaska through our wholly owned subsidiary, Big Chunk Corp., an Alaska Corporation. Big Chunk Corp was incorporated in the State of Alaska in December, 2003.

PRIOR INTERNET TEXTILE TRADE CENTER WEBSITE BUSINESS

From inception to January, 2004, we were a development stage company focused primarily on developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Parts of our website at http://www.titanium-intelligence.com commenced operation on April 2, 2002. Our board of directors completed a review and evaluation of our textile trade centre website business in December, 2003. Based on this review and evaluation, our board of directors determined in January 2004 to discontinue our textile trade center website operations and to become an exploration stage company engaged in the acquisition and exploration of mineral properties through the acquisition of Liberty Star Nevada. In connection with this determination, we entered into a termination agreement effective January 30, 2004 whereby the membership agreement between us and Zhejiang Weilain Group Company dated March 28, 2002 was terminated by agreement.

6 of 28

MERGER WITH LIBERTY STAR NEVADA

On January 19, 2004, we entered into an Agreement and Plan of Merger with Liberty Star Nevada, Liberty Star Acquisition Corp. (“Liberty Star Acquisition”), our former wholly owned subsidiary, Alaska Star Minerals LLC (“Alaska Star”), and the beneficial owners of Alaska Star, namely, James Briscoe and Paul Matysek (the “Merger Agreement”).

Alaska Star Minerals is an Arizona limited liability company that is owned equally by James Briscoe and Paul Matysek.

Liberty Star Nevada was incorporated on January 14, 2004 under the laws of the State of Nevada. Liberty Star Nevada was owned by Alaska Star prior to the merger. Liberty Star Nevada was the owner of Big Chunk prior to the merger.

Liberty Star Acquisition was incorporated under the laws of the State of Nevada on January 14, 2004. Liberty Star Acquisition was our wholly owned subsidiary and was incorporated for the purpose of completing the merger with Liberty Star Nevada under the Merger Agreement.

The Merger Agreement provided for the merger of Liberty Star Nevada and Liberty Star Acquisition, with Liberty Star Acquisition being the surviving corporation. The merger was completed effective February 3, 2004, with Liberty Star Acquisition as the surviving corporation. On closing of the merger, we issued 17,500,000 shares of our common stock to Alaska Star as the sole shareholder of Liberty Star Nevada. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares. Big Chunk became our wholly owned subsidiary upon completion of the merger.

Subsequent to the merger, we merged with Liberty Star Acquisition through a parent/ subsidiary merger completed pursuant to NRS 92A.180. This parent/ subsidiary merger was completed effective February 5, 2004. We changed our corporate name to “Liberty Star Gold Corp.” effective February 5, 2004 concurrent with this parent/ subsidiary merger with Liberty Star Acquisition.

As a condition to the closing of the merger, we agreed to appoint James Briscoe and Jon Young as members of our board of directors on closing, and Chen (Jason) Wu and Paulo Martins agreed to tender their respective resignations as directors in connection with closing of the merger. James Briscoe and Jon Young were appointed as members of our board of directors on February 3, 2004. John Guilbert was appointed as one of our directors subsequent to the merger on February 5, 2004.

THE ALASKA CLAIMS

Acquisition of the Alaska Claims

We hold a 100% interest in the Alaska Claims through our wholly owned subsidiary Big Chunk Corp. The Alaska Claims were staked on behalf of Big Chunk by an independent contractor in December, 2003.

We paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per ¼ section must also be performed by us in order to keep the claims in good standing. We are currently conducting a detailed aeromagnetic geophysical survey at cost of approximately $200,000. The costs of the survey will be applied to meet a portion of the applicable annual work assessment requirements to keep the property in good standing. The cost of additional geotechnical studies leading up to any drilling operations conducted by us will also be applied to any annual work assessment requirements.

Description of Property and Location of Alaska Claims

The Alaska Claims consist of 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 300 miles (500 km) southwest of the city of Anchorage, Alaska. The property lies about 20 to 40 miles north of Lake Iliamna, and 15 to 30 miles northwest of the village of the same name. The only access to the Alaska Claims and the

7 of 28

general area is by snowmobile in the winter, helicopter during any time of the year, or by foot. However, there is a major road being planned to access the adjacent Pebble porphyry gold-copper-molybdenum planned open pit mine. This road will be built by the State of Alaska in order to promote production from the nearby Pebble Deposit. When that road is complete, the Alaska Claims may be accessible from the end of this road. However, the property will remain largely accessible only by foot, snowmobile or helicopter year round.

Geology of the Alaska Claims

Basement or pre-intrusive rocks in the Alaska Claims area include Triassic to Cretaceous sediments ranging from limestone to shales, sandstone and conglomerate as well as volcanoclastic units. These units have been intruded by a variety of intrusives ranging in age from Upper Cretaceous to Tertiary. Included are quartz monzonite, granodiorite, quartz diorite and porphyrtic granodiorite intrusive types. These rocks are thought to be contemporaneous with metallic mineral emplacement and alteration. Post mineral cover rocks include Tertiary volcanics of basaltic, andesitic and rhyolitic composition. These post mineral cover rocks include flows and flow breccias as well as pyroclastic tuffs. Thin alluvium of various types cover low areas.

Mineralization is expected to be disseminated in intrusive rocks in typical porphyry manner. Higher-grade skarn replacements in limestones as well as in hornfelsed clastic rocks are expected. Large breccia features, perhaps pipes, have been described in the area and may provide loci for high-grade mineralization.

Exploration History of the Alaska Claims

Development of geologic and geophysical information has been continuous since late September of 2003. Consultation with experts on this type of deposit has been continuous including world recognized experts including Dr. John M. Guilbert, the co-Author of the “Porphyry Copper Model” type of mineralization which comprise these targets, Dr. George Davis, structural geologist, Mr. Jan Klein, geophysicist and Mr. Phillip St. George, geologist. Dr. John M. Guilbert is one of our directors. Mr. St George was the discoverer of the Pebble Deposit and Mr. Klein was the geophysicist who worked with him. All of these geoscientists believe the exploration model on which our targeting and exploration of the Alaska Claims is based is valid and are now working on our Technical Advisory Board or are working as consultants for the project. However, we have not yet completed any formal geological report on the Alaska Claims to date.

Present Condition of the Alaska Claims and History of Operations

Prior to the completion of our aeromagnetic survey of the Alaska Claims, there has not been any exploration or development activity on the Alaska Claims. The Alaska Claims are adjacent to the Pebble porphyry gold-copper-molybdenum mineral deposit and alteration zone. Mineralized material located on adjoining property may not be located under our property.

The property covered by the Alaska Claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on property covered by the Alaska Claims. Currently, there is no power supply to the property covered by the Alaska Claims.

Exploration on the Alaska Claims is in the beginning stages. The Alaska Claims are located in a remote area of southwestern Alaska where limited exploration and development activity has occurred. The area is largely covered by glacial debris, soil, tundra and in some areas, post mineral volcanics. Little geologic, geochemical or geophysical data is available, and that which is available is of a general nature and of low quality.

Planned Exploration Program

We are presently undertaking the exploration program described below in order to assess whether large disseminated gold-copper-molybdenum porphyry mineral zones are located on the property. These are expected to be near surface and only thinly covered. Experienced porphyry geologists will execute these programs. We have formed a technical advisory board headed by Dr. John M. Guilbert, one of our directors, to provide advice and expertise on specifics of our exploration program.

A detailed aeromagnetic geophysical survey on the Alaska Claims was started in January 10, 2003 and is approximately eighty percent complete as of March 29,2004 The cost of the phase four exploration program is

8 of 28

anticipated to be approximately $200,000, not including consulting fees. This low-level fixed wing topographically draped survey covered six magnetic lines per square mile of the Alaska Claims property. The survey covers about 1,402 square miles with 18,099 kilometres (about 11,247 miles) of flight line on the property, and is supervised by an experienced geophysicist who was involved in the original geophysical work on the adjacent property.

Concurrent with the geophysical survey a detailed GIS (Geographic Information Systems) computer data map including all geotechnical components of the area currently known is being prepared. After the completion of the aeromagnetic survey, the results will be superimposed on the GIS Computer Map and the results interpreted along with the other geologic details. Further, aeromagnetic details associated with other known mineralized calderas are being compiled for comparison purposes.

After geophysical and geologic analysis of the detailed aeromagnetic survey data along with geology has been made additional exploration work will be planned based on the results of the survey. The extent of the next steps in our exploration program will be dependent on the results and conclusions of the initial steps of our exploration program. However, we believe that additional geophysics surveys and geochemical surveys of several types will be required once the initial survey is completed. We also anticipate proceeding with geological mapping of the Alaska Claims once the initial survey is completed. This mapping will include the use of moderate resolution multispectral satellite imagery (ASTER) as well as very high-resolution Ikonos or Quick Bird satellite imagery. After interpretation of this imagery in the computer laboratory, field ground geologic “truthing” and detailed geologic and alteration mapping will be done by highly experienced porphyry deposit specialists. Targets for drilling will be evaluated and drilled later in the field season.

The expenditures to be made by us in the exploration of our mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Our exploration plan for the Alaska Claims, together with the status of each activity and its estimated cost, is summarized below:

Stage	Activity	Status	Cost
Phase I	Concept – Initial Research, Land ownership status, geologic research, claim staking & filing & fee payment, aeromagnetic survey design and execution, exploration program design & budget, contract awards, field preparation.	All tasks are completed except for the aeromagnetic survey which is 80% complete as of the filing of this document, and the final budget and field prep.	$527,000
Phase II	Magnetic survey interpretation, field exploration ground work including geology, geochemistry, IP electrical ground geophysics, drill program design & drilling of 2,000 meters.	Magnetic survey interpretation is underway as of the date of this report. Ground field work is anticipated to start May 15, 2004 or what ever time snow has melted off the surface.	$2,723,000(1)
Phase III	Data compilation, interpretation, planning for field season 2005, final report and recommendations	This will take place after demobilization of the drill rig sometime in early-October to early-November. The final report will be submitted by the first week in January, 2005 or earlier.	$200,000
		Total Cost	$3,450,000

(1)
The cost of our planned drilling program will be dependent on the scope of drilling program recommended after analysis of the results of our initial exploration activities. As the scope of any recommended drilling program is not yet known, the actual cost to be incurred on the drilling program may vary significantly from this estimate.

9 of 28

Our expenditures on our planned aeromagnetic geophysical survey is budgeted at approximately $200,000. Budgeting for the remainder of the currently planned fieldwork is still in process. It is estimated that approximately $3,450,000 will be expended over the next twelve months by us to fund our exploration program and working capital requirements, subject to our ability to obtain additional financing and the results of the initial exploration program undertaken by us on the property.

Our cash on hand as of December 31, 2003 was $16,820. Subsequent to December 31, 2003, we completed a private placement financing of $1,000,000 of which $313,070 was applied to repay indebtedness incurred to stake the Alaska claims and carry our initial exploration activities. We believe that our current resources are sufficient to conduct the initial phases of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phases of our exploration program, including our planned drilling program. No additional work aside from the completion of the initial phases of the exploration program are planned at this time.

We plan to engage Avalon Development Corp. as the prime exploration contractor who will be used for certain technical activities in connection with our exploration program. We also plan to establish an exploration base camp in the small town of Iliamna in rental living facilities in connection with our ongoing exploration activities. Drill core will be stored in sun and weatherproofed polyethylene core boxes and metal racks designed for the purpose. Rental for such facilities is expected to cost from $2,000 to $4,000 per year.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska.

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per ¼ section must also be performed by us in order to keep the claims in good standing or a total of $379,200 must be paid to maintain the claims in good standing. We are currently conducting a detailed aeromagnetic geophysical survey and associated work at cost of approximately $200,000. The costs of the survey will be used to meet a portion of applicable annual work assessment requirements. Additional geotechnical studies and drilling that we plan to complete may be applied towards maintaining the claims in good standing for future years.

In order to proceed with any drilling program, we will have to apply to the Alaska Department of Natural Resources, the Alaska Department of Conservation and the US Corps of Engineers. The permitting process is anticipated to take approximately 6 weeks and would be done through contractors based in Anchorage. The permit fees are anticipated to be in under $1,000 in total. The cost of contractors assisting with the permitting process is estimated to be approximately $15,000. The permitting process will be targeted to commence early in the field season with the objective of obtaining drilling permits for those locations identified for prospective drilling as a result of our initial exploration.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

10 of 28

We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional mineral properties.

Many of the junior resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact on our ability to finance property acquisitions and further exploration.

Employees

We have no employees as of the date of this Annual Report. We anticipate that we will rely on the contracting of independent consultants during our exploration stage, rather than hiring employees.

Research and Development Expenditures

We have not incurred any research or development expenditures during our last two fiscal years.

Subsidiaries

Other than Big Chunk Corp., our wholly owned Alaska subsidiary, we have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have yet to attain profitable operations and because we will need additional financing to fund our extensive exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $129,097 for the period from August 20, 2001 (inception) to December 31, 2003, and have no revenue to date. As of December 31, 2003, we had cash in the amount of $16,820. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work aside from the completion of our proposed exploration program is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in

11 of 28

light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals or that the amount of our proven and probable reserves will increase as a result of new exploration.

We plan to continue exploration on our Alaska mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claim may be restricted by inclement weather, we may be delayed in our exploration

Access to the Alaska Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Alaska as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply

12 of 28

with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the Alaska Claims that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

13 of 28

ITEM 2.     DESCRIPTION OF PROPERTY.

We own a 100% interest in the Alaska Claims, as described in Item 1. – Description of Business. We do not own any property other than the Alaska Claims.

Our principal office consists of approximately 1,300 square feet of engineering office space and 1,800 square feet of warehouse storage space located at 2766 N. Country Club Rd., Tucson, Arizona, USA 85716. We sublease these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance on a one year lease. See Item 12. – Certain Relationships and Related Transactions.

We also maintain administrative offices located at #600 – 625 Howe Street, Vancouver, British Columbia, Canada, V6C 2T6. These premises are comprised of approximately 600 square feet. This office space and additional common office area is currently shared and connected with other resource exploration companies. We currently pay a nominal fee per month for rent and office related services. This rent is on a month to month basis without a formal contract.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2003.

14 of 28

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until February 6, 2004, our shares of common stock were quoted on the OTC Bulletin Board under the symbol “TTUM”. We changed our name from “Titanium Intelligence, Inc.” to “Liberty Star Gold Corp.” in February 2004. Our stock symbol on the OTC Bulletin Board was changed to “LBTS” as a result of this name change. During the period from the date of incorporation to December 31, 2003, there were no reported high or low bid prices for our common stock. The source of the high and low bid information for trading on the OTC Bulletin Board is the OTC Bulletin Board.

Holders of Our Common Stock

As of March 26, 2004, we had 61 registered stockholders holding 38,500,000 shares of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We did not complete any sales of our common stock during our fiscal year ended December 31, 2003.

15 of 28

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our expenditures on our planned aeromagnetic geophysical survey is budgeted at approximately $200,000. Budgeting for the remainder of the currently planned fieldwork is still in process. We estimate that we will spend more than $3 million over the next twelve months to fund our exploration program and working capital requirements. Our ability to complete our plan of operations is subject to our ability to obtain additional financing and the results of the initial exploration program undertaken by us on the Alaska Claims property.

We anticipate that we will incur the following expenses over the next twelve months:

EXPENSE	AMOUNT
Mineral Claim Exploration Expenses	$3,450,000
Management Fees	60,000
Professional Fees	60,000
General Administrative Expenses	120,000
TOTAL	$3,690,000

Our estimated general operating costs of approximately $240,000 includes operating expenses such as transfer agent and filing fees, professional legal and accounting expenses, investor relations, travel, and other costs associated with being a reporting issuer under the Exchange Act, over the next twelve months.

Our cash on hand as of December 31, 2003 was $16,820. Subsequent to December 31, 2003, we completed a private placement financing of $1,000,000 of which $313,070 was applied to repay indebtedness incurred to stake the Alaska claims and carry our initial exploration activities. Our total expenditures over the next twelve months are anticipated to be approximately $3,690,000. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, our business plan will be significantly delayed until a point in time when we would be able to secure the necessary financing. We anticipate that any financing will be an equity financing. However, there is no assurance that we will be able to secure the necessary financing. We may also require further funding in order finance the acquisition of any other mineral properties.

PRESENTATION OF FINANCIAL INFORMATION

We completed the acquisition of Liberty Star Nevada effective February 3, 2004. Under United States generally accepted accounting principles, this merger has been treated as a recapitalization of Liberty Star Nevada. Liberty Star Nevada will be treated as the acquirer for accounting purposes, even though we are the legal acquirer. For the year ended December 31, 2003, our financial statements reflect our financial information prior to our acquisition of Liberty Star Nevada during the period when our corporate name was “Titanium Intelligence Inc.” and reflect our prior business operations. Accordingly, our financial statements included with this Annual Report on Form 10-KSB do not reflect the operating results or financial condition of Liberty Star Nevada.

Results of Operations for the Year Ended December 31, 2003

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral

16 of 28

resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred expenses in the amount of $65,963 for the year ended December 31, 2003, compared to $66,478 for the year ended December 31, 2002.

We incurred professional fees in the amount of $47,971 during the year ended December 31, 2003, compared to $55,807 for the year ended December 31, 2002. These professional fees were primarily attributable to compliance with our filing a registration statement under the Securities Act of 1933 and our becoming reporting company under the Securities Exchange Act of 1934.

Net Loss

We incurred a loss before other items of $65,963 for the year ended December 31, 2003, compared to a loss before other items of $66,478 for the year ended December 31, 2002. Our loss before other items was attributable entirely to operating expenses.

Liquidity and Financial Condition

We had cash and cash equivalents in the amount of $16,820 as of December 31, 2003. We had a working capital deficit of $29,097 as of December 31, 2003

Subsequent to December 31, 2003, we completed a private placement financing of $1,000,000 of which $313,070 was applied to repay indebtedness incurred to stake the Alaska claims and carry our initial exploration activities. The private placement financings were completed with two investors who had advanced funds to stake the Alaska claims and to enable us to carry out our initial exploration activities. The investors purchased an aggregate of 1,000,000 shares at a price of $1.00 per share effective March 5, 2004. The shares were issued to the investors pursuant to Regulation S of the Securities Act of 1933.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above under Plan of Operations. In total, we anticipate that we will require a minimum of approximately $3,690,000 over the next twelve months to pay for our ongoing expenses, as described above under plan of operations. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

17 of 28

ITEM 7.     FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the year ended December 31, 2003 that are comprised of the following:

1.	Auditors’ Report;

2.	Audited Financial Statements for the year ended December 31, 2003, including: a. Balance Sheets as at December 31, 2003 and 2002;

	b.	Statements of Operations for the years ended December 31, 2003 and 2002 and for the period from incorporation (August 20, 2001) to December 31, 2003;

	c.	Statements of Stockholders’ Equity (Deficiency in Assets) for the years ended December 31, 2003 and 2002 and for the period from incorporation (August 20, 2001) to December 31, 2003;

	d.	Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from incorporation (August 20, 2001) to December 31, 2003;

	e.	Notes to Financial Statements.

18 of 28

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)

     FINANCIAL STATEMENTS
(Expressed in United States Dollars)

DECEMBER 31, 2003

Dohan and Company Certified Public Accountants A Professional Association	7700 North Kendall Drive, 200 Miami, Florida 33156-7564 Telephone (305) 274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Liberty Star Gold Corp. (formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
Port Moody, BC, Canada

We have audited the accompanying balance sheet of Liberty Star Gold Corp. (formerly Titanium Intelligence, Inc.) (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficiency in assets) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Star Gold Corp. (formerly Titanium Intelligence, Inc.) (A Development Stage Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses totaling $129,097 from inception (August 20, 2001) to December 31, 2003, has a deficiency in assets and a negative working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
March 26, 2004

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
AS AT DECEMBER 31

	2003	2002

ASSETS

Current
Cash and cash equivalents	$16,820	$59,597
Deferred tax asset less valuation allowance of $44,450 (2002 - $24,000)	-	-

Total assets	$16,820	$59,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$17,765	$14,903
Accounts payable and accrued liabilities – related parties (Note 7)	3,152	-
Due to related parties (Note 5)	25,000	15,366

Total current liabilities	45,917	30,269

Commitments (Note 9)

Stockholders' equity (deficiency in assets)
Common stock (Note 6)
Authorized
200,000,000 common shares with a par value of $0.001
Issued
20,000,000 common shares (2002 – 20,000,000)	20,000	20,000
Additional paid-in capital (Note 6)	80,000	80,000
Deficit accumulated during the development stage	(129,097)	(70,672)

Total stockholders' equity (deficiency in assets)	(29,097)	29,328

Total liabilities and stockholders' equity (deficiency in assets)	$16,820	$59,597

See accompanying notes.

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period From
	Incorporation
	(August 20,
	2001) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2003	2002

EXPENSES
Consulting fees	$266	$266	$-
Management fees - related party (Note 7)	11,750	11,750	-
Office and miscellaneous	5,718	4,789	921
Office and miscellaneous - related party (Note 7)	152	152	-
Professional fees	108,895	47,971	55,807
Travel - related party (Note 7)	7,250	-	7,250
Web-site development - related party (Note 4)	3,535	1,035	2,500

	(137,566)	(65,963)	(66,478)

OTHER INCOME (EXPENSE)
Foreign exchange gain	505	105	400
Gain on settlement of debt to related party (Note 5)	7,366	7,366	-
Interest income	598	67	467

	8,469	7,538	867

Loss before income taxes	(129,097)	(58,425)	(65,611)

Provision for income taxes	-	-	-

Net loss	$(129,097)	$(58,425)	$(65,611)

Basic and diluted net loss per share of common stock		$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding		20,000,000	20,000,000

See accompanying notes.

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
(Expressed in United States Dollars)

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, August 20, 2001	-	$-	$-	$-	$-
(Date of incorporation)

Common stock issued for cash
at $0.005 per share,
November 2001	20,000,000	20,000	80,000	-	100,000

Net loss	-	-	-	(5,061)	(5,061)

Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939

Net loss	-	-	-	(65,611)	(65,611)

Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328

Net loss	-	-	-	(58,425)	(58,425)

Balance, December 31, 2003	20,000,000	$20,000	$80,000	$(129,097)	$(29,097)

See accompanying notes.

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period From
	Incorporation
	(August 20,
	2001) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,097)	$(58,425)	$(65,611)
Add back items not affecting cash:
Gain on settlement of debt to related party	(7,366)	(7,366)	-
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	17,765	2,862	13,203
Increase in accounts payable and accrued liabilities –
related parties	3,152	3,152	-

Net cash used in operating activities	(115,546)	(59,777)	(52,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	100,000	-	-
Proceeds from due to related parties	40,366	25,000	14,459
Repayment of due to related parties	(8,000)	(8,000)	-

Net cash provided by financing activities	132,366	17,000	14,459

Change in cash and cash equivalents	16,820	(42,777)	(37,949)

Cash and cash equivalents, beginning	-	59,597	97,546

Cash and cash equivalents, ending	$16,820	$16,820	$59,597

Cash paid during period for:
Interest	$-	$-	$-
Income taxes	-	-	-

See accompanying notes.

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2003

1.

HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on August 20, 2001 under the Laws of the State of Nevada. The Company intends to develop a website into an online marketplace linking manufacturers and exporters of textile products in China to traders and wholesale buyers around the world. The Company is considered to be a development stage company as it has not generated significant revenues from operations.

On January 6, 2004, the Board of Directors executed an 8:1 forward stock split (Note 6).

On February 3, 2004, the Company entered into an agreement and plan of merger (Note 12).

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

The operations of the Company have primarily been funded by the issuance of common stock and amounts due to related parties. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

	2003	2002

Deficit accumulated during the development stage	$(129,097)	$(70,672)
Working capital (deficiency)	(29,097)	29,328

3.

SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Web-site development costs

Web-site development costs incurred in the preliminary project stage are expensed as incurred.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

New accounting pronouncements

In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) that nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

In November 2002, FASB issued Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002 while the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

New accounting pronouncements (cont’d…)

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

4.

WEB-SITE DEVELOPMENT AGREEMENT

On February 1, 2002, the Company entered into an agreement with an officer of the Company whereby the officer will provide technical services in connection with the design and set-up of the Company's web-site in exchange for fees to be determined based on the officer's contributions to and the funds available in the Company.

During the current year, the Company incurred $1,035 (2002 -$2,500) of web-site development costs to this officer. This transaction was in the normal course of operations and was measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

5.	DUE TO RELATED PARTIES

	2003	2002
Due to the former President of the Company, unsecured, non-interest bearing
with no fixed terms of repayment	$-	$907
Due to an officer of the Company, unsecured, non-interest bearing with no
fixed terms of repayment	-	14,459
Due to the President of the Company, unsecured, non-interest bearing with no
fixed terms of repayment	25,000	-
	$25,000	$15,366

During the year ended December 31, 2003, the Company settled an amount of $10,366 due to an officer of the Company by paying $3,000 and the officer in return forgave the remaining balance of $7,366 and released the Company from all obligations to repay this amount. This resulted in a gain on settlement of debt of $7,366 which was recorded in the statement of operations.

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2003

6.

COMMON STOCK

On November 30, 2001, the Company issued 2,500,000 (20,000,000 post-consolidation) shares of common stock at a price of $0.04 ($0.005 post-consolidation) per share for total proceeds of $100,000.

On January 6, 2004, the Board of Directors executed an 8:1 forward stock split of the Company’s issued and outstanding common stock. In addition, the Company’s authorized share capital was increased to 200,000,000 shares of common stock from 25,000,000 shares of common stock while the par value remained unchanged. All references to the number of common shares and the per share amounts have been restated to give retroactive effect to the stock split for all periods presented.

7.	RELATED PARTY TRANSACTIONS Unless disclosed elsewhere in these financial statements, the Company entered into the following transactions with related parties during the year ended December 31, 2003:

	a)	Paid or accrued $11,750 (2002 - $Nil) of management fees to a company controlled by the President of the Company.
	b)	Paid or accrued $152 (2002 - $Nil) of office and miscellaneous expense to a company with a common director.
	c)	Paid or accrued $7,250 (2002 - $Nil) of travel expenses to an officer of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

8.	INCOME TAXES A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2003	2002

Loss before income taxes	$(58,425)	$(65,611)

Expected income tax recovery	$20,450	$22,300
Unrecognized benefit of operating loss carryforwards	(20,450)	(22,300)

Income tax recovery	$-	$-

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2003

8.	INCOME TAXES (cont’d…) Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	2003	2002

Deferred tax assets:
Operating loss carryforwards	$44,450	$24,000
Valuation allowance	(44,450)	(24,000)

Net deferred tax assets	$-	$-

The Company has approximately $129,000 of operating loss carryforwards which expire beginning in 2021.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

9.

COMMITMENTS

On October 24, 2003, the Company entered into an agreement with Sundance Capital Corp. (“Sundance”), a company controlled by the President, for a period of three months whereby Sundance agreed to provide certain management services. As consideration, the Company paid $5,000 upon execution and agreed to pay $3,000 per month, plus reasonable expenses (not to exceed $250 per month). Subsequent to December 31, 2003, this agreement was automatically renewed for a term of three months.

10.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

11.

SEGMENTED INFORMATION

The Company’s operations were conducted in one reportable segment, being the development of a website into an online marketplace linking manufacturers and exporters of textile products in China to traders and wholesale buyers around the world, primarily in Canada.

LIBERTY STAR GOLD CORP.
(formerly Titanium Intelligence, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2003

12.	SUBSEQUENT EVENTS Unless disclosed elsewhere in these financial statements, the following events occurred subsequent to the year ended December 31, 2003:

a)
On February 3, 2004, the Company entered into an agreement and plan of merger whereby the Company will merge its wholly-owned subsidiary, Liberty Star Acquisition Corp. (“Liberty Star Acquisition”), which was incorporated in the State of Nevada on January 14, 2004, with Liberty Star Gold Corp. (“Liberty Star Nevada”), a wholly-owned subsidiary of Alaska Star Minerals LLC (“Alaska Star”), (the “Merger Agreement”). As a result, there was a change in control of the Company with Liberty Star Acquisition as the surviving corporation (the “Merger”). On completion of the Merger, the Company issued 17,500,000 shares of common stock to Alaska Star for each share of Liberty Star Nevada common stock held. Subsequent to the Merger, Liberty Star Acquisition was merged into the Company through a parent/subsidiary merger and the Company’s name was changed to Liberty Star Gold Corp.

b)
On March 5, 2004, the Company completed two private placements each consisting of 500,000 shares of common stock at a price of $1.00 per share for total proceeds of $1,000,000. Each private placement was settled by receipt of cash of $343,465 and the cancellation of indebtedness of the Company of $156,535. The cancellation of indebtedness totaling $313,070 related to amounts previously owed by Liberty Star Nevada that became obligations of the Company upon completion of the Merger.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, James Briscoe and Chief Financial Officer, Jon Young. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

19 of 28

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables set forth information regarding our current executive officers and directors:

Name	Age	Position with the Company	Date First Elected or Appointed
Gary Musil	53	Secretary and Director	Director and Secretary since October 23, 2003
James Briscoe	62	President, Chief Executive Officer, Chairman of the Board and Director	Director since February 3, 2004
Jon Young	60	Chief Financial Officer and Director	Director since February 3, 2004
Dr. John M. Guilbert	73	Director	Director since February 5, 2004

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Gary Musil, Secretary and Director

Mr. Gary Musil was appointed as one our directors on October 23, 2003 and is presently our Secretary. Mr. Musil was our Chief Executive Officer and Chief Financial Officer from October 23, 2003 to February 3, 2004. Mr. Musil has more than 30 years of management and financial consulting experience. Mr. Musil has served as an officer and director on numerous public mining companies since 1988. This experience has resulted in his overseeing exploration projects in Peru, Chile, Eastern Europe (Slovak Republic), British Columbia, Ontario, Quebec and New Brunswick (Canada). Prior to this, he was employed for 15 years with Dickenson Mines Ltd. and Kam-Kotia Mines Ltd. as a controller for the producing silver/lead/zinc mine in the interior of British Columbia, Canada. Mr. Musil currently serves as an officer/director of four TSX Venture Exchange public companies in Canada. Mr. Musil has been the president, chief executive officer, chief financial officer and a director of Montoro Resources Inc., a TSX Venture company, since February 1999. Mr. Musil has been the chief financial officer and secretary and a director of Belmont Resources Inc., a TSX Venture company, since August 1992. Mr. Musil has been the chief financial officer and a director of Mandalay Resources Corp, a TSX Venture company, since January 2000. Mr. Musil has been the chief financial officer and secretary of Highbank Resources Ltd., a TSX Venture company, since December 1988.

James Briscoe, President, Chief Executive Officer, Chairman of the Board and Director

Mr. Briscoe was appointed as our Chief Executive Officer, Chairman and a director on February 3, 2004. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. Mr. Briscoe is the Vice President Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange public company. Mr. Briscoe has been a director of JABA Exploration Inc. since October 1995. Mr. Briscoe is also the President, CEO and Geologist of JABA (US) Inc. and President of Compania Minera JABA, S.A. de C.V. in Mexico. From 1992-2002, Mr. Briscoe served as an officer/director of three TSX Venture Exchange public companies in Canada.

Jon Young, Chief Financial Officer and Director

Mr. Young was appointed as one of our directors on February 3, 2004. Mr. Young is a certified public accountant. Mr. Young is presently the CEO of Oracle Capital Advisors, Ltd. and has more than 30 years

20 of 28

experience in providing clients with business consulting services. Mr. Young is President of Jon R. Young Company PC, an accounting practice limited to providing litigation support, and is strategically aligned with Beach-Fleischman Inc., Southern Arizona’s largest accounting firm. Mr. Young was a partner with the Tucson office of KPMG Peat Marwick for 13 years.

Dr. John M. Guilbert, Director

Dr. Guilbert was appointed as one of our directors on February 5, 2004. Dr. Guilbert is a Professor Emeritus at the University of Arizona and is a world renowned geologist & author and a co-developer of the Lowell-Guilbert porphyry copper model. He is presently a director of JABA Exploration Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Committees of the Board Of Directors

We presently have an audit committee of our board of directors comprised of Mr. Jon Young and Mr. Gary Musil. Neither Mr. Young nor Mr. Musil qualify as independent directors.

We do not have any other committees of our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Young, a member of our audit committee, qualifies as a “financial expert” within the meaning prescribed by Item 401 of Regulation S-B by virtue of his professional qualification as a certified public accountant and his experience. Mr. Young also serves as our chief financial officer and is not independent.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believes that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with.

21 of 28

ITEM 10.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain compensation information as to our former chief executive officer, Mr. Gary Musil. Mr. Musil was serving as our chief executive officer as of December 31, 2003, being the end of our most recently completed fiscal year. We have also included compensation information for Mr. Paulo Martins. Mr. Martins served as our chief executive officer during our most recently completed fiscal year but resigned prior to our most recently completed fiscal year end. None of our executive officers earned more than $100,000 during our most recently completed fiscal year. Accordingly, we have not included any compensation information for any of our executive officers other than Mr. Musil and Mr. Martins.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Gary Musil (1)	Secretary and Director, Former President and CEO	2003	0	0	$11,750(2)	0	0	0	0
Paulo Martins (3)	Former Director and CEO	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)	Mr. Musil was appointed as our chief executive officer on October 24, 2003.
(2)
We paid management consulting fees to Sundance Capital Group, Inc. (“Sundance”), a private company controlled by Mr. Musil, our Secretary and director, for accounting, financial and administrative services provided to our company by Sundance at the rate of $3,000 per month, plus reasonable expenses from October 24, 2003 to January 24, 2004. The management agreement has been extended for a further three months until April 24,2004.

(3)	Mr. Martins served as our chief executive officer until October 24, 2003.

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers or directors from inception through December 31, 2003. We have also not granted any stock options to the executive officers since our inception.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended December 31, 2003. No stock options have been exercised since December 31, 2003.

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

COMPENSATION ARRANGEMENTS

We have not entered into any employment agreements or compensation arrangements with any of our directors or officers.

We have entered into a management consulting agreement with Sundance Capital Group, Inc., a private company controlled by Mr. Musil, our Secretary and director, for accounting, financial and administrative services provided to our company by Sundance at the rate of $3,000 per month, plus reasonable expenses. The current term of this agreement will expire April 24, 2004.

22 of 28

We do not pay to our directors or officers any salary or consulting fee. We do not pay to our directors any compensation for each director serving as a director on our board of directors.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Gary Musil 3577 Marshall Street Vancouver, BC V5N 4S2 Canada	40,000 shares Direct	0.1%
Common Stock	James Briscoe 5610 E. Sutler Lane Tucson, AZ 85712 USA	17,500,000 shares Indirect	45.5%(2)
Common Stock	Jon Young 3443 N. Campbell Avenue Tucson, AZ 85719 USA	Nil shares	0%
Common Stock	Dr. John M. Guilbert 961 E. Linda Vista Blvd. Tucson, AZ 85727 USA	Nil shares	0%
Common Stock	All Officers and Directors as a Group (4 persons)	17,540,000 shares	45.6%
Common Stock	Alaska Star Minerals LLC 5610 E. Sutler Lane Tucson, AZ 85712 USA	17,500,000 shares Direct	45.5%(2)
Common Stock	Paul Matysek 66 English Bluff Rd. Delta, BC V4M 2M7 Canada	17,500,000 shares Indirect	45.5%(2)

23 of 28

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our common stock actually outstanding on March 26, 2004. As of March 26, 2004, there were 38,500,000 shares of our common stock issued and outstanding.

(2)	Alaska Star owns directly 17,500,000 shares in the capital of our company. James Briscoe and Paul Matysek each beneficially own a 50% interest in Alaska Star.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

We entered into a management agreement dated October 24, 2003 with Sundance Capital Group, Inc. (“Sundance”), a private company controlled by Mr. Musil, our Secretary and director, whereby Sundance has agreed to provide accounting, financial and administrative services for an initial three month period at the rate of $3,000 per month, plus reasonable expenses. We agreed to pay a signing bonus of $5,000 upon execution of the management agreement. We paid an aggregate of $11,750 pursuant to this management agreement in 2003. This agreement has been extended for an additional three month term and will expire on April 24, 2004.

From February 2002 to January 2004, our former Chief Financial Officer and director, Chen (Jason) Wu, provided us with technical services in the basic design and setting up of our Internet textile trade centre. We entered into a service agreement with Mr. Chen (Jason) Wu for his technical services and under the service agreement we agreed to pay Mr. Chen (Jason) Wu an amount as determined by our directors in view of Mr. Chen (Jason) Wu's contribution to our company and the funds available to us for compensation of contractors and employees. During the year ended December 31, 2003, we paid Mr. Chen (Jason) Wu a total of $1,035 for the technical services and reimbursement of expenses provided by him. We terminated the service agreement with Mr. Wu on January 30, 2004.

On closing of our merger with Liberty Star Nevada, we issued to Alaska Star Minerals LLC, an Arizona limited liability company, a total of 17,500,000 shares of our common stock. Alaska Star Minerals LLC is beneficially owned by James Briscoe, our President and Chairman, who owns a 50% beneficial interest in Alaska Star Minerals LLC. See Item 1. – Description of Business for a complete description of this transaction.

24 of 28

We sub-lease the premises for our principal office that consists of approximately 1,300 square feet of engineering office space and 1,800 square feet of warehouse storage space located at 2766 N. Country Club Rd., Tucson, Arizona, USA 85716. We sublease these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance on a one year lease. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc.

Gary Musil, our secretary and a director, advanced $25,000 to us in 2003 in order to fund operating expenses. These funds were advanced as a loan. The loan is non-interest bearing, is unsecured and is without any fixed terms of repayment. The loan has not been repaid as of March 30, 2004.

25 of 28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.1	Management Agreement between Titanium Intelligence, Inc. and Sundance Capital Group, Inc. dated October 24, 2003(2)
10.2	Merger Agreement dated effective January 19, 2004 among Titanium Intelligence, Inc., Liberty Star Gold Corp., Liberty Star Acquisition Corp., Alaska Star Minerals LLC, James Briscoe and Paul Matysek(3)
14.1	Code of Ethics(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to this Annual Report on Form 10-KSB.

26 of 28

(b)     Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2003. Since December 31, 2003 we filed the following Current Reports on Form 8-K:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
January 22, 2004	January 23, 2004	Disclosure of entry into Merger Agreement with Liberty Star Gold Corp. dated January 19, 2004.
February 18, 2004	February 18, 2004	Disclosure of closing of Merger Agreement with Liberty Star Gold Corp. and name change.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2003 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Audit Related Fees	$18,652	$10,951
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL
Total	$18,652	$10,951

27 of 28

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By:	/s/ James Briscoe

James Briscoe
President, Chairman, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Briscoe

James Briscoe
President, Chairman, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: March 30, 2004

By:	/s/ Jon Young

Jon Young
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: March 30, 2004

By:	/s/ Gary Musil

Gary Musil
Secretary and Director
(Principal Accounting Officer)
Date: March 30, 2004