Form 10QSB
period 2004-04-30
LIBERTY STAR GOLD CORP
filed 2004-07-02
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50071
LIBERTY STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)
Nevada	27-0019071
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2766 N. Country Club Road, Tucson, Arizona 85716
(Address of principal executive offices)
520.721.1375
(Issuer's telephone number)
Titanium Intelligence, Inc. #600 - 625 Howe Street, Vancouver, British Columbia Canada V6C 2T6 Former fiscal year: December 31
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  38,500,000 common shares issued and outstanding as of July 2, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
LIBERTY STAR GOLD CORP. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEET April 30, 2004 (Unaudited)
ASSETS

Current:
Cash and cash equivalents	$401,062
Due from stockholders	20,811
Prepaid expenses	15,000
Deposits	10,000
Total current assets	446,873
Computer equipment, net of accumulated depreciation of $1,514	8,577
Deferred tax asset, less valuation allowance of $199,140	0
Total assets	$455,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
Accounts payable and accrued liabilities	$54,757
Accounts payable and accrued liabilities - related party	2,265
Total current liabilities	57,022
Commitments and Contingencies - Note 6
Stockholders' equity
Common stock
Authorized
200,000,000 common shares with par value of $0.001
Issued and outstanding
38,500,000 common shares	38,500
Stock subscriptions receivable	(2,000)
Additional paid-in capital	930,898
Deficit accumulated during the exploration stage	(568,970)
Total stockholders' equity	398,428
Total liabilities and stockholders' equity	$455,450

See Accompanying Notes.

LIBERTY STAR GOLD CORP. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three-month period ended April 30, 2004	Period from inception (January 14, 2004) to April 30, 2004

Expenses:
Salaries and benefits	$31,602	$31,602
Accounting and auditing	24,663	24,663
Advertising	3,454	3,454
Depreciation	1,514	1,514
Legal	7,569	7,994
Office	18,986	19,386
Travel	5,606	5,606
Geological and geophysical costs	161,681	474,751
	255,075	568,970
Provisions for income taxes	-	-
Net loss	$(255,075)	$(568,970)

Basic and diluted net loss per share of
common stock	$(0.01)

Weighted average number of shares of common stock
outstanding	28,673,077

See Accompanying Notes.

LIBERTY STAR GOLD CORP. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three month period ended April 30, 2004	Period from inception (January 14, 2004) to April 30, 2004
Cash flows from operating activities:
Net loss	$(255,075)	$(568,970)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	1,514	1,514
Mineral claim costs	0	313,070
Changes in assets and liabilities
Prepaid expenses	(15,000)	(15,000)
Deposits	(10,000)	(10,000)
Accounts payable and accrued liabilities	35,673	36,498
Accounts payable and accrued liabilities - related parties	__(3,887)	__(3,887)
Net cash used in operating activities	(246,775)	(246,775)

Cash flows from investing activities:
Cash acquired in recapitalization	16,809	16,809
Purchases of computer equipment	(10,091)	(10,091)
Net cash provided by investing activities	__6,718	__6,718

Cash flows from financing activities:
Proceeds from the issuance of common stock	666,119	666,119
Payment of notes payable	(25,000)	(25,000)
Net cash provided by financing activities	641,119	641,119

Net increase in cash and cash equivalents for period	401,062	401,062

Cash and cash equivalents, beginning of period	__0	__0

Cash and cash equivalents, end of period	$401,062	$401,062

No cash was paid for interest or income taxes.
Supplemental disclosure with respect to cash flows - Note 7

See Accompanying Notes.

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
(Unaudited)

NOTE 1 - Organization

Liberty Star Gold Corp. (the "Company") was incorporated on January 14, 2004 under the Laws of the State of Nevada. The Company was formed to engage in the acquisition and exploration of mineral properties in the State of Alaska. The Company is considered to be an exploration stage company as it has not generated any revenues from operations.

On January 14, 2004, the Company acquired 100% of the common shares of Big Chunk Corp. ("Big Chunk"), a company incorporated on December 14, 2003 under the laws of the State of Alaska, pursuant to a stock purchase agreement. The acquisition of Big Chunk has been accounted for using the purchase method. The total purchase price was $2,000 as there were no assets or activity in Big Chunk other than a $2,000 subscription receivable due from the former shareholders of Big Chunk. As consideration, the Company recorded an amount payable to the former shareholders of Big Chunk of $2,000. The subscription receivable of $2,000 and the amount payable of $2,000 eliminated upon consolidation. These consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

On February 3, 2004, the Company consummated the merger with Liberty Star Acquisition Corp. ("Liberty Star Acquisition") which was incorporated in the State of Nevada on January 14, 2004, and was a wholly-owned subsidiary of a company formerly known as Titanium Intelligence, Inc ("Titanium"). On completion of the merger, Titanium issued 17,500,000 shares of common stock to the former shareholders of the Company in exchange for 100% of the outstanding shares of the Company. The surviving legal entity of the merged entity was Liberty Star Acquisition while the Company was determined to be the acquirer for accounting purposes. Subsequent to the merger, the Company, being the accounting acquirer, was merged into Titanium through a parent/subsidiary merger and Titanium's name was changed to Liberty Star Gold Corp.

This transaction has been treated as a recapitalization of the Company and as such, the financial statements of the Company, the accounting acquirer, became those of the surviving entity. The unaudited consolidated statements of operations, stockholders' equity and cash flows prior to February 3, 2004, are those of the Company. The Company's consolidated date of incorporation is considered to be January 14, 2004, the date of incorporation of the accounting acquirer. There were no intercompany balances during the periods presented. All intercompany transactions have been eliminated.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of capital stock and amounts due to related parties. Continued operations of the Company are dependent on the Company's ability to complete equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
April 30, 2004
(Unaudited)

NOTE 1 - Organization - continued

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of American for interim financial information. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended January 31, 2004. The results of operations for the three-month period ended April 30, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

NOTE 2 - Summary of significant accounting policies

The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Chunk. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for short periods of time, may exceed federally insured limits.

Mineral claim costs

Mineral costs are expensed as incurred.

Property and equipment

Property and equipment are stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the double declining balance method over the useful lives of the assets.

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
April 30, 2004
(Unaudited)

NOTE 2 - Summary of significant accounting policies - continued

Environmental expenditures

The operations of the Company have been, and may in the future be, affected from time-to-time, in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company are not predictable.

Income taxes

Future income taxes are recorded using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. At April 30, 2004, there were no potentially dilutive instruments outstanding.

NOTE 3- Mineral claims

The Company holds 100% interest in 981 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 300 miles southwest of the city of Anchorage, Alaska (the "Alaska Claims").

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated title to all its mineral properties and, to the best of its knowledge, title to all properties is in good standing.

NOTE 4- Common stock

In March, 2004, the Company completed two private placements, each consisting of 500,000 shares of common stock issued at a price of $1.00 per share for total proceeds of $1,000,000. Each private placement was settled by receipt of cash of $343,465, of which $20,811 was receivable at April 30, 2004 (Note 5), and the settlement of indebtedness of $156,535. The settlement of indebtedness totaling $313,070 related to amounts paid on behalf of Big Chunk by third parties.

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
April 30, 2004
(Unaudited)

NOTE 4- Common stock - continued

Common stock

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

NOTE 5- Related party transactions

In addition to any transactions disclosed elsewhere in these financial statements, the Company entered into the following transactions with related parties during the period ended April 30:

    Paid or accrued $6,000 of management fees to a company controlled by the President of the Company.

    Paid or accrued $1,391 of office expenses to a company with a common director.

    Paid or accrued $30,144 of salaries to directors.

At April 30, 2004, due from shareholders of $20,811 consists of share subscriptions receivable from the private placements in March 2004. These amounts do not bear interest, are unsecured and are due on demand (Note 10).

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

NOTE 6 - Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two-year period from the staking of the claims. The Company estimates that the required annual assessments to maintain the claims will be $379,200. At April 30, 2004, $175,588 had been paid that can be used to meet annual assessment requirements.

NOTE 7 - Supplemental disclosures with respect to cash flows

The significant non-cash transactions for the three-month period ended April 30, 2004 were as follows:

    Issued 17,500,000 shares of common stock on the recapitalization of the Company (Note 1).

    Issued 313,070 shares of common stock on the settlement of indebtedness and issued 20,811 shares of common stock for share subscriptions receivable (Note 4).

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
April 30, 2004
(Unaudited)

NOTE 8 - Financial instruments

The Company's financial instruments consist of cash and cash equivalents, due from shareholders, accounts payable and accrued liabilities and accounts payable and accrued liabilities - related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

NOTE 9 - Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 10 - Subsequent events

The following transactions occurred subsequent to April 30, 2004:

    The Company received the amounts due from shareholders of $20,811.

    The Company issued 1,600,000 units at a price of $1.25 per unit for gross proceeds of $2,000,000. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant is exercisable for one additional common share at a price of $1.75 per share and may be exercised at any time with the next two years from the date of issuance.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Liberty Star" mean Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We are engaged in the acquisition and exploration of mineral properties in the State of Alaska. We are currently actively engaged in exploration activities on 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska.

We plan to carry out exploration work on the Alaska claims in order to ascertain whether the claims possess commercially viable deposits of gold, copper and molybdenum. We are presently undertaking an aeromagnetic geophysical survey on the Alaska claims, and intend to continue our exploration program with commencement of a preliminary drill program beginning during the summer field season. No commercially viable mineral deposits or reserves have been identified on the Alaska claims to date. We cannot provide any assurance that our exploration activities will discover any commercially viable mineral deposit on the Alaska claims.

The Alaska claims are held by our wholly-owned subsidiary, Big Chunk Corp. We acquired Big Chunk Corp. on February 3, 2004, through a merger transaction, as described below under "Merger with Liberty Star Nevada."

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to achieve additional financing, of which there is no assurance.

Corporate Organization

We were incorporated as "Titanium Intelligence, Inc." on August 20, 2001, under the laws of the State of Nevada.

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

We completed the acquisition of Liberty Star Gold Corp., a Nevada corporation on February 3, 2004. On February 5, 2004 we changed our name from "Titanium Intelligence, Inc." to "Liberty Star Gold Corp." to reflect the change in the nature of our business operations and the acquisition of Liberty Star Nevada.

We conduct our mineral exploration activities in Alaska through our wholly-owned subsidiary, Big Chunk Corp., an Alaska corporation. Big Chunk Corp was incorporated in the State of Alaska in December, 2003 and we purchased it on February 3, 2004.

Prior Internet Textile Trade Center Website Business

From inception to January, 2004, we were a development stage company focused primarily on developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Parts of our website at http://www.titanium-intelligence.com commenced operation on April 2, 2002. Our board of directors completed a review and evaluation of our textile trade centre website business in December, 2003. Based on this review and evaluation, our board of directors determined in January, 2004, to discontinue our textile trade center website operations and to become an exploration stage company engaged in the acquisition and exploration of mineral properties through the acquisition of Liberty Star Nevada. In connection with this determination, we entered into a termination agreement effective January 30, 2004, whereby the membership agreement between us and Zhejiang Weilain Group Company dated March 28, 2002, was terminated by mutual agreement.

Merger with Liberty Star Nevada

On January 19, 2004, we entered into an Agreement and Plan of Merger with Liberty Star Nevada, Liberty Star Acquisition Corp., our former wholly-owned subsidiary, Alaska Star Minerals LLC, and the beneficial owners of Alaska Star, namely, James Briscoe and Paul Matysek.

Alaska Star Minerals is an Arizona limited liability company that is owned equally by James Briscoe and Paul Matysek.

Liberty Star Nevada was incorporated on January 14, 2004 under the laws of the State of Nevada. Liberty Star Nevada was owned by Alaska Star prior to the merger. Liberty Star Nevada was the owner of Big Chunk prior to the merger.

Liberty Star Acquisition was incorporated under the laws of the State of Nevada on January 14, 2004. Liberty Star Acquisition was our wholly owned subsidiary and was incorporated for the purpose of completing the merger with Liberty Star Nevada under the Agreement and Plan of Merger.

The Agreement and Plan of Merger provided for the merger of Liberty Star Nevada and Liberty Star Acquisition, with Liberty Star Acquisition being the surviving corporation. The merger was completed effective February 3, 2004, with Liberty Star Acquisition as the surviving corporation. On closing of the merger, we issued 17,500,000 shares of our common stock to Alaska Star as the sole shareholder of Liberty Star Nevada. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares. Big Chunk became our wholly owned subsidiary upon completion of the merger.

Subsequent to the merger, we merged with Liberty Star Acquisition through a parent/subsidiary merger completed pursuant to NRS 92A.180. This parent/subsidiary merger was completed effective February 5, 2004. We changed our corporate name to "Liberty Star Gold Corp." effective February 5, 2004 concurrent with this parent/subsidiary merger with Liberty Star Acquisition.

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

Plan of Operation

Our expenditures on our planned aeromagnetic geophysical survey are budgeted at approximately $200,000. Budgeting for the remainder of the currently planned fieldwork is still in process. We estimate that we will spend more than $3 million over the next twelve months to fund our exploration program and working capital requirements. Our ability to complete our plan of operations is subject to our ability to obtain additional financing and the results of the initial exploration program undertaken by us on the Alaska claims.

Our cash on hand as of April 30, 2004 was $401,062. Our total expenditures over the next twelve months are anticipated to be approximately $3,690,000.

On March 25, 2004, we completed a private placement financing of $1,000,000 of which $313,070 was applied to repay indebtedness incurred to stake the Alaska claims and carry out our initial exploration activities.

On June 8, 2004, we completed a private placement financing of $2,000,000 by the issuance of 1,600,000 units, each unit consisting of one common share and one-half of one common share purchase warrants. Each whole warrant shall entitle the holder to purchase on share of our common stock for a period of twenty-four months at a price of $1.75 per share.

We anticipate that we will incur the following expenses over the next twelve months:

EXPENSE	AMOUNT
Mineral Claim Exploration Expenses	$3,450,000
Management Fees	60,000
Professional Fees	60,000
General Administrative Expenses	120,000
TOTAL	$3,690,000

As at April 30, 2004, we had working capital of $398,428. As a result of the completion of the private placements in March 2004 and in June 2004, we have more than half of the funds to satisfy our cash requirements for the period ended April 30, 2005. We will need to raise additional funds in order to complete the above expenditures.

As of April 30, 2004, we had $57,022 in current liabilities. Our financial statements report a net loss of $255,075 for the three-month period ended April 30, 2004. As a result, our accumulated loss increased to $568,970 during the period from inception to April 30, 2004. Our losses increased primarily as a result of exploration costs incurred.

Our total liabilities as of April 30, 2004 were $57,022, as compared to total liabilities of $313,895 as of January 31, 2004. The decrease was due primarily to a reduction in a short-term note payable.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2004, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

We will require additional financing to enable us to proceed with our plan of operations. In total, we anticipate that we will require a minimum of approximately $3,690,000 over the next twelve months to pay for our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Presentation of Financial Information

We completed the acquisition of Liberty Star Nevada effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this merger has been treated as a recapitalization of Liberty Star Nevada. Liberty Star Nevada will be treated as the acquirer for accounting purposes, even though we are the legal acquirer. Our financial statements for the quarter ended April 30, 2004 reflect financial information for the period from January 31, 2004 to April 30, 2004.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Research and Development

We have not incurred any research or development expenditures during our last two fiscal years.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Personnel

As of April 30, 2004, we have no employees. We anticipate that we will rely on the contracting of independent consultants during our exploration stage, rather than hiring employees.

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

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

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

In January 2003, FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended April 30, 2004. Our accumulated deficit at April 30, 2004, was $568,970.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities.

On December 19, 2003, our board of directors approved an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split was effected with the Nevada Secretary of State on January 6, 2004. As a result, our authorized capital increased from 25,000,000 to 200,000,000 shares of common stock with a par value of $0.001. The forward stock split was effective with the OTC Bulletin Board at the opening for trading on February 6, 2004, under the new stock symbol LBTS. Our new CUSIP number is 53123Q 10 3.

On January 28, 2004, we issued an aggregate of 17,500,000 post-split (2,187,500 pre-split) shares of our common stock to Alaska Star Minerals LLC pursuant to the Agreement and Plan of Merger with Liberty Star Nevada, Liberty Star Acquisition. The shares were issued in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On March 25, 2004, we issued an aggregate of 1,000,000 shares of our common stock to two investors, at a price of $1.00 per share in a private placement transaction. We issued the shares in an offshore transaction to a non-U.S. Person relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

During the quarter ended April 30, 2004 we filed the following Current Reports on Form 8-K and Form 8-K/A:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
February 18, 2004	February 18, 2004	Disclosure of closing of Merger Agreement with Liberty Star Gold Corp. and name change.
April 5, 2004	April 5, 2004	Disclosure of the commencement of our airborne geophysics survey
April 8, 2004	April 8, 2004	Disclosure of the completion of its $1 million USD financing.
April 12, 2004	April 13, 2004	Amending Form 8-K filed on April 8, 2004

Exhibits Required by Item 601 of Regulation S-B

Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.1	Management Agreement between Titanium Intelligence, Inc. and Sundance Capital Group, Inc. dated October 24, 2003(2)
10.2

Merger Agreement dated effective January 19, 2004 among Titanium Intelligence, Inc., Liberty Star Gold Corp., Liberty Star Acquisition Corp., Alaska Star Minerals LLC, James Briscoe and Paul Matysek(3)

10.3	Termination Agreement dated effective January 30, 2004 with Zhejiang Weilain Group Company
10.4	Form of Subscription Agreement for June 2004 private placement
10.5	Form of Registration Rights Agreement for June 2004 private placement
14.1	Code of Ethics(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31. 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By:

/s/ James Briscoe
James Briscoe, President, Chairman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 2, 2004

/s/ Jon Young
Jon Young, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: July 2, 2004