Form 10QSB/A
period 2004-04-30
LIBERTY STAR GOLD CORP
filed 2004-07-07
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  40,300,000 common shares issued and outstanding as of July 2, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

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

Liberty Star Acquisition was incorporated under the laws of the State of Nevada on January 14, 2004. Liberty Star Acquisition  was incorporated for the purpose of completing the merger with Liberty Star Nevada under the Agreement and Plan of Merger.

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

-15-

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


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

-16-
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

-19-

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