Form 10QSB
period 2004-07-31
LIBERTY STAR GOLD CORP
filed 2004-09-20
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2004

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
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   40,100,000 common shares issued and outstanding as of September 17, 2004

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
July 31, 2004
(Unaudited)

ASSETS
Current:
Cash and cash equivalents	$1,792,684
Prepaid expenses	3,870
Deposits	10,080

Total current assets	1,806,634
Computer equipment, net of accumulated depreciation of $3,028	7,063
Deferred tax asset, less valuation allowance of $457,944	0

Total assets	$1,813,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable and accrued liabilities	$152,067

Total current liabilities	152,067
Commitments - Note 6
Stockholders' equity
Common stock - Note 4
Authorized
200,000,000 common shares with par value of $0.001
Issued
40,100,000 common shares	40,100
Additional paid-in capital	2,929,298
Deficit accumulated during the exploration stage	(1,307,768)

Total stockholders' equity	1,661,630

Total liabilities and stockholders' equity	$1,813,697

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three month period ended July 31, 2004	Six month period ended July 31, 2004	Period from incorporation (January 14, 2004) to July 31, 2004
Revenues	$-	$-	$-

Expenses:
Salaries and benefits	51,336	82,938	82,938
Accounting and auditing	15,088	39,751	39,751
Advertising	30,644	34,098	34,098
Depreciation	1,514	3,028	3,028
Legal	12,898	20,467	20,892
Office	42,996	61,982	62,382
Travel	(412)	5,194	5,194
Geological and geophysical costs	585,378	746,015	1,059,485

	739,442	993,473	1,307,768

Net loss	$(739,442)	$(993,473)	$(1,307,768)

Basic and diluted net loss per share of
common stock	$(0.02)	$(0.03)	$(0.04)

Weighted average number of shares of common stock
outstanding	39,282,609	38,310,440	36,746,231

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Balance, January 14, 2004	0	$0	$0	$0	$0
Issuance of $0.001 par value
common stock, January 2004	20,000,000	20,000	(18,000)	0	0
Net loss	0	0	0	(314,295)	(312,295)

Balance, January 31, 2004	20,000,000	20,000	(18,000)	(314,295)	(312,295)
Recapitalization,	17,500,000	17,500	(50,102)	0	(32,602)
February 2004
Issuance of common stock
at $1 per share,	1,000,000	1,000	999,000	0	1,000,000
March 2004
Issuance of common stock
at $1.25 per share,	1,600,000	1,600	1,998,400	0	2,000,000
June 2004
Net loss for the six
month period
ended July 31, 2004	0	0	0	(993,473)	(993,473)

Balance, July 31, 2004	40,100,000	$40,100	$2,929,298	$(1,307,768)	$1,661,630

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six month period ended July 31, 2004	Period from incorporation (January 14, 2004) to July 31, 2004
Cash flows from operating activities:
Net loss	$(993,473)	$(1,307,768)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation expense	3,028	3,028
Mineral claim costs	0	313,070
Changes in assets and liabilities
Prepaid expenses	(3,870)	(3,870)
Deposits	(10,080)	(10,080)
Accounts receivable, related party	(2,000)	(1,600)
Accounts payable	151,242	152,067

Net cash used in operating activities	(855,153)	(855,153)
Cash flows from investing activities:
Purchase of equipment	(10,091)	(10,091)
Cash acquired in recapitalization	16,809	16,809

Net cash provided by investing activities	6,718	6,718
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,686,930	2,686,930
Stock subscription receivable	(20,811)	(20,811)
Principal payments on notes payable	(25,000)	(25,000)

Net cash provided by financing activities	2,641,119	2,641,119

Net increase in cash and cash equivalents for period	1,792,684	1,792,684
Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$1,792,684	$1,792,684

No cash paid for interest or income taxes
Supplemental disclosure with respect to cash flows - Note 7

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2004
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

On February 3, 2004, the Company consummated the merger with Liberty Star Acquisition Corp. ("Liberty Star Acquisition") which was incorporated in the State of Nevada on January 14, 2004 and was a wholly-owned subsidiary of a company formerly known as Titanium Intelligence, Inc ("Titanium"). On completion of the merger, Titanium issued 17,500,000 shares of common stock to the former shareholders of the Company in exchange for 100% of the outstanding shares of the Company. The surviving legal entity of the merged entity was Liberty Star Acquisition while the Company was determined to be the acquirer for accounting purposes. Subsequent to the merger, the Company, being the accounting acquirer, was merged into Titanium through a parent/subsidiary merger and Titanium's name was changed to Liberty Star Gold Corp.

This transaction has been treated as a recapitalization of the Company and as such, the financial statements of the Company, the accounting acquirer, became those of the surviving entity. The unaudited consolidated statements of operations, stockholders' equity and cash flows prior to February 3, 2004 are those of the Company. The Company's consolidated date of incorporation is considered to be January 14, 2004, the date of incorporation of the accounting acquirer. There were no intercompany balances during the periods presented. All intercompany transactions have been eliminated.

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

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)

NOTE 1 - Organization - continued

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the instructions to form 10-QSB and item 310 of regulation S/B and, in conformity with generally accepted accounting principles in the United States of American for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended January 31, 2004. The results of operations for the six month period ended July 31, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits.

Mineral claim costs

Mineral costs of carrying and retaining undeveloped properties are charged to expense as incurred.

Property and equipment

Property and equipment are stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the double declining balance method over the useful lives of the assets.

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)

NOTE 2 - Summary of significant accounting policies - continued

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company are not predictable.

Income taxes

Future income taxes are recording using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of change in tax rates is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. At July 31, 2004, there were $1,600,000 potentially dilutive instruments outstanding. These are exercisable for one-half share of common stock at $1.75 per share.

NOTE 3- Mineral claims

The Company holds a 100% interest in 981 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 300 miles southwest of the city of Anchorage, Alaska (the "Alaska Claims").

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

NOTE 4- Common stock

In March, 2004, the Company completed two private placements, each consisting of 500,000 shares of common stock issued at a price of $1.00 per share for total proceeds of $1,000,000. Each private placement was settled by receipt of cash of $343,465, and the settlement of indebtedness of $156,535. The settlement of indebtedness totaling $313,070 related to amounts paid on behalf of Big Chunk by third parties. In June, 2004 the Company completed one private placement consisting of 1,600,000 share of common stock issued at a price of $ 1.25 for total proceeds of $2,000,000. The placement was settled by receipt of cash of $ 2,000,000.

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2004
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

NOTE 5- Related party transactions

Unless disclosed elsewhere in these financial statements, the Company entered into the following transactions with related parties during the period ended July 31:

a)	Paid or accrued $ 4,120 of management fees to a company controlled by the President of the Company.

b)	Paid or accrued $ 738 of office expenses to a company with a common director.

c)	Paid or accrued $ 39,000 of salaries to directors.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

NOTE 6 - Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two year period from the staking of the claims. The Company estimates that the required annual assessments to maintain the claims will be $379,200. At July 31, 2004, more than $379,200 had been paid that can be used to meet annual assessment requirements.

NOTE 7 - Supplemental disclosures with respect to cash flows

The significant non-cash transactions for the six month period ended July 31, 2004 were as follows:

a)	Issued 17,500,000 shares of common stock on the recapitalization of the Company (Note 1).

b)	Issued 313,070 shares of common stock on the settlement of indebtedness and issued 20,811 shares of common stock for share subscriptions receivable (Note 4).

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2004
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

Liberty Star Acquisition was incorporated under the laws of the State of Nevada on January 14, 2004. Liberty Star Acquisition was incorporated for the purpose of completing the merger with Liberty Star Nevada under the Agreement and Plan of Merger.

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

Plan of Operation

Our expenditures on our planned aeromagnetic geophysical survey are budgeted at approximately $200,000. Budgeting for the remainder of the currently planned fieldwork is $1,225,000. We estimate that we will spend more than $4 million over the next twelve months to fund our exploration program and working capital requirements. Our ability to complete our plan of operations is subject to our ability to obtain additional financing and the results of the initial exploration program undertaken by us on the Alaska claims.

Our cash on hand as of July 31, 2004 was $1,792,684. Our total expenditures over the next twelve months are anticipated to be approximately $3,690,000.

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

As at July 31, 2004, we had working capital of $1,654,567. As a result of the completion of the private placements in March 2004 and in June 2004, we have more than half of the funds to satisfy our cash requirements for the period ended July 31, 2005. We will need to raise additional funds in order to complete the above expenditures.

Our financial statements report a net loss of $739,442 for the three-month period ended July 31, 2004. As a result, our accumulated loss increased to $1,307,768 during the period from inception to July 31, 2004. Our losses increased primarily as a result of exploration costs incurred.

Our total liabilities as of July 31, 2004 were $152,067, as compared to total liabilities of $313,895 as of January 31, 2004. The decrease was due primarily to the reduction of a short-term note payable.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors, in their report on the annual consolidated financial statements for the year ended December 31, 2003, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

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

Presentation of Financial Information

We completed the acquisition of Liberty Star Nevada effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this merger has been treated as a recapitalization of Liberty Star Nevada. Liberty Star Nevada will be treated as the acquirer for accounting purposes, even though we are the legal acquirer. Our financial statements for the period ended July 31, 2004 reflect financial information for the period from January 31, 2004 to July 31, 2004, as well as from inception of the merger.

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

Personnel

As of July 31, 2004, we have one part-time employee. We anticipate that we will rely on the contracting of independent consultants during our exploration stage, rather than hiring further employees.

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

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

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

In November 2002, FASB issued Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002 while the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended July 31, 2004. Our accumulated deficit at July 31, 2004, was $1,307,768. All exploration costs are expensed as incurred.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2004, we issued an aggregate of 1,600,000 units, each unit consisting of one common share and one-half of one common share purchase warrant, to two investors, at a price of $1.25 per unit in a private placement transaction. Each whole warrant shall entitle the holder to purchase one share of our common stock for a period of twenty-four months at a price of $1.75 per share. We issued the units in an offshore transaction to non-U.S. Persons relying on Regulation S of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

On September 13, 2004 we changed our auditors from Dohan & Company P.A. CPAs to Semple & Cooper, LLP.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

During the quarter ended July 31, 2004 we filed the following Current Reports on Form 8-K and Form 8-K/A:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
May 26, 2004	May 26, 2004	Disclosure of the change in our year end
May 31, 2004	June 1, 2004	Disclosure of the completion of our airborne geophysics survey
June 8, 2004	June 8, 2004	Disclosure of a private placement of $1,600,000 and the appointment of Jon R. Young as our CFO
June 29, 2004	June 29, 2004	Disclosure of the completion of the $1,600,000 private placement

Exhibits Required by Item 601 of Regulation S-B

Exhibits

Exhibit Number    Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Certificate of Change to Authorized Capital(4)

3.4	Articles of Merger(4)

10.1	Management Agreement between Titanium Intelligence, Inc. and Sundance Capital Group, Inc. dated October 24, 2003(2)

10.2	Merger Agreement dated effective January 19, 2004 among Titanium Intelligence, Inc., Liberty Star Gold Corp., Liberty Star Acquisition Corp., Alaska Star Minerals LLC, James Briscoe and Paul Matysek(3)

10.3	Termination Agreement dated effective January 30, 2004 with Zhejiang Weilain Group Company(5)

10.4	Form of Subscription Agreement for June 2004 private placement(5)

10.5	Form of Registration Rights Agreement for June 2004 private placement(5)

14.1	Code of Ethics(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of James Briscoe

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jon Young

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James Briscoe

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jon Young

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By:

/s/ James Briscoe
James Briscoe, President, Chairman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 20, 2004

/s/ Jon Young
Jon Young, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: September 20, 2004