Form 10QSB
period 2004-10-31
LIBERTY STAR GOLD CORP
filed 2004-12-15
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   33,100,000 common shares issued and outstanding as of December 2, 2004

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
October 31, 2004
(Unaudited)

ASSETS
Current:
Cash and cash equivalents	$992,415
Prepaid expenses	2,694
Deposits	80

Total current assets	995,189
Equipment, net of accumulated depreciation of $9692	26,706

Total assets	$1,021,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable and accrued liabilities	$193,431

Total current liabilities	193,431
Commitments - Note 6
Stockholders' equity
Common stock - Note 4
Authorized
200,000,000 common shares with par value of $0.001
Issued
40,100,000 common shares	40,100
Additional paid-in capital	2,929,298
Deficit accumulated during the exploration stage	(2,140,934)

Total stockholders' equity	828,464

Total liabilities and stockholders' equity	$1,021,895

See Accompanying Notes

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three month period ended October 31, 2004	Nine month period ended October 31, 2004	(January 14, 2004) to October 31, 2004
Revenues	$0	$0	$0
Expenses:
Salaries and benefits	32,737	115,675	115,675
Accounting and auditing	23,073	62,824	62,824
Advertising	23,284	57,382	57,382
Depreciation	6,664	9,692	9,692
Legal	6,364	26,831	27,256
Office	36,590	98,572	98,972
Travel	791	5,985	5,985
Geological and geophysical costs	706,614	1,452,629	1,766,099
Net loss from operations	836,117	1,829,590	2,143,885
Interest Income	2,951	2,951	2,951

Net loss	$(833,166)	$(1,826,639)	$(2,140,934)

Basic and diluted net loss per share of
common stock	$(0.02)	$(0.05)	$(0.06)

Weighted average number of shares of common stock
outstanding	40,100,000	38,911,314	37,806,529

See Accompanying Notes

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additonal	Deficit accumulated during the
	Common stock		paid-in	exploration
	Shares	Amount	capital	stage	Total
Balance, January 14, 2004	0	$0	$0	$0	$0
Issuance of $0.001 par value
common stock, January 2004	20,000,000	20,000	(18,000)	0	2,000
Net loss	0	0	0	(314,295)	(314,295)

Balance, January 31, 2004	20,000,000	20,000	(18,000)	(314,295)	(312,295)
Recapitalization, February 2004	17,500,000	17,500	(50,102)	0	(32,602)
Issuance of common stock
at $1 per share, March 2004	1,000,000	1,000	999,000	0	1,000,000
Issuance of common stock
at $1.25 per share, June 2004	1,600,000	1,600	1,998,400	0	2,000,000
Net loss for the nine month
period
ended October 31, 2004	0	0	0	(1,826,639)	(1,826,639)

Balance, October 31, 2004	40,100,000	$40,100	$2,929,298	$(2,140,934)	$828,464

See Accompanying Notes

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine month period ended October 31, 2004	Period from incorporation (January 14, 2004) to October 31, 2004
Cash flows from operating activities:
Net loss	$(1,826,639)	$(2,140,934)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation expense	9,691	9,691
Mineral claim costs	0	313,070
Changes in assets and liabilities
Prepaid expenses	(2,693)	(2,693)
Deposits	(80)	(80)
Accounts receivable, related party	(2,000)	(1,600)
Accounts payable	192,606	193,431

Net cash used in operating activities	(1,629,115)	(1,629,115)
Cash flows from investing activities:
Purchase of equipment	(36,398)	(36,398)
Cash acquired in recapitalization	16,809	16,809

Net cash provided by investing activities	(19,589)	(19,589)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,686,930	2,686,930
Stock subscription receivable	(20,811)	(20,811)
Principal payments on notes payable	(25,000)	(25,000)

Net cash provided by financing activities	2,641,119	2,641,119

Net increase in cash and cash equivalents for period	992,415	992,415
Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$992,415	$992,415

No cash paid for interest or income taxes
Supplemental disclosure with respect to cash flows - Note 7

See Accompanying Notes

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
October 31, 2004
(Unaudited)

NOTE 1 – Organization

Liberty Star Gold Corp. (the “Company”) was incorporated on January 14, 2004 under the Laws of the State of Nevada. The Company was formed to engage in the acquisition and exploration of mineral properties in the State of Alaska. The Company is considered to be an exploration stage company as it has not generated any revenues from operations.

On January 14, 2004, the Company acquired 100% of the common shares of Big Chunk Corp. (“Big Chunk”), a company incorporated on December 14, 2003 under the laws of the State of Alaska, pursuant to a stock purchase agreement. The acquisition of Big Chunk has been accounted for using the purchase method. The total purchase price was $2,000 as there were no assets or activity in Big Chunk other than a $2,000 subscription receivable due from the former shareholders of Big Chunk. As consideration, the Company recorded an amount payable to the former shareholders of Big Chunk of $2,000. The subscription receivable of $2,000 and the amount payable of $2,000 eliminated upon consolidation. These consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

On February 3, 2004, the Company consummated the merger with Liberty Star Acquisition Corp. (“Liberty Star Acquisition”) which was incorporated in the State of Nevada on January 14, 2004 and was a wholly-owned subsidiary of a company formerly known as Titanium Intelligence, Inc (“Titanium”). On completion of the merger, Titanium issued 17,500,000 shares of common stock to the former shareholders of the Company in exchange for 100% of the outstanding shares of the Company. The surviving legal entity of the merged entity was Liberty Star Acquisition while the Company was determined to be the acquirer for accounting purposes. Subsequent to the merger, the Company, being the accounting acquirer, was merged into Titanium through a parent/subsidiary merger and Titanium’s name was changed to Liberty Star Gold Corp.

This transaction has been treated as a recapitalization of the Company and as such, the financial statements of the Company, the accounting acquirer, became those of the surviving entity. The unaudited consolidated statements of operations, stockholders’ equity and cash flows prior to February 3, 2004 are those of the Company. The Company’s consolidated date of incorporation is considered to be January 14, 2004, the date of incorporation of the accounting acquirer. There were no intercompany balances during the periods presented. All intercompany transactions have been eliminated.

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

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS — continued
October 31, 2004
(Unaudited)

NOTE 1 – Organization — continued

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the instructions to form 10-QSB and item 310 of regulation S/B and, in conformity with generally accepted accounting principles in the United States of American for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the period ended January 31, 2004. The results of operations for the nine month period ended October 31, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

NOTE 2 — Summary of significant accounting policies

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

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS — continued
October 31, 2004
(Unaudited)

NOTE 2 — Summary of significant accounting policies – continued

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company are not predictable.

Income taxes

Future income taxes are recording using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of change in tax rates is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. The valuation allowance at October 31, 2004 is $749,327.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. At October 31, 2004, the only potentially dilutive instruments outstanding were 800,000 share purchase warrants exercisable into 800,000 common shares until June 10, 2006 at a price of $1.75 per share.

NOTE 3– Mineral claims

The Company holds a 100% interest in 981 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 300 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”).

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

NOTE 4– Common stock

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

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS — continued
October 31, 2004
(Unaudited)

NOTE 4– Common stock — continued

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

NOTE 5– Related party transactions

Unless disclosed elsewhere in these financial statements, the Company entered into the following transactions with related parties during the period ended October 31:

a)	Paid or accrued $665 of management fees to a company controlled by a common director

b)	Paid or accrued $733 of office expenses to a company with a common director.

c)	Paid or accrued $24,000 of salaries to directors.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by related parties.

NOTE 6 – Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two year period from the staking of the claims. The Company estimates that the required annual assessments to maintain the claims will be $379,200. At October 31, 2004, more than $379,200 had been paid that can be used to meet annual assessment requirements.

NOTE 7 – Supplemental disclosures with respect to cash flows

The significant non-cash transactions for the nine month period ended October 31, 2004 were as follows:

a)	Issued 17,500,000 shares of common stock on the recapitalization of the Company (Note 1).

b)	Issued 313,070 shares of common stock on the settlement of indebtedness and issued 20,811 shares of common stock for share subscriptions receivable (Note 4).

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS — continued
October 31, 2004
(Unaudited)

NOTE 8 – Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, due from shareholders, accounts payable and accrued liabilities and accounts payable and accrued liabilities – related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

NOTE 9 – Segment information

The Company’s operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

Item 2.   Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Liberty Star” mean Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

The Alaska claims are held by our wholly-owned subsidiary, Big Chunk Corp. We acquired Big Chunk Corp. on February 3, 2004, through a merger transaction, as described below under “Merger with Liberty Star Nevada.”

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to achieve additional financing, of which there is no assurance.

Corporate Organization

We were incorporated as “Titanium Intelligence, Inc.” on August 20, 2001, under the laws of the State of Nevada.

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

Alaska Star Minerals is an Arizona limited liability company that is owned by James Briscoe. Paul Matysek sold his interest in Alaska Star Minerals effective November 19, 2004.

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

The Agreement and Plan of Merger provided for the merger of Liberty Star Nevada and Liberty Star Acquisition, with Liberty Star Acquisition being the surviving corporation. The merger was completed effective February 3, 2004, with Liberty Star Acquisition as the surviving corporation. On closing of the merger, we issued 17,500,000 shares of our common stock to Alaska Star as the sole shareholder of Liberty Star Nevada. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares. Big Chunk became our wholly owned subsidiary upon completion of the merger. 7,000,000 of Alaska Star’s common shares were returned to treasury on November 22, 2004, and 1,750,000 of Alaska Star’s shares were transferred on the same date to a company owned by Paul Matysek, all as part of a reorganization of Alaska Star.

Subsequent to the merger, we merged with Liberty Star Acquisition through a parent/subsidiary merger completed pursuant to NRS 92A.180. This parent/subsidiary merger was completed effective February 5, 2004. We changed our corporate name to “Liberty Star Gold Corp.” effective February 5, 2004 concurrent with this parent/subsidiary merger with Liberty Star Acquisition.

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

Plan of Operation

Our expenditures on our aeromagnetic geophysical survey work were $200,727, which is now complete. Budgeting for the remainder of the currently planned fieldwork is not yet complete, but we estimate that we will spend about $4 million over the next twelve months to fund our exploration program. Our working capital expenditures are estimated to be approximately $500,000. Our ability to complete our plan of operations is subject to our ability to obtain additional financing and the results of the initial exploration program undertaken by us on the Alaska claims.

Our cash on hand as of October 31, 2004 was $992,415. Our total expenditures over the next twelve months are anticipated to be approximately $4,500,000.

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

We anticipate that we will incur the following expenses over the next twelve months:

EXPENSE	AMOUNT
Mineral Claim Exploration Expenses	$4,000,000
Management Fees	100,000
Professional Fees	100,000
General Administrative Expenses	300,000
TOTAL	$4,500,000

As at October 31, 2004, we had working capital of $801,758. As a result of the completion of the private placements in March 2004 and in June 2004, we have approximately one-fifth of the funds to satisfy our cash requirements for the period ended October 31, 2005. We will need to raise additional funds in order to complete the above expenditures.

Our financial statements report a net loss of $833,166 for the three-month period ended October 31, 2004. As a result, our accumulated loss increased to $2,140,934 during the period from inception to October 31, 2004. Our losses increased primarily as a result of exploration costs incurred.

Our total liabilities as of October 31, 2004 were $193,431, as compared to total liabilities of $313,895 as of January 31, 2004. The decrease was due primarily to the reduction of a short-term note payable.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors, in their report on the annual consolidated financial statements for the year ended December 31, 2003, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

We will require additional financing to enable us to proceed with our plan of operations. In total, we anticipate that we will require a minimum of approximately $3,500,000 over the next twelve months to pay for our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Presentation of Financial Information

We completed the acquisition of Liberty Star Nevada effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this merger has been treated as a recapitalization of Liberty Star Nevada. Liberty Star Nevada will be treated as the acquirer for accounting purposes, even though we are the legal acquirer. Our financial statements for the period ended October 31, 2004 reflect financial information for the period from January 31, 2004 to October 31, 2004, as well as from inception of the merger.

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

Personnel

As of October 31, 2004, we have two full time and two part-time employees. We anticipate that we will rely on the contracting of independent consultants during our exploration stage, rather than hiring further employees.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended October 31, 2004. Our accumulated deficit at October 31, 2004, was $2,140,934. All exploration costs are expensed as incurred.

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

Item 3.   Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On November 22, 2004, 7,000,000 shares of our common stock were returned to treasury by Alaska Star Minerals LLC, our largest shareholder.

Item 6.   Exhibits

Exhibits Required by Item 601 of Regulation S-B

Exhibits

Exhibit Description of ExhibitNumber

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Certificate of Change to Authorized Capital(4)

3.4	Articles of Merger(4)

10.1	Management Agreement between Titanium Intelligence, Inc. and Sundance Capital Group, Inc. dated October 24, 2003(2)

10.2	Merger Agreement dated effective January 19, 2004 among Titanium Intelligence, Inc., Liberty Star Gold Corp., Liberty Star Acquisition Corp., Alaska Star Minerals LLC, James Briscoe and Paul Matysek(3)

10.3	Termination Agreement dated effective January 30, 2004 with Zhejiang Weilain Group Company(5)

10.4	Form of Subscription Agreement for June 2004 private placement(5)

10.5	Form of Registration Rights Agreement for June 2004 private placement(5)

14.1	Code of Ethics(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of James Briscoe

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jon Young

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James Briscoe and Jon Young

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By:

/s/ James Briscoe
James Briscoe, President, Chairman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 14, 2004

/s/ Jon Young
Jon Young, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: December 14, 2004