Form 10KSB
period 2005-01-31
LIBERTY STAR GOLD CORP
filed 2005-05-13
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from	to

Commission file number  000-50071

LIBERTY STAR GOLD CORP.
(Name of small business issuer in its charter)

Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2766 N Country Club Road, Tucson, Arizona	85716
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (520) 731-8786

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

28,196,717 shares of Common Stock @ $1.44(1) = $40,603,272

(1) Average of bid and ask closing prices on April 20, 2005.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

36,986,717 shares of Common Stock issued and outstanding as of April 20, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts" or "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares in our common stock.

As used in this annual report, the terms "we", "us", "our company", and "Liberty Star" mean Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to United States Dollars unless otherwise indicated.

Business Development

We were incorporated August 20, 2001 in the State of Nevada, under the name "Titanium Intelligence, Inc." From incorporation until January 2004, we were a development stage company focused primarily on developing an Internet textile trade center website to facilitate the trade of textile products manufactured in China. We began to operate a textile trade center website on April 2, 2002. Our board of directors completed a review and evaluation of our textile trade center website business in December 2003 and determined in January 2004 to discontinue our textile trade center website operations and become an exploration stage company engaged in the acquisition and exploration of mineral properties through the acquisition of Big Chunk Corp., an Alaska corporation pursuant to the agreement described below.

Effective January 6, 2004, we increased our authorized capital from 25,000,000 shares of common stock to 200,000,000 shares of common stock. Concurrent with this increase to our authorized capital, each previously issued and outstanding share of our common stock was exchanged for eight shares of our common stock. As a result, the number of shares of our common stock issued and outstanding increased from 2,500,000 shares to 20,000,000 shares.

Merger with Liberty Star Nevada

On January 19, 2004, we entered into an Agreement and Plan of Merger with Alaska Star Minerals LLC, its beneficial owners James Briscoe and Paul Matysek, Liberty Star Gold Corp. (then a private Nevada corporation wholly owned by Alaska Star Minerals LLC) and Liberty Star Acquisition Corp., our wholly owned Nevada subsidiary formed specifically for the purpose of acquiring Liberty Star Gold Corp. (and its subsidiary Big Chunk Corp.) from Alaska Star Minerals LLC.

The Agreement and Plan of Merger provided for the merger of Liberty Star Gold Corp. and Liberty Star Acquisition Corp., with Liberty Star Acquisition Corp. being the surviving corporation. The merger was completed effective

February 3, 2004. Upon completion of the merger, we issued 17,500,000 shares of our common stock to Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares. Big Chunk Corp., the subsidiary of Liberty Star Gold Corp., became the wholly owned subsidiary of Liberty Star Acquisition Corp. upon completion of the merger. Big Chunk Corp. was incorporated in the State of Alaska in December 2003.

As a condition to the closing of the merger, we agreed to appoint James Briscoe and Jon Young as members of our board of directors on closing, and Chen (Jason) Wu and Paulo Martins agreed to tender their respective resignations as directors at the closing of the merger. James Briscoe and Jon Young were appointed to our board of directors on February 3, 2004. John Guilbert was appointed as one of our directors subsequent to the merger on February 5, 2004.

Effective February 5, 2004, after the merger of Liberty Star Gold Corp. into Liberty Star Acquisition Corp., we merged Liberty Star Acquisition Corp. into our company, with our company being the surviving corporation in the merger. At the same time we changed our corporate name to "Liberty Star Gold Corp." Big Chunk Corp. is now our wholly-owned subsidiary.

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the State of Alaska through our wholly-owned subsidiary, Big Chunk Corp. We are currently engaged in exploration activities on 981 mineral claims spanning 237 square miles in the Iliamna region of southwestern Alaska. These Alaska claims are held in the name of our wholly-owned subsidiary, Big Chunk Corp.

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage – we have not found any mineral resources in commercially exploitable quantities.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration would culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors", beginning on page 6 of this annual report, for additional information about the risks of mineral exploration.

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska.

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per quarter section must also be performed by us in order to keep the claims in good standing, or a total of $384,800 must be paid to maintain the claims in good standing. We conducted a detailed aeromagnetic geophysical survey and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional geotechnical studies including extensive geochemical sampling, IP geophysical surveying, diamond core drilling and interpretation of those studies have been completed during 2004. The approximate cost of these activities have been in excess of $2 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years.

In order to proceed with any drilling program, we will have to apply to the Alaska Department of Natural Resources, the Alaska Department of Conservation and the US Corps of Engineers. The permitting process is anticipated to take approximately six weeks and would be done through contractors based in Anchorage. The permit fees are anticipated to be under $1,000 in total. The cost of contractors assisting with the permitting process is estimated to be approximately $15,000. The permitting process will be targeted to commence early in the field season with the objective of obtaining drilling permits for those locations identified for prospective drilling as a result of our initial exploration.

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

Many of the junior resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Employees

As of January 1, 2005, we had two full time employees and one part-time employee. However the mining exploration business is buoyant at the present time and is expected by senior mining experts to continue so for the near term. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this annual report, we are employing four full time geologists, including President and CEO, James Briscoe, and VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. We have also contracted the services of senior geologist, Dr. M. Silberman, who has more than 30 years of experience. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel will start about May 15 and work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

We have yet to attain profitable operations and because we will need additional financing to fund our extensive exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $2,469,024 for the period from January 14, 2004 (inception) to January 31, 2005, and have no revenue to date. As of January 31, 2005, we had cash in the amount of $531,044. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our Alaska mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

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

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

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

Because access to our mineral claim may be restricted by inclement weather, we may be delayed in our exploration.

Access to the Alaska Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Alaska as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common stocks on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common stock is currently listed for public trading on the OTC Bulletin Board. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Item 2.	Description of Property.

Our Offices

We rent the premises for our principal office that consists of approximately 1,300 square feet of engineering office space and 1,800 square feet of warehouse storage space located at 2766 N Country Club Road, Tucson, Arizona 85716 USA. We rent these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc.

We believe that our existing office facilities are adequate for our needs through the end of the year ended January 31, 2005. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our Alaska Mineral Claims

Description of Property and Location of Alaska Claims

Our Alaska Claims consist of 981 State mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 300 miles southwest of the city of Anchorage, Alaska. The property lies about 20 to 40 miles north of Lake Iliamna, and 15 to 30 miles northwest of the village of the same name. The only access to these Alaska Claims and the general area is by snowmobile in the winter, helicopter during any time of the year, or by foot.

Our Alaska Claims are Alaska State mining claims on State of Alaska owned (surface and mineral) land. State mineral claims in Alaska may be kept in good standing by incurring annual assessment work or by paying cash in lieu of assessment work in the amount of $400 per 160 acre quarter section claims or $100 per 40 acre mineral claim per year and by paying annual escalating state rentals. To keep our existing property in good standing, the annual assessment work or cash in lieu obligations total approximately $384,800. Sufficient work has been done to cover all requirements for 2005, 2006 and 2007. The annual state rentals are $100 for 160-acre quarter section claims and $25 for 40-acre quarter-quarter section claims. State rentals for our Alaska claims for 2004 totaled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our Alaska Claims are owned 100% by Big Chunk Inc., an Alaska corporation that in turn is owned 100% by Liberty Star. The only royalties, payments or other encumbrances on the property are those owed to the State of Alaska as mentioned above. Federal taxes will be owed on profits made from mining on the property. The claims are owned 100% by Liberty Star Gold Corp. The only royalties, payments or other encumbrances on the property are those owed to the State of Alaska as mentioned above.

0
10
20
miles
0
15
30
kilometers
N
Port Alsworth
Nondalton
Iliamna
Pedro Bay
Newhalen
Koliganek
New Stuyahok
ALASKA
Anchorage
Lake Iliamna
Igiugig
Kvichak R.
Gulf
of
Alaska

Property Location Map

0
2.5
5
miles
0
5
10
kilometers
N
Nikabuna Lake
Chulitna R.
White Sox
Liberty Star claim boundary
Black Mtn.
Pebble deposit
Koktuli R.
Sharp Mtn.

Property Boundary and Place Names

Environmental / Permits

Aside from the foreseeable displacement of fish and wildlife resources within the immediate mine and related structures and increased human access by a mine development project, we are not aware of any specific environmental impact that affect the mineral claims. In August 2004, Liberty Star contracted Lynx Enterprises to obtain permits for drilling. The following table summarizes the permits required for drilling and the day those permits were issued. Some of these permits are multi-year permits, and others will have to be renewed each year.

Permit	Date Issued
DNR Temporary Water Use Authorization TWUP F2004-24	September 17, 2004
US Army Corps of Engineers authorization under Nationwide Permit #6, Survey Activities POA-2004-1317-D	September 7, 2004
DNR Miscellaneous Land Use Permit for Hardrock Exploration and Reclamation	September 17, 2004
Fish Habitat Permit FH-04-II-0267	September 20, 2004

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Our property lies 80 km west of the Alaska Range within the Nushagak-Big River Hills, an area of rolling hills and low mountains separated by wide shallow valleys blanketed with glacial deposits and numerous streams and small, shallow lakes. Elevations range from 525 feet above sea level (asl) to 1584 feet asl.

Access to the project from Anchorage is via fixed wing aircraft to the Village of Iliamna, a distance of 200 miles. Iliamna has a state-operated airport with a 5,000 foot paved runway. It is serviced by several passenger and cargo flights daily from Anchorage, using Platus PC12, Fairchild Metroliner III, Hercules and DC-6 aircraft, as well as smaller charter aircraft. Current access from Iliamna to the property is by helicopter, a flying distance of 25 miles. Bulk fuel and heavy freight can also be barged in the summer months to Lake Iliamna via the Kvichak River. There is no extensive road network in the Iliamna district, with only limited local roads in and around the villages of Newhalen, Iliamna and Nondalton. The communities of Iliamna, Newhalen and Nondalton have a combined population of approximately 700 people. Iliamna and surrounding communities have very limited commercial business infrastructure, except for that which services a seasonal sports fishing and hunting industry. A small hydroelectric installation provides power for the three communities.

The climate of the Iliamna area is similar to that of Anchorage. The mean daily maximum temperature in July is 62°F and the mean daily minimum temperature in January is 8°F. Average annual precipitation is 27 inches with most occurring as rainfall from June through August. The climate, while periodically harsh, is sufficiently moderate to allow mineral exploration to be conducted year-round. Tundra plant communities, mixtures of shrub and herbaceous plants, occupy the barren ground of the project area. Willow is commonly found only along streams and sparse patches of dense alder are confined to better-drained areas where coarse soils have developed. Poorly drained regions underlain by fine soils support only dwarf birch and grasses. Vast areas of undeveloped land exist for facility sighting and other developments to support a large open mining operation.

The property is large enough to host numerous open pit mines, with sufficient areas for facility sites, waste and tailing storage and all other spatial requirements. Water is found at surface to supply mining and mineral recovery operations as well as other water demands. Power is not available on the property and will have to be developed or brought in prior to mining and mineral recovery operations.

Present Condition of our Alaska Claims

The property covered by our Alaska Claims is undeveloped. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the property. There is no power supply to the property nor is there any road access.

Claim Status

On November 9, 2004 we paid the applicable fees required by Alaskan mining regulations for the staking of the Alaska Claims, which will expire two years after the date we paid those fees. We are required to perform annual assessment work of $400 per quarter section in order to keep the claims in good standing. We conducted a detailed aeromagnetic geophysical survey and associated work at cost of $283,889 during the period January 10 through June 6, 2004. Additional geotechnical studies including extensive geochemical sampling, IP geophysical surveying, diamond core drilling and interpretation of those studies have been completed during 2004. The approximate cost of these activities have been in excess of $2 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years up to and including 2008 obligations.

Prior History

We are unaware of any previous claim ownership anywhere on the property, nor any exploration, other then minor surface sampling. No evidence of development work has been found on the property. No historical mineral resources or reserves are in the published literature.

Exploration History of our Alaska Claims

Our Alaska claims are located in a remote area of southwestern Alaska where limited exploration and development activity has occurred. The area is largely covered by glacial debris, soil, and tundra and in some areas, post mineral volcanics. Little geologic, geochemical or geophysical data is available, and that which is available is of a general nature and of low quality. Prior to our aeromagnetic survey, which was commenced on January 10, 2004, our geochemical sampling program during June 1 to October 1, 2004, our group geophysics (IP) program during July 15 to August 15, 2004 and our October 2004 drilling program, our Alaska Claims were unexplored. Our exploration program is still in a very early stage.

Recent Exploration of the Alaska Claims

We have carried out exploration work on our Alaska claims in an effort to ascertain whether they possess commercially viable deposits of gold, copper and molybdenum and by-product silver. We have undertaken an aeromagnetic geophysical survey, started January 10, 2004 and completed June 6, 2004, over the claims and a significant surrounding area. This survey covers 1,408 sq miles, was flown at a constant elevation above the surface of 297 feet with lines every 825 feet with a magnetic measurement every 18 feet. The magnetic contours are reduced to the pole and color contoured. This map is the most detailed existing for the area. This map is the foundation that will be used to help interpret sub surface geology and alteration related to rock types, faults and vein and alteration zones. It will also help us interpret the results of other studies done or to be done, such as geochemical sampling and electrical ground geophysics known as Induced Polarization or IP. The next step in our exploration program was the collection of geochemical samples consisting of twigs of specific plants, known as biogeochemical samples; soil samples taken from shallow excavations about six inches deep known as soil sampling; sediments from running streams known as stream sediment sampling; and water samples from still water simply known as water sampling. These samples were taken along lines 3,279 feet apart with samples every 660 feet along each line except for the stream sediment samples and water samples that were taken along waterways where sample material was available. Each sample was located with a Hewlett-Packard Pocket PC (IPAC) equipped with Global Positioning Satellite (GPS) software and color map display. All detailed information about the sample was collected using software written for the purpose. This information was automatically down loaded each night by each sampler, and transmitted to an archival computer at base camp. Each sample was analyzed for 37 elements including gold, silver, copper and molybdenum by an accredited analytical geochemical laboratory. Numerous blanks and repeat samples were submitted at the same time to assure quality assurance/quality control (QA/QC) as a standard procedure. Nine thousand three hundred and three samples were collected and greater than 325,000 determinations made on these samples. Appropriate computer programs were used to plot these results for each element on computer maps that are accurate in scale. The computer software is known as Geographic Information Systems (GIS) and is standard for the industry. The next step was to do ground electrical geophysics known as Induced Polarization or IP. This method involves putting an electrical current into the ground, shutting off the current and measuring the time it takes for the electricity to come back out. Where there is mineralization, the metallic particles act as micro storage units (capacitors) showing the metallic mineral content. This method is standard for the industry having been in use for more than 40 years. Zonge Engineering and Research Organization Inc. of Tucson, Arizona did the work. There was only one month of available survey time and not all the ground could be tested.

One area of unusually high geochemical values (an anomaly) was emphasized. Strong IP response was obtained indicating metallic minerals co-incident with the geochemical anomalies. This area was declared an interesting target and was named White Sox – for the small biting insect with white feet that lives there. When a diamond drill rig was available in late October, we drilled four scout drill holes spaced about one kilometer apart and drilled to penetrate below the surface to get a preliminary idea of what was beneath glacial soil-tundra (till) cover. Porphyry style alteration and mineralization was encountered. The two westerly holes encountered strong pyrite (iron sulfide) and high arsenic but little copper and molybdenum values. The easterly holes showed lower pyrite content, no significant arsenic but higher copper and molybdenum values. These results are classical porphyry deposit metal zoning patterns. They tell us a porphyry mineral center is probably located to the north and east perhaps about 3,000 feet. Additional interpretative work is ongoing. The cost of these above described studies was approximately $2 million. Additional IP geophysics, geochemistry sampling and drilling will be performed with the objective of defining a resource at White Sox and more scout diamond drilling on other geophysical and geochemical anomalies that may define other mineral centers.

Geology of the Alaska Claims

Basement or pre-intrusive rocks in the area of our Alaska claims include Triassic to Cretaceous sediments ranging from limestone to shales, sandstone and conglomerate as well as volcaniclastic units. These sedimentary units have been intruded by a variety of igneous (molten rock arising from below the surface of the earth which intrude – thus intrusives – solid surface rocks) rocks ranging in age from Upper Cretaceous to Tertiary. Included are quartz monzonite, granodiorite, quartz diorite and porphyrtic granodiorite intrusive types. These rocks are thought by the U.S. Geological Survey and company geologists to shortly precede or be contemporaneous with metallic mineral emplacement and alteration. Post mineral cover rocks include Tertiary volcanics of basaltic, andesitic and rhyolitic composition. These post mineral cover rocks include flows and flow breccias as well as pyroclastic tuffs. Thin alluvium and glacial detritus or till of various types cover low areas.

Mineralization is expected to be disseminated in intrusive rocks in typical porphyry copper manner. Porphyry copper deposits are the largest source of the world supply of copper. They are generally mined by open pit methods but are sometimes mined by underground methods using a bulk mining technique called block caving. In strict definition they are disseminated copper minerals in a large body of porphyry intrusive igneous rock. In the commercial sense the term is not restricted to ore in porphyry but is applied to deposits characterized by huge size (particularly with respect to horizontal dimension), uniform dissemination and low average per ton copper content. They typically and generally contain molybdenum, gold, silver, zinc and lead which can be important by or co-products of the mineral deposit. Higher-grade skarn replacements in limestones as well as in hornfelsed clastic rocks may also be present. These types of mineral occurrences happen when the mineral bearing intrusive porphyry comes in contact with limestone or sandy shale sediments. Chemical reaction with these rocks tends to form an alteration product known as skarn or hornfels and richer grade mineralization is concentrated in these areas. Large breccia features, perhaps pipes, have been described in the area and may provide loci for high-grade mineralization. Breccia pipes are typical of porphyry copper deposits and form as a result of rock movement (faulting) or the action of hot, high pressure moving water vapor (hydrothermal fluid) where in some cases high grade copper or other metallic minerals are concentrated.

Mineralization

Mineralization consists principally of pyrite, chalcopyrite, and molybdenite as fracture fillings and disseminations in intrusive and sedimentary host rocks, with some quartz-veinlet stockwork. Mineralization is strongest within and around the altered intrusive dikes and sills and is spatially associated with quartz veining and chlorite alteration. Drill hole BC1003 contains the strongest mineralization, with several zones of chalcopyrite and molybdenite. The table below summarizes the geochemistry of that hole. Trace amounts of chalcopyrite were noted in the other drill holes.

Summary of Drill Hole Geochemistry
HoleID	From(m)	To(m)	Length(m)	Ag(ppm)	Au(ppm)	Cu(ppm)	Mo(ppm)	Pb(ppm)	Zn(ppm)
BC1001	3.66	90.47	86.81	0.15	0.004	82	1	6	88
BC1002	9.14	34.44	25.3	0.1	0.001	192	13	4	65
BC1003	3.05	206.35	203.3	0.08	0.002	195	16	3	66
including	70.82	78.94	8.12	0.15	0.004	456	19	4	49
including	176.39	177.39	1	0.05	0.0005	300	289	2	97
BC1004	42	73.76	31.76	0.14	0.011	93	1	9	92

Exploration

Liberty Star staked the property in December 2003. An aeromag survey was flown over the property in the months of January, February, March, and April with the final product submitted in the first week of June 2004. Fieldwork including surface sampling, induced polarization (IP) geophysics and drilling were conducted from June through October 2004.

McPhar Geophysics flew the aeromag survey during January, February, March and April of 2004 with the use of a fixed wing aircraft. The survey covers approximately 1,407 square miles. It was flown at an optimum elevation of 395 feet draped above the ground surface, and flight lines spacing was 820 feet. Flight line profiles grids were computer generated into a three-dimensional surface 295 feet above the ground. The plane was controlled primarily by autopilot flying the computer surface controlled by GPS, radar, altimeter, barometers altimeter, and pilotage. The dense flight line spacing and low elevation flight lines provide a high level of detail in the data, which is helpful in mapping out rock types and structures accurately.

A majority of the 2004 fieldwork was surface geochem sampling. The table below summarizes the number of samples collected during this work.

Summary of Surface Samples Collected in 2004
Sample Type	Number of Samples
Vegetation Samples	4,274
Soil Samples	3,366
Water	993
Stream Sediment	610
Rock	60
Total	9,303

Surface sampling methods followed industry standards for collecting a representative sample from its location and minimizing contamination. Vegetation and soil samples were collected on a grid, with approximate 656 feet station spacing and 0.621 mile line spacing. Infill lines were sampled on anomalous areas. Stream sediment, water, and rock, samples were collected approximately every 800 meters on most drainages. Rock samples were collected wherever premineral alteration or mineralization was noted.

Surface samples were shipped to MEG Labs in Carson City, Nevada for lab preparation and analyzed at Acme Labs, a certified lab in Vancouver, British Columbia, Canada using ICP, mass spectrometer analytical methods.

Surface sampling analysis indicates the White Sox area as a primary target for copper and molybdenum mineralization. Vegetation sampling analysis indicates several other targets on the property have porphyry copper geochemical signatures and further work is needed.

Induced Polarization (IP) surveys were conducted by Zonge Engineering, Tucson Arizona. Dipole lengths were 492 feet. The Reconnaissance IP (RIP) surveys used 1,640 feet receiver wires, spread in an L shape at each station.

The White Sox area has an IP response indicating the presence of metallic mineralization with readings similar to a copper porphyry deposit within the district and elsewhere in the world. Two small responses in the RIP survey indicate potential for small metallic deposits in those areas.

Shea Clark Smith (MEG Labs) and Michael Schaefer (Geo-Information Solutions) conducted a study of the vegetation geochemistry and concluded that data is reliable and useful for interpretation of the property. They wrote a report summarizing their findings with recommendations to follow up many different multi-element anomalies.

Thirty days of IP was conducted from August 15 through September 15, 2004. Both dipole-dipole and reconnaissance IP (RIP) was conducted. The table below summarizes the work that was completed. It was a very productive crew and the results are encouraging. A few small areas of IP response was detected with the RIP survey. But, more significantly a sizeable and significant IP response was measured on all four lines at White Sox. These profiles indicate the presence of disseminated metallic material, similar in quantity to many copper porphyries around the world.

Summary of Induced Polarization Surveys
IP Method	Line-Miles or Area Covered
9 Dipole-Dipole lines	26.1 miles
30 RIP Stations	~13.5 sq miles

Drilling

Four drill holes totaling 1,329 feet were completed in the White Sox area. The table below summarizes this drill campaign.

Summary of Drilling in 2004, Coordinates in WGS84, UTM Zone 5
DH_ID	utm_x	utm_y	El_m	Bearing	Dip	Depth (ft)	Depth (m)
BC1001	365275	6658179	274	90	-75	297	90.47
BC1002	365574	6657205	229	270	-75	113	34.4
BC1003	365828	6657215	237	90	-80	677	206.35
BC1004	365102	6656378	221	263	-75	242	73.76
Total						1,329	404.98

Drilling was accomplished by Quest Drilling, Vancouver, British Columbia, Canada, with the use of a helicopter portable LF70 hydraulic drill.

The core was not "oriented", so the true thickness, and orientation of mineralized zones is unknown. Assay results show that the eastern-most hole has the most copper and molybdenum, and future drilling should continue testing to the east.

The drill results are encouraging, visible copper mineralization was noted in two holes and visible molybdenite was noted in several places in one hole. This mineralization and the associated alteration are indicative of a copper porphyry system, and maybe peripheral to a large disseminated deposit.

Sampling Method and Approach

The holes are all NQ diameter core. Core was photographed prior to logging and again after splitting The core was logged after the first pass of photography; lithology, alteration and mineralization were entered into an Access database form. Sample intervals were then assigned, with new sample intervals at every lithology break, and also at the strongest alteration and mineralization boundaries. Samples of 6.56 feet were the standard sample length between these breaks. After logging, the core was split with a diamond saw, half the core went back in the core boxes for permanent storage and half the core was put into clear polyethylene bags. The sample numbers from each batch were then randomized and the samples were gathered in that randomized order for shipment to the prep lab. The samples were then sent to ALS Chemex Labs in Fairbanks, Alaska for crushing and pulverization (lab preparation) into pulps. The pulps were then sent from there to ALS Chemex Labs (a certified laboratory) in Vancouver, British Columbia, Canada for assay.

As this was just the earliest exploration drilling, a chain of custody for the samples was not implemented. A QA/QC program was implemented. The samples within each sample batch were randomized within the submittal form and a standard or blank was inserted every tenth sample. The samples were submitted to be processed at the prep lab and at the assay lab in the randomized order. Visual inspection of the assay results of the QA/QC samples indicates that there was no down-hole smearing or other analytical problems.

No sampling, or recovery issues or any other factors have been identified that could have lead to any reliability issues of the drill results. Visual estimates of the drill core were in the 100 to 200 ppm copper range (1 to 2% chalcopyrite) and the assays confirm those estimates. There was no significant core loss, or significant zones of low recovery. The diamond saw was new, with regular blade cleaning and no other processes that would lead to contamination. The samples were continuous downhole, and there are no issues regarding the quality of the samples. Grades were relatively uniform, so there are no issues regarding compositing of low-grade material with higher-grade material.

Sample Preparation, Analyses and Security

Industry standard treatment of core was implemented. The samples were handled, photographed, logged and split in a facility that had constant traffic of employees and contractors with no periods of time where salting, or other altering of the sample quality could have taken place without notice by several employees or contractors. An officer of the company supervised all aspects of the core handling, photography, logging, splitting and sampling. This officer performed none of the sampling or splitting or any other core handling that could have reduced the validity of the sampling.

Data Verification

ALS Chemex Labs is ISO 9000:2001 certified, and a world-renowned laboratory, well respected in the industry for quality control and quality assurance. Liberty Star conducted its own QA/QC checks, which could be checked against ALS Chemex QA/QC records. We believe the integrity of the sampling, sample preparation, security and analytical procedures are of the best industry standards. We also believe that the QA/QC work verifies this integrity and that there are no other problems regarding the sample results.

Mineral Processing and Metallurgical Testing

No metallurgical testing has been accomplished on our property. However, a mineralization is thought to be typical of the porphyry copper type that can be recovered by standard techniques of crushing, grinding concentration by froth flotation and smelting of such concentrates.

Mineral Resource and Mineral Reserve Estimates

No resource estimation has been accomplished on our property. However, mineralization is thought to be typical of the porphyry copper type that can be recovered by standard metallurgical of crushing, grinding concentration by froth flotation and smelting of such concentrates.

Mineral Resource and Mineral Reserve Estimates

No resource estimation has been accomplished on our property.

Recommendations

Our property is in various stages of exploration. The White Sox area has received the most work and is a little more advanced then other portions of the property. A mineralized center has been identified with drilling. Additional drilling on and near the IP response is recommended during the next field season, summer of 2005. The IP response at White Sox should be fully delineated with additional IP to the north, east and south of the current survey. Concurrently additional geochemical sampling should be done on more closely spaced intervals. Drilling should continue to evaluate those areas with the appropriate geochemical and IP response (>40 mRad). Once ore-grade mineralization is encountered, a grid-drilling program should be initiated to delineate resources. 320 ft by 320 ft drill spacing is sufficient to delineate inferred resources.

Dipole-dipole Induced Polarization (IP) and Reconnaissance IP (RIP) should be conducted on the remainder of the property. The higher quality geochemical anomalies should be evaluated with dipole-dipole IP. Any significant sized dipole-dipole IP responses over 40 mRad should be drill tested.

Lower quality geochemical anomalies should be evaluated with RIP. Any RIP anomalies should be detailed with dipole-dipole IP. Any significant sized dipole-dipole IP responses over 40 mRad should be drill tested.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended January 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock was listed and commenced trading on the OTC Bulletin Board on July 15, 2003 under the symbol "LBTS.OB". Since July 15, 2003, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2005	$2.14	$1.20
October 31, 2004	$1.74	$1.35
July 31, 2004	$1.86	$0.90
April 30, 2004(3)	$3.00	$0.70
December 31, 2003	$1.00	$1.00
September 30, 2003(2)	$1.01	$0.01
(1)

These prices were taken from Yahoo! Finance. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

(2)	Our stock commenced trading on the OTC Bulletin Board on July 15, 2003.
(3)	Reflects an 8:1 stock split and the change in our year end from December 31 to January 31.

Our common stock is issued in registered form. The Nevada Agency and Trust Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 USA (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

On April 20, 2005, the shareholders' list for our common stock showed 101 registered stockholders and 36,986,717 shares issued and outstanding. The closing sale price for our common stock on April 20, 2005, as reported on the OTC Bulletin Board, was $1.42.

Recent Sales of Unregistered Securities

On March 22, 2005, we completed a private placement financing of $5,052,733 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. Should a Form SB-2 not be filed within the 60-day deadline, we have agreed to return all proceeds from the private placement to the placees. Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to develop our Alaska claims and for working capital.

Equity Compensation Plan Information

As at January 31, 2005, we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
3,850,000	$1.67	3,241,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2005.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. We refer you to the cautionary statement regarding forward-looking statements included at the beginning of this annual report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are an exploration stage company engaged, through our wholly-owned Alaska subsidiary, Big Chunk Corp., in the acquisition and exploration of 981 mineral claims spanning 237 square miles in an area centered 25 miles northwest of the village of Iliamna, on the north shore of Lake Iliamna in southwestern Alaska. We plan to ascertain whether the claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To date, we have completed a detailed aeromagnetic geophysical survey over the entire claim block, 9,303 sample geochemical survey over a 1 kilometer wide by 200 meter spacing over the entire claim block, a one month duration IP survey and a 4 hole scout diamond drill program between October 21 and October 31, 2004, in which we drilled 1,329 feet of diamond core. This program and subsequent interpretive work over the winter months has consumed approximately $2.5 million.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the next twelve months we intend to expand our exploration program to the north, west, south and east of our current drill holes as well as do additional exploratory work over the remainder of the Liberty Star claims. We anticipate that we will incur the following expenses over the next twelve months: intense geologic, geophysical, and geochemical studies and interpretation of data acquired in the field season of the summer of 2005. These studies have been ongoing throughout the period from the end of the last field season in late October 2004 to the date of this report. They are continuing through the efforts of our geophysical, geochemical and data processing consultants.

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the year ended January 31, 2005 was $2,661,930.

In order to proceed with our plans we raised funds by way of three private placements of equity securities in our company. The first offering consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering consisted of 1,600,000 shares at a price of $1.25 per share for gross proceeds of $2,000,000. The third offering consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in the Registrant at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to develop our Big Chunk property and for working capital.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$3,835,786
Professional Fees	191,920
Investor Relations & Sales Related	322,821
Rent, Utilities & Insurance	103,450
General Administrative Expenses	98,217
Total	$4,552,204

We had cash and cash equivalents in the amount of $531,044 as of January 31, 2005. We had a net working capital of $476,279 as of January 31, 2005.

As at January 31, 2005, we had $96,317 in current liabilities. Our financial statements report a net loss of $2,155,129 for the twelve month period ended January 31, 2005 compared to a net loss of $313,895 for the period from inception January 14, 2004 through January 31, 2004. Our total liabilities as of January 31, 2005 were $96,317, as compared to total liabilities of $313,895 as of January 31, 2004. The decrease was due to extensive exploration over the entire Big Chunk claim block between January 10, 2004 and January 31, 2005. On March 25, 2004 we issued 1,000,000 shares of common stock for gross proceeds of $1,000,000. On June 16, 2004 we issued 1,600,000 shares of common stock for gross proceeds of $2,000,000. On March 22, 2005 we issued an additional 3,886,717 shares of common stock for gross proceeds of $5,052,732.10. We incurred expenses in the amount of $2,160,674 for the year ended January 31, 2005 compared to $313,895 for the year ended January 31, 2004. During the twelve month period ended January 31, 2005 we spent $1,577,661 on exploration of our Big Chunk property.

Our total expenditures over the next twelve months are anticipated to be approximately $5,000,000. On March 22, 2005, we completed a private placement financing of $5,052,733 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. As a condition of the private placement, we agreed to file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. Should a Form SB-2 not be filed within the 60 day deadline, we have agreed to return all proceeds from the private placement to the placees.

The results that we can accomplish with our current budgeted expenditures of $5,000,000 are limited. We will need additional funding to prove up whether we have a commercially viable mineral resource.

We have no arrangements in place for any additional financing and there is no assurance that we will be able to do so in the required amounts. Please refer to the section of this annual report entitled "Risk Factors" beginning on page 6 for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2005, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present operations or for our projected operations over the next 12 months.

Personnel

As of January 1, 2005, we had two full time employees and one part-time employee. However the mining exploration business is buoyant at the present time and is expected by senior mining experts to continue so for the near term. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this annual report, we are employing four full time geologists, including President and CEO, James Briscoe, and VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. We have also contracted the services of senior geologist, Dr. M. Silberman who has more than 30 years of experience. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel will start about May 15 and work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this merger was treated as a recapitalization of the private company Liberty Star Gold Corp., which is treated as the acquirer for accounting purposes, even though we were the legal acquirer. Our financial statements for the period ended January 31, 2005 reflect financial information for the period from February 1, 2004 to January 31, 2005, as well as from inception through January 31, 2004 and inception through January 31, 2005.

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the year ended January 31, 2005. Our accumulated deficit at January 31, 2005, was $2,469,024. All exploration costs are expensed as incurred.

These financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, these financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

New Accounting Pronouncements

In January 2003, FASB issued Financial Interpretation No. 46(R) "Consolidation of Variable Interest Entities" ("FIN Revised 46") (revised December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that our company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the year ended January 31, 2005. Our accumulated deficit at January 31, 2005 was $2,469,024. All exploration costs are expensed as incurred.

These financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, these financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of January 31, 2005

Consolidated Statements of Operations for the year ended January 31, 2005 and the period from inception (January 14, 2004) through January 31, 2004 and the period from inception (January 14, 2004) to January 31, 2005

Consolidated Statement of Stockholders' Equity for the period from inception (January 14, 2004) to January 31, 2005

Consolidated Statements of Cash Flows for the year ended January 31, 2005 and the period from inception (January 14, 2004) through January 31, 2004 and for the period from inception (January 14, 2004) to January 31, 2005

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Liberty Star Gold Corporation as of January 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2005, and the results of its operations, changes in stockholders’ equity, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Semple & Cooper, LLP

Phoenix, Arizona

April 13, 2005

Dohan and Company		7700 North Kendall Drive, 200
Certified Public Accountants		Miami, Florida	33156-7564
A Professional Association		Telephone	(305) 274-1366
Facsimile	(305) 274-1368
E-mail	info@uscpa.com
Internet	www.uscpa.com

INDEPENDENT AUDITOR’S REPORT

Stockholders and Board of Directors

Liberty Star Gold Corp. (An Exploration Stage Company)

d/b/a Liberty Star Gold Corp. (NV)

Tucson, Arizona

We have audited the balance sheet of Liberty Star Gold Corp. (formerly Titanium Intelligence, Inc.) (An Exploration Stage Company) as of January 31, 2004, and the accompanying related statements of operations, deficiency in assets and cash flows from January 14, 2004 to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Star Gold Corp. (An Exploration Stage Company) (d/b/a Liberty Star Gold Corp. (NV)) at January 31, 2004, and the results of its operations and its cash flows from January 14, 2004 to January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses totaling $313,895 from inception (January 14, 2004) to January 31, 2004, has a deficiency in assets and a negative working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.

Certified Public Accountants

Miami, Florida

April 15, 2004

LIBERTY STAR GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
January 31, 2005

ASSETS

Current:		
Cash and cash equivalents (Note 2)	$	531,044
Prepaid expenses		125,822
Deposits		10,080
Total current assets		666,946
Equipment, net		24,095
Goodwill (Note 2)		50,102
Total assets	$	741,143

LIABILITIES AND STOCKHOLDERS' EQUITY

Current:		
Accounts payable and accrued liabilities	$	96,317
Total current liabilities		96,317
Commitments - Note 8		-
Stockholders' equity (Note 4)		
Common stock - $.001 par value; 200,000,000 shares authorized, 33,100,000 issued and outstanding		33,100
Additional paid-in capital		3,080,750
Deficit accumulated during the exploration stage		(2,469,024)
Total stockholders' equity		644,826
Total liabilities and stockholders' equity	$	741,143

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

	For the year ended January 31, 2005	Period from date of inception (January 14, 2004) to January 31, 2004	Cumulative from date of inception (January 14, 2004) to January 31, 2005
Cash flows from operating activities:			
Net loss	$ (2,155,129)	$ (313,895)	$ (2,469,024)
Adjustments to reconcile net loss to net cash from operating activities:			
Depreciation expense	17,416	-	17,416
Mineral claim costs	2,000	313,070	315,070
Changes in assets and liabilities			
Prepaid expenses	(31,472)	-	(31,472)
Deposits	(10,080)	-	(10,080)
Accounts payable	71,070	825	71,895
Net cash used in operating activities	(2,106,195)	-	(2,106,195)
Cash flows from investing activities:			
Purchase of equipment	(41,511)	-	(41,511)
Cash acquired in recapitalization	16,820	-	16,820
Net cash used in investing activities	(24,691)	-	(24,691)
Cash flows from financing activities:			
Proceeds from the issuance of common stock	2,686,930	-	2,686,930
Principal payments on notes payable	(25,000)	-	(25,000)
Net cash provided by financing activities	2,661,930	-	2,661,930
Net increase in cash and cash equivalents for period	531,044	-	531,044
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ 531,044	$ -	$ 531,044

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Gold Corp. (the “Company”) was incorporated on January 14, 2004 under the Laws of the State of Nevada. The Company was formed to engage in the acquisition and exploration of mineral properties in the State of Alaska. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

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

On February 3, 2004, the Company consummated a merger with Liberty Star Acquisition Corp. ("Liberty Star Acquisition") which was incorporated in the State of Nevada on January 14, 2004, and was a wholly-owned subsidiary of a company formerly known as Titanium Intelligence, Inc (“Titanium”). On completion of the merger, Titanium issued 17,500,000 shares of common stock to the former shareholders of the Company in exchange for 100% of the outstanding shares of the Company. The surviving legal entity of the merged entity is Liberty Star Acquisition Corp. Liberty Star Acquisition Corp. was determined to be the acquirer for accounting purposes. Subsequent to the merger, the Company, being the accounting acquirer, was merged into Titanium through a parent/subsidiary merger and Titanium’s name was changed to Liberty Star Gold Corp. Prior to the merger the stockholders authorized an eight for one stock split resulting in 20,000,000 shares being issued and outstanding.

This transaction has been treated as a recapitalization of the Company and as such, the financial statements of the Company, the accounting acquirer, became those of the surviving entity. The consolidated statements of operations, stockholders' equity and cash flows prior to February 3, 2004 are those of Liberty Star Acquisition Corp. The Company’s consolidated date of incorporation is considered to be January 14, 2004, the date of incorporation of the accounting acquirer. There were no intercompany balances during the periods presented. All intercompany transactions have been eliminated.

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

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies

The consolidated financial statements of Liberty Star Gold Corp. have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Chunk, from the date of acquisition, February 3, 2004. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits.

Mineral claim costs

Mineral claim costs of carrying and retaining undeveloped properties are charged to expense as incurred.

Equipment

Equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the double declining balance method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:

The Company reviews property, equipment and land for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Goodwill

The Company has recorded goodwill in the amount of $50,102 related to the acquisition of Titanium. Goodwill is subject to annual impairment tests. No impairment of goodwill was determined to exist at January 31, 2005.

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”.

Stock-Based Compensation

The Company accounts for stock options under Accounting Principles Board Opinion 25 (“APB 25”). Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, had the Company adopted the fair value provisions of SFAS No. 123, the fair value of each option granted would have been estimated at the date of grant and charged to compensation expense over the option’s service life. The fair value of options granted has been determined to be $0, based on the Black-Scholes Valuation method, see Note 5, and has no effect on the pro forma loss per share.

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2005, there were 704,000 potentially dilutive instruments outstanding.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

NOTE 3– Mineral claims

The Company holds a 100% interest in 981 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 300 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated title to all its mineral properties and, to the best of its knowledge, title to all properties are in good standing.

NOTE 4– Common stock

In March 2004 the Company completed two private placements, each consisting of 500,000 shares of common stock issued at a price of $1.00 per share for total proceeds of $1,000,000. Each private placement was settled by receipt of cash of $343,465, and the settlement of indebtedness of $156,535. The settlement of indebtedness totaling $313,070 related to amounts paid on behalf of Big Chunk by third parties. In June 2004 the Company completed a private placement consisting of 1,600,000 shares of common stock issued at a price of $ 1.25 for total proceeds of $2,000,000.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4– Common stock - continued

Common stock

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 5– Stock Based Compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and consultants after specific objectives are met. The options granted vest under various provisions, not to exceed two years.

Stock options outstanding at January 31, 2005 are as follows:

	Number of Options	Exercise Price
Outstanding, February 1, 2004	0	$0
Granted	704,000	1.678
Forfeited or expired	0	0
Exercised	0	0
Outstanding, January 31, 2005	704,000	1.678
Exercisable, at January 31, 2005	0	$1.678

The options have a weighted-average remaining contractual life of 9.91 years at January 31, 2005.

The fair value of options granted to employees has been determined to be $0 at January 31, 2005, based on the Black Scholes valuation method. Therefore, there is no proforma impact of stock options granted on the Company’s net loss as reported for the twelve months ended January 31, 2005 and the period from incorporation to January 31, 2005.

The fair value of option grants to employees is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants at January 31, 2005: expected life of options of 5 years, expected volatility of 0%, risk-free interest rate of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted for the twelve months ended January 31, 2005 was approximately $0.

The fair value of options granted to service providers is estimated as of the date of the grant utilizing the Black Scholes option-pricing model with the same assumptions as above except for expected volatility of 50%. The estimated cost of the options as a result of these assumptions is $0.513 per option. There were 185,000 shares issued to service providers valued at $94,350.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Income Taxes

As of January 31 the deferred tax asset is as follows:

	2005	2004
Net Operating Loss Carryforwards	$988,000	125,000
	988,000	125,000
Less valuation allowance	(988,000)	(125,000)
	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. When the Company demonstrates the ability to generate taxable income, management will reevaluate the allowance. The change in the valuation allowance of $863,000 in the year ended January 31, 2005 represents the benefit of the current year net operating losses.

The Company has a federal net operating loss carry-forward of approximately $ 2,400,000 that is available to offset future taxable income that expire at various dates through 2025.

NOTE 7 – Related party transactions

The Company entered into the following transactions with related parties during the period ended January 31, 2005:

a)	Paid or accrued $ 10,980 of management fees to a company controlled by a common director
b)	Paid or accrued $ 3,147 of office expenses to a company with a common director.
c)	Paid or accrued $ 1,000 of travel advance to a director.

d)       Paid or accrued $15,000 in rent. We rent these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance, beginning in April, 2005. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc

NOTE 8 – Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be $384,800. At January 31, 2005, more than $384,800 has been paid that can be used to meet annual assessment requirements. The annual state rentals are $100 for each 1/4 section (~160 acres) claim and $25 for each 1/4 – 1/4 section (~40 acres) claim. State rentals for our Alaska claims for 2004 totaled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Commitments for field work in Alaska during the next fiscal year total $1,199,708. A deposit of $10,000 was paid as of January 31, 2005.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2005 were as follows:

a)	Issued 17,500,000 shares of common stock on the recapitalization of the Company (Note 1).
b)	Issued 313,070 shares of common stock on the settlement of indebtedness.
c)	Offset stock subscription receivable of $2,000 for expenses paid direct.
d)	Warrants issued of $94,350 to service providers.

Non-cash financing activities for the twelve month period ended January 31, 2004 were as follows:

a)	Recorded a note payable in the amount of $313,070 for direct payment of exploration costs.

NOTE 10 – Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

NOTE 11 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 12 –Subsequent events

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. Should a Form SB-2 not be filed within the 60-day deadline, we have agreed to return all proceeds from the private placement. Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to develop our Alaska claims and for working capital.

NOTE 13 – Going Concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined.

Management has secured approximately $5,000,000 in additional financing to fund further exploration activity, the financing is contingent on the successful completion of a registration statement. If the registration statement is not completed on a timely basis, the private placement is subject to rescission. No guarantees can be made that such registration statement will be able to be filed in the time required. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Dohan and Company CPA PA was dismissed on September 13, 2004 as our independent auditors. Dohan and Company's audit reports as of January 31, 2004 and for the year then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Dohan and Company CPA PA expressed in their reports substantial doubt about our ability to continue as a going concern.

During the two most recent fiscal years, and in the subsequent interim periods, there were no disagreements with Dohan and Company CPA PA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Dohan and Company CPA PA would have caused Dohan and Company CPA PA to make reference to the matter in their report. We requested Dohan and Company CPA PA to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated September 29, 2004 was filed as Exhibit 16 to our Form 8-K/A as filed with the Securities and Exchange Commission on September 30, 2004. Semple & Cooper, LLP was engaged on September 13, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the board of directors.

During the years ended January 31, 2005 and subsequent to the date hereof, neither us nor anyone on our behalf consulted with Semple & Cooper, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Semple & Cooper, LLP provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being January 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	President, Chief Executive Officer, Chairman of the Board and Director	63	President, Chief Executive Officer, Chairman of the Board and Director since February 3, 2004
Jon Young	Chief Financial Officer and Director	60	Chief Financial Officer and Director since February 3, 2004
Gary Musil	Secretary and Director	53	Secretary and Director since October 23, 2003
John Guilbert	Director	73	Director since February 5, 2004

James Briscoe - Chief Executive Officer, President, Chairman of the Board and Director

Mr. Briscoe was appointed as our Chief Executive Officer, President, Chairman and a director on February 3, 2004. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. Mr. Briscoe is the Vice President Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe has been a director of JABA Exploration Inc. since October 1995. Mr. Briscoe is also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. and President of Compania Minera JABA, S.A. de C.V. in Mexico. From 1992 to 2002, Mr. Briscoe served as an officer/director of three TSX Venture Exchange public companies in Canada.

Jon Young – Chief Financial Officer and Director

Mr. Young was appointed as our Chief Financial Officer and a director on February 3, 2004. Mr. Young is a certified public accountant. Mr. Young is presently the Chief Executive Officer of Oracle Capital Advisors, Ltd. and has more than 30 years experience in providing clients with business consulting services. Mr. Young is president of Jon R. Young Company PC, an accounting practice limited to providing litigation support, and is strategically aligned with Beach-Fleischman Inc., Southern Arizona's largest accounting firm. Mr. Young was a partner with the Tucson office of KPMG Peat Marwick for 13 years.

Gary Musil – Secretary and Director

Mr. Gary Musil was appointed as one our directors on October 23, 2003 and is presently our corporate Secretary. Mr. Musil was our Chief Executive Officer and Chief Financial Officer from October 23, 2003 to February 3, 2004. Mr. Musil has more than 30 years of management and financial consulting experience. Mr. Musil has served as an officer and director on numerous public mining companies since 1988. This experience has resulted in his overseeing exploration projects in Peru, Chile, Eastern Europe (Slovak Republic), British Columbia, Ontario, Quebec and New Brunswick (Canada). Prior to this, he was employed for 15 years with Dickenson Mines Ltd. and Kam-Kotia Mines Ltd. as a controller for the producing silver/lead/zinc mine in the interior of British Columbia, Canada. Mr. Musil currently serves as an officer/director of four TSX Venture Exchange public companies in Canada. Mr. Musil has been the President, Chief Executive Officer, Chief Financial Officer and a director of Montoro Resources Inc., a TSX Venture company and a reporting issuer in Canada, since February 1999. Mr. Musil has been the chief financial officer and secretary and a director of Belmont Resources Inc., a TSX Venture company and a reporting issuer in Canada, since

August 1992. Mr. Musil has been the chief financial officer and a director of Mandalay Resources Corp, a TSX Venture company and a reporting issuer in Canada, since January 2000. Mr. Musil has been the Chief Financial Officer and secretary of Highbank Resources Ltd., a TSX Venture company and a reporting issuer in Canada, since December 1988.

John Guilbert – Director

Dr. Guilbert was appointed as a director on February 5, 2004. Dr. Guilbert is a Professor Emeritus at the University of Arizona and is a world-renowned geologist and author and a co-developer of the Lowell-Guilbert porphyry copper model.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held no formal meetings during the year ended January 31, 2005. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2005 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2005, there were no meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
James Briscoe	1(1)	1(1)	Nil
Jon Young	2(1)(2)	1(1)(2)	Nil
Gary Musil	2(1)(2)	2(1)(2)	Nil
John Guilbert	2(1)(2)	2(1)(2)	Nil
Alaska Star Minerals LLC	2(1)(2)	2(1)(2)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective March 15, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on March 13, 2004 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Liberty Star Gold Corp., 2766 N Country Club Road, Tucson, Arizona 85716.

Item 10.	Executive Compensation.

The officers of our company received $ 95,000 in cash during the fiscal year ended January 31, 2005, and no cash or other compensation during the fiscal year ended January 31, 2004.

Summary Compensation Table
Name and Principal Position	Year	Annual Compensation			Long Term Compensation (1)			All Other Compen- sation
		Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Awards		Payouts
					Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)
James Briscoe (2) President, CEO, Chairman and Director	2004 2003 2002	60,000 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Gary Musil (3) Secretary and Director, Former President and CEO	2004 2003 2002	Nil Nil N/A	Nil Nil N/A	Nil $11,750(4) N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Paulo Martins (5) Former Director and CEO	2004 2003 2002	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Jon R. Young Director and CFO	2004 2003 2002	35,000 Nil Nil	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
(1)

The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Mr. Briscoe was appointed as our chief executive officer of February 3, 2004.

(3)

Mr. Musil served as our chief executive officer until February 3, 2004.

(4)

We paid management consulting fees to Sundance Capital Group, Inc., a private company controlled by Mr. Musil, our secretary and one of our directors, for accounting, financial and administrative services provided to our company by Sundance at the rate of $3,000 per month, plus reasonable expenses from October 24, 2003 to January 24, 2004. The management agreement was extended for a further three months until April 24, 2004. This agreement was not renewed but is now paid on an advisory basis for work performed.

(5) Mr. Martins served as our chief executive officer until October 24, 2003.

Option/SAR Grants in the last fiscal year

During the year ended January 31, 2004 we granted the following stock options.

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Jon Young Chief Financial Officer and Director	120,000(2)	17.05%	$1.67	December 27, 2014
(1)	The denominator (of 704,000) was arrived at by calculating the net total number of new options awarded during the year.
(2)	Granted pursuant to the 2004 Stock Option Plan.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jon Young	Nil	Nil	0	120,000	$0	$30,000
(1)

The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of January 31, 2005 ($1.92 per share on NASD OTCBB) and the exercise price of the individual's options.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common stock as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

We have not entered into any employment agreements or compensation arrangements with any of our directors or officers.

We entered into a management consulting agreement with Sundance Capital Group, Inc., a private company controlled by Mr. Musil, our secretary and director, for accounting, financial and administrative services provided to our company by Sundance at the rate of $3,000 per month, plus reasonable expenses. The current term of this agreement expired April 24, 2004 and was not renewed.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on April 20, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of April 20, 2005, we had outstanding 36,986,717 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	8,750,000 (2)	24%
Jon Young 1985 E River Road Tucson AZ 85718 USA	Nil	0%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	40,000	0%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	Nil	0%
Directors and Executive Officers as a Group	8,790,000	24%

(1)

Based on 36,986,717 shares of common stock issued and outstanding as of April 20, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	These shares are held by Alaska Star Minerals LLC. James Briscoe beneficially owns 100% of the membership interest in Alaska Star Minerals LLC.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

We entered into a management agreement dated October 24, 2003 with Sundance Capital Group, Inc., a private company controlled by Mr. Musil, our Secretary and director, whereby Sundance has agreed to provide accounting, financial and administrative services for an initial three month period at the rate of $3,000 per month, plus reasonable expenses. We agreed to pay a signing bonus of $5,000 upon execution of the management agreement. We paid an aggregate of $11,750 pursuant to this management agreement in 2003. This agreement was extended for an additional three month term and expired on April 24, 2004.

From February 2002 to January 2004, our former Chief Financial Officer and director, Chen (Jason) Wu, provided us with technical services in the basic design and setting up of our Internet textile trade center. We entered into a service agreement with Mr. Wu for his technical services and under the service agreement we agreed to pay Mr. Wu an amount as determined by our directors in view of Mr. Wu's contribution to our company and the funds available to us for compensation of contractors and employees. During the year ended January 31, 2004, we paid Mr. Wu a total of $1,035 for the technical services and reimbursement of expenses provided by him. We terminated the service agreement with Mr. Wu on January 30, 2004.

On closing of our acquisition of and merger with Liberty Star, we issued to Alaska Star Minerals LLC, an Arizona limited liability company, a total of 17,500,000 shares of our common stock. James Briscoe, our president and chairman, owns a 100% beneficial interest in Alaska Star Minerals LLC. See the section of this annual report entitled "Description of Business" at page 3, for a complete description of this transaction.

Gary Musil, our secretary and a director, advanced $25,000 to us in 2003 in order to fund operating expenses. These funds were advanced as a loan. The loan was non-interest bearing, was unsecured and was without any fixed terms of repayment. The loan was repaid as of December 31, 2004.

Item 13.	Exhibits.
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)

10.1	Management Agreement between Titanium Intelligence, Inc. and Sundance Capital Group, Inc. dated October 24, 2003(2)
10.2

Merger Agreement dated effective January 19, 2004 among Titanium Intelligence, Inc., Liberty Star Gold Corp., Liberty Star Acquisition Corp., Alaska Star Minerals LLC, James Briscoe and Paul Matysek(3)

10.3	Termination Agreement dated effective January 30, 2004 with Zhejiang Weilain Group Company(5)
10.4	Form of Subscription Agreement for June 2004 private placement(5)
10.5	Form of Registration Rights Agreement for June 2004 private placement(5)
10.6*	Membership Interest Redemption and Withdrawal Agreement dated October 29, 2004 between Alaska Star Minerals, LLC, Briscoe Investments, LP, RLLP, and Paul Matysek
10.7*

Amendment to Membership Interest Redemption and Withdrawal Agreement dated November 19, 2004 between Alaska Star Minerals, LLC, Briscoe Investments, LP, RLLP, Paul Matysek, Bedrock Capital Corporation Ltd. and Liberty Star Gold Corp.

14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
23.1*	Consent of Semple & Cooper, LLP
23.2*	Consent of Dohan and Company CPA PA
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.
*	Filed herewith.
Item 14.	Principal Accountants Fees and Services.

Audit Fees

For the fiscal year ended January 31, 2005, the aggregate fees billed by Semple & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $12,104. For the fiscal year ended January 31, 2004, the aggregate fees billed and accrued by Dohan and Company CPA PA for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $24,548.

Audit Related Fees

For the fiscal year ended January 31, 2005, the aggregate fees billed for assurance and related services by Semple & Cooper LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0. For the fiscal year ended January 31, 2004, the aggregate fees billed for assurance and related services by Dohan and Company CPA PA relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended January 31, 2005, the aggregate fees billed by Semple & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0. For the fiscal year ended January 31, 2004, the aggregate fees billed by Dohan and Company CPA PA for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Semple & Cooper, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Semple & Cooper, LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Semple & Cooper, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Semple & Cooper, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Semple & Cooper, LLP's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By: /s/ James Briscoe

James Briscoe

Chief Executive Officer,

President and Director

(Principal Executive Officer)

Dated: May 12, 2005

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: May 12, 2005

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Briscoe

James Briscoe

Chief Executive Officer,

President and Director

(Principal Executive Officer)

Dated: May 12, 2005

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: May 12, 2005

By: /s/ Gary Musil

Gary Musil

Secretary and Director

Dated: May 12, 2005

By: /s/ John Guilbert

Dr. John Guilbert

Director

Dated: May 12, 2005