Form 10QSB
period 2005-04-30
LIBERTY STAR GOLD CORP
filed 2005-06-17
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50071

LIBERTY STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)
Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2766 N. Country Club Road, Tucson, Arizona 85716
(Address of principal executive offices)
520.731.8786
(Issuer's telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,988,687 common shares issued and outstanding as of June 6, 2005

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 3, 2004, the Company consummated a merger with Liberty Star Acquisition Corp. ("Liberty Star Acquisition") which was incorporated in the State of Nevada on January 14, 2004, and was a wholly-owned subsidiary of a company formerly known as Titanium Intelligence, Inc (“Titanium”). On completion of the merger, Titanium issued 17,500,000 shares of common stock to the former shareholders of the Company in exchange for 100% of the outstanding shares of the Company. The surviving legal entity of the merged entity is Liberty Star Acquisition Corp. Liberty Star Acquisition Corp. was determined to be the acquiror for accounting purposes. Subsequent to the merger, the Company, being the accounting acquiror, was merged into Titanium through a parent/subsidiary merger and Titanium’s name was changed to Liberty Star Gold Corp. Prior to the merger the stockholders authorized an eight for one stock split resulting in 20,000,000 shares being issued and outstanding.

This transaction has been treated as a recapitalization of the Company and as such, the financial statements of the Company, the accounting acquirer, became those of the surviving entity. The consolidated statements of operations, stockholders' equity and cash flows prior to February 3, 2004 are those of Liberty Star Acquisition Corp. The Company’s consolidated date of incorporation is considered to be January 14, 2004, the date of incorporation of the accounting acquiror. All intercompany transactions have been eliminated.

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

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Interim Financial Statement Disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Gold Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC:) and should be read in conjunction with our annual reports on Form 10-K for the year ended January 31, 2005 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Certain balances at April 30, 2004 have been reclassified from their original presentation for comparative purposes only. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2005 and the results of our operations and cash flows for the periods presented. The January 31, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain balances at April 30, 2005 have been reclassified from their original presentation for comparative purposes only.

Interim results are subject to significant seasonal variations and the results of operation for the three months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - Summary of significant accounting policies

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

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3 - Summary of significant accounting policies – continued

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

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3 - Summary of significant accounting policies – continued

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At April 30, 2005, there were 704,000 potentially dilutive instruments outstanding.

Segment Reporting

The Company recently commenced exploration of mineral properties in the State of Arizona, therefore segment reporting is not material, as of April 30, 2005.

NOTE 4– Mineral claims

The Company holds a 100% interest in 981 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”).

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

NOTE 5– Common stock

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. (The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5 – Common stock – continued

Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.)

NOTE 6– Stock Based Compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and consultants after specific objectives are met. The options granted vest under various provisions, not to exceed two years.

Stock options outstanding at April 30, 2005 are as follows:

	Number of Options	Exercise Price
Outstanding, February 1, 2004	0	$0
Granted	704,000	1.678
Forfeited or expired	0	0
Exercised	0	0
Outstanding, January 31, 2005	704,000	1.678
Granted	0	0
Forfeited or expired	0	0
Exercised	0	0
Outstanding, April 30, 2005	704,000	1.678
Exercisable, at April 30, 2005	0	$0

The options have a weighted-average remaining contractual life of 9.66 years at April 30, 2005.

The fair value of options granted to employees has been determined to be $0 at December 27, 2004, based on the Black-Scholes valuation method.

The fair value of option grants to employees is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants: expected life of options of 5 years, expected volatility of 0%, risk-free interest rate of 5%, and a 0% dividend yield. The weighted average fair value was approximately $0.

The fair value of options granted to service providers is estimated as of the date of the grant utilizing the Black-Scholes option-pricing model with the same assumptions as above except for expected volatility of 50%. The estimated cost of the options as a result of these assumptions is $0.513 per option. There were 185,000 shares issued to service providers valued at $94,350. Service were performed by April 30, 2005.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 – Related party transactions

The Company entered into the following transactions with related parties during the period ended April 30, 2005:

a)  Paid or accrued $4,500 in rent. We rent these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance, beginning in April, 2005. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc.

NOTE 8 – Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be $384,800. At April 30, 2005, more than $ 81,896 has been paid that can be used to meet annual assessment requirements. The annual state rentals are $100 for each 1/4 section (~160 acres) claim and $25 for each 1/4 – 1/4 section (~40 acres) claim. State rentals for our Alaska claims for 2004 totalled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Commitments for field work in Alaska during this fiscal year total $1,199,708. A deposit of $10,000 was paid as of April 30, 2005.

There are no commitments for fieldwork in Arizona as of April 30, 2005.

NOTE 9 – Supplemental disclosures with respect to cash flows

There were no significant non-cash investing and financing transactions for the three month period ended April 30, 2004. During the three month period ended April 30, 2005, the Company sold 3,886,717 shares of common stock and recorded a stock subscription receivable in the same amount.

NOTE 10 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11 – Subsequent events

As a condition of the private placement on March 22, 2005, we agreed to file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. Form SB-2 was filed on May 18, 2005 and proceeds from the private placement were released. Finder’s fees were payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1970 units issued on May 25, 2005. Proceeds of the private placement will be used to develop our Alaska claims and for working capital.

NOTE 12 – Going Concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty, in their opinion dated April 13, 2005, about the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of

$400 per quarter section must also be performed by us in order to keep the claims in good standing, or a total of $384,800 must be paid to maintain the claims in good standing. We conducted a detailed aeromagnetic geophysical survey and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional geotechnical studies including extensive geochemical sampling, IP geophysical surveying, diamond core drilling and interpretation of those studies have been completed during 2004 and are currently underway again. The approximate cost of these activities have been in excess of $2 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years, and our 2005 expenditures will extend maintenance of the claims further into the future.

In order to proceed with any drilling program, we have applied to the Alaska Department of Natural Resources, the Alaska Department of Conservation and the US Corps of Engineers. The permitting process is done through contractors based in Anchorage. The permit fees are under $1,000 in total. The cost of contractors assisting with the permitting process is estimated to be approximately $15,000. We have obtained drilling permits for those locations identified for prospective drilling as a result of our initial exploration.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Employees

The mining exploration business is buoyant at the present time and is expected by senior mining experts to continue so for the near term. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this quarterly report, we are employing four full time geologists, including our President and CEO, James Briscoe, and our VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel started on or about May 15 and will work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We have incurred a net loss of $2,938,635 for the period from January 14, 2004 (inception) to April 30, 2005, and have no revenue to date. As of April 30, 2005, we had cash and subscriptions receivables in the amount of $5,221,296. This figure includes private placement gross proceeds of $5,052,732 that was held in escrow until May 18, 2005. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims.

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

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-

dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Overview

We are an exploration stage company engaged, through our wholly-owned Alaska subsidiary, Big Chunk Corp., in the acquisition and exploration of 981 mineral claims spanning 237 square miles in an area centered 25 miles northwest of the village of Iliamna, on the north shore of Lake Iliamna in southwestern Alaska. We plan to ascertain whether the claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To the end of 2004, we have completed a detailed aeromagnetic geophysical survey over the entire claim block, 9,303 sample geochemical survey over a 1 kilometer wide by 200 meter spacing over the entire claim block, a one month duration IP survey and a 4 hole scout diamond drill program between October 21 and October 31, 2004, in which we drilled 1,329 feet of diamond core. This program and subsequent interpretive work over the winter months has consumed approximately $2.5 million. In mid to late May, 2005, we commenced a work program to take place over the summer until October, 2005. The 2005 work program is budgeted at approximately $ 3,800,000.

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

Our net cash provided by financing activities during the three month period ended April 30, 2005 was $0.

In order to proceed with our plans we raised funds by way of three private placements of equity securities in our company. The first offering consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering consisted of 1,600,000 shares at a price of $1.25 per share for gross proceeds of $2,000,000. The third offering consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to develop our Big Chunk property and for working capital.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$3,835,786
Professional Fees	191,920
Investor Relations & Sales Related	322,821
Rent, Utilities & Insurance	103,450
General Administrative Expenses	98,217
Total	$4,552,194

We had cash and cash equivalents in the amount of $168,564 as of April 30, 2005. We had a net working capital of $5,137,044 as of April 30, 2005.

As at April 30, 2005, we had $145,408 in current liabilities. Our financial statements report a net loss of $469,611 for the three month period ended April 30, 2005 compared to a net loss of $255,075 for the three month period ended April 30, 2004. Our total liabilities as of April 30, 2005 were $145,408, as compared to total liabilities of $57,022 as of April 30, 2004. The increase was due to the earlier start of field work and drilling activity. On March 22, 2005 we issued 3,886,717 shares of common stock and 3,886,717 common stock purchase warrants for gross proceeds of $5,052,732. We incurred expenses in the amount of $471,090 for the three month period ended April 30, 2005 compared to $255,075 for the three month period ended April 30, 2004. During the three month period ended April 30, 2005 we spent $164,232 on exploration of our Big Chunk property.

Our total expenditures over the next twelve months are anticipated to be approximately $5,000,000. On March 22, 2005, we completed a private placement financing of $5,052,733 by the issuance of 3,886,717 units at a price of $1.30 per unit. As a condition of the private placement, we filed a registration statement on Form SB-2 on May 18, 2005.

The results that we can accomplish with our current budgeted expenditures of $5,000,000 are limited. We will need additional funding to prove up whether we have a commercially viable mineral resource.

We have no arrangements in place for any additional financing and there is no assurance that we will be able to do so in the required amounts. Please refer to the section of this quarterly report entitled "Risk Factors" beginning on page 15 for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2005, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present operations or for our projected operations over the next 12 months.

Personnel

The mining exploration business is buoyant at the present time and is expected by senior mining experts to continue so for the near term. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this quarterly report, we are employing four full time geologists, including our President and CEO, James Briscoe, and our VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel started on or about May 15 and will work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

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

PENDING ACCOUNTING POLICIES

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections (SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provision of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not believe that the adoption of SFAS No. 154 will have a material effect on our results of operations or financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended April 30, 2005. Our accumulated deficit at April 30, 2005 was $2,938,635. All exploration costs are expensed as incurred.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 22, 2005, we closed an offering consisting of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to develop our Big Chunk property and for working capital. The units are to be registered for resale pursuant to a registration rights agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 9, 2005, Philip St. George became a director of our company.

Item 6. Exhibits

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

10.3	Termination Agreement dated effective January 30, 2004 with Zhejiang Weilain Group Company(5)
10.4	Form of Subscription Agreement for June 2004 private placement(5)
10.5	Form of Registration Rights Agreement for June 2004 private placement(5)
10.6	Membership Interest Redemption and Withdrawal Agreement dated October 29, 2004 between Alaska Star Minerals, LLC, Briscoe Investments, LP, RLLP, and Paul Matysek(6)
10.7

Amendment to Membership Interest Redemption and Withdrawal Agreement dated November 19, 2004 between Alaska Star Minerals, LLC, Briscoe Investments, LP, RLLP, Paul Matysek, Bedrock Capital Corporation Ltd. and Liberty Star Gold Corp.(6)

14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)                    Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

*       Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By: /s/ James Briscoe

James Briscoe, President, Chairman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: June 17, 2005

By: /s/ Jon Young

Jon Young, Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Date: June 17, 2005