Form 10KSB/A
period 2005-01-31
LIBERTY STAR GOLD CORP
filed 2005-07-25
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

INDEPENDENT AUDITOR’S REPORT

Stockholders and Board of Directors

Liberty Star Gold Corp. (An Exploration Stage Company)

Tucson, Arizona

We have audited the statement of operations of Liberty Star Gold Corp. (An Exploration Stage Company) and the accompanying related statements of deficiency in assets and cash flows from January 14, 2004 to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Liberty Star Gold Corp. (An Exploration Stage Company) and the results of its cash flows from January 14, 2004 to January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses totaling $313,695 from January 14, 2004 to January 31, 2004, has a deficiency in assets and a negative working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.

Certified Public Accountants

Miami, Florida

April 15, 2004

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

	Common Stock		Additional pain-in capital	Stock Subscription Receivable	Deficit accumulated during the exploration stage	Total Stockholders' Equity
	Shares	Amount				
Balance, January 14, 2004	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock	20,000,000	20,000	(18,000)	(2,000)	-	-
Net loss from inception through January 31, 2004					(313,895)	(313,895)
Balance, January 31, 2004	20,000,000	20,000	(18,000)	(2,000)	(313,895)	(313,895)
Merger, February 3, 2004 (Note 1)	17,500,000	17,500	(50,102)	-	-	(32,602)
Stock Subscription	-	-	-	2,000	-	2,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock private placement	1,600,000	1,600	1,998,400	-	-	2,000,000
Options issued for services	-	-	94,350	-	-	94,350
Return of shares	(7,000,000)	(7,000)	7,000	-	-	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	-	(2,155,129)	(2,155,129)
Balance, January 31, 2005	33,100,000	$ 33,100	$ 3,030,648	$ -	$ (2,469,024)	$ 594,724

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

	For the year ended January 31, 2005	Period from date of inception (January 14, 2004) to January 31, 2004	Cumulative from date of inception (January 14, 2004) to January 31, 2005
Cash flows from operating activities:			
Net loss	$ (2,155,129)	$ (313,895)	$ (2,469,024)
Adjustments to reconcile net loss to net cash from operating activities:			
Depreciation expense	17,416	-	17,416
Mineral claim costs	2,000	313,070	315,070
Changes in assets and liabilities			
Prepaid expenses	(31,472)	-	(31,472)
Deposits	(10,080)	-	(10,080)
Accounts payable	71,070	825	71,895
Net cash used in operating activities	(2,106,195)	-	(2,106,195)
Cash flows from investing activities:			
Purchase of equipment	(41,511)	-	(41,511)
Cash acquired in recapitalization	16,820	-	16,820
Net cash used in investing activities	(24,691)	-	(24,691)
Cash flows from financing activities:			
Proceeds from the issuance of common stock	2,686,930	-	2,686,930
Principal payments on notes payable	(25,000)	-	(25,000)
Net cash provided by financing activities	2,661,930	-	2,661,930
Net increase in cash and cash equivalents for period	531,044	-	531,044
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ 531,044	$ -	$ 531,044

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

Dated: July 25, 2005

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: July 25, 2005

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Briscoe

James Briscoe

Chief Executive Officer,

President and Director

(Principal Executive Officer)

Dated: July 25, 2005

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: July 25, 2005

By: /s/ Gary Musil

Gary Musil

Secretary and Director

Dated: July 25, 2005

By: /s/ John Guilbert

Dr. John Guilbert

Director

Dated: July 25, 2005