Form 10QSB
period 2005-07-31
LIBERTY STAR GOLD CORP
filed 2005-09-21
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,988,687 common shares issued and outstanding as of September 14, 2005

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.

Yes [ } No [ X ]

PART I - FINANCIAL INFORMATION LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

July 31, 2005 (Unaudited)
ASSETS		
Current:		
Cash and cash equivalents	$	3,591,666
Prepaid expenses		105,339
Deposits		24,682
Total current assets		3,721,687
Equipment, net		68,004
Total assets	$	3,789,691
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current:		
Accounts payable and accrued liabilities	$	422,356
Total current liabilities		422,356
Commitments - Note 8		
Stockholders' equity (Note 5)		
Common stock - $.001 par value; 200,000,000 shares authorized, 36,986,717 and 33,100,000 issued and outstanding at July 31, 2005 and January 31, 2005, respectively		36,987
Additional paid-in capital		8,227,595
Deficit accumulated during the exploration stage		(4,897,247)
Total stockholders' equity		3,367,335
Total liabilities and stockholders' equity	$	3,789,691

The Accompanying Notes are an Integral Part of the Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

*As Restated, See Note 12

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

On February 3, 2004, Titanium Intelligence, Inc. (Titanium) acquired Liberty Star Gold. Upon completion of the acquisition, Titanium changed its name to Liberty Star Gold Corp. The Company issued 17,500,000 shares of common stock in exchange for Liberty Star Acquisition Corp and Big Chunk Corp.

Liberty Star Gold Corp. (the “Company”) was formally Titanium Intelligence, Inc. Titanium was largely an inactive public shell.

The Company formed to engage in the acquisition and exploration of mineral properties in the State of Alaska. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

On January 19, 2004, Titanium Intelligence, Inc. entered into an agreement to acquire 100% of the common shares of Big Chunk Corp. ("Big Chunk"), a company incorporated on December 14, 2003 under the laws of the State of Alaska, pursuant to a stock purchase agreement. The acquisition of Big Chunk has been accounted for using the purchase method. These consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

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

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Interim Financial Statement Disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Gold Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC:) and should be read in conjunction with our annual reports on Form 10-K for the year ended January 31, 2005 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Certain balances at July 31, 2004 have been reclassified from their original presentation for comparative purposes only. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, and the results of our operations and cash flows for the periods presented. The January 31, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain balances at July 31, 2005 have been reclassified from their original presentation for comparative purposes only.

Interim results are subject to significant seasonal variations and the results of operation for the three months ended July 31, 2005 and the six months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

FORMERLY TITANIUM INTELLIGENCE, INC.

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

Stock-Based Compensation

The Company accounts for stock options under Accounting Principles Board Opinion 25 (“APB 25”). Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, had the Company adopted the fair value provisions of SFAS No. 123, the fair value of each option granted would have been estimated at the date of grant and charged to compensation expense over the option’s service life. The fair value of options granted has been determined to be $0, based on the Black-Scholes Valuation method, see Note 6, and has no effect on the pro forma loss per share.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At July 31, 2005, there were 704,000 potentially dilutive instruments outstanding.

Segment Reporting

The Company recently commenced exploration of mineral properties in the State of Arizona, therefore segment reporting is not material, as of July 31, 2005

NOTE 4– Mineral claims

The Company holds a 100% interest in 1257 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”).

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

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

Stock options outstanding at July 31, 2005 are as follows:

	Number of Options	Exercise Price
Outstanding, February 1, 2004	0	$0
Granted	704,000	1.678
Forfeited or expired	0	0
Exercised	0	0
Outstanding, January 31, 2005	704,000	1.678
Granted	0	0
Forfeited or expired	0	0
Exercised	0	0
Outstanding, July 31, 2005	704,000	1.678
Exercisable, at July 31, 2005	0	$0

The options have a weighted-average remaining contractual life of 9.42 years at July 31, 2005.

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

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 – Related party transactions

The Company entered into the following transactions with related parties during the period ended April 30, 2005:

a)        Paid or accrued $4,500 in rent. We rent these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance, beginning in April, 2004. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc.

NOTE 8 – Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be $384,800. At July 31, 2005, more than $ 384,800 has been paid that can be used to meet annual assessment requirements. The annual state rentals are $100 for each 1/4 section (~160 acres) claim and $25 for each 1/4 – 1/4 section (~40 acres) claim. State rentals for our Alaska claims for 2004 totalled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Commitments for field work in Alaska during this fiscal year total $1,199,708. AS of July 31, 2005, $ 152,074 remains if these commitments to be paid. No additional commitments were incurred.

There are no commitments for fieldwork in Arizona as of July 31, 2005.

NOTE 9 – Supplemental disclosures with respect to cash flows

There were no significant non-cash investing and financing transactions for the three month period ended July 31, 2005. During the three month period ended April 30, 2005, the Company sold 3,886,717 shares of common stock and recorded a stock subscription receivable in the same amount.

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 11 – Going Concern

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

NOTE 12 – Correction of an Accounting Principal

The Company had previously recorded $50,102 of goodwill from the excess of liabilities assumed in the merger of Titanium Intelligence Inc. The correct treatment is to record this as a contra-equity account, the accompanying financial statements reflect that treatment. There was no effect on the net loss or net loss per share as a result of the restatement.

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

Merger with Liberty Star Nevada

On January 19, 2004, Titanium Intelligence, Inc entered into an Agreement and Plan of Merger with Alaska Star Minerals LLC, its beneficial owners James Briscoe and Paul Matysek, Liberty Star Gold Corp. (then a private Nevada corporation wholly owned by Alaska Star Minerals LLC) and Liberty Star Acquisition Corp., our wholly owned Nevada subsidiary formed specifically for the purpose of acquiring Liberty Star Gold Corp. (and its subsidiary Big Chunk Corp.) from Alaska Star Minerals LLC. This transaction was treated as a purchase for purposes of generally accepted accounting principles.

The Agreement and Plan of Merger provided for the merger of Liberty Star Gold Corp. and Liberty Star Acquisition Corp., with Liberty Star Acquisition Corp. being the surviving corporation. The merger was completed effective February 3, 2004. Upon completion of the purchase, Titanium Intelligence, Inc. issued 17,500,000 shares of common stock to Alaska Star Minerals LLC. Big Chunk Corp., the subsidiary of Liberty Star Gold Corp., became the wholly owned subsidiary of Liberty Star Acquisition Corp. upon completion of the merger. Big Chunk Corp. was incorporated in the State of Alaska in December 2003.

Effective February 5, 2004, after the merger of Liberty Star Gold Corp. into Liberty Star Acquisition Corp., Liberty Star Acquisition Corp.was merged into Titanium Intelligence, Inc. with that company being the surviving corporation in the merger. At the same time we changed our corporate name to "Liberty Star Gold Corp."

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the State of Alaska through our wholly-owned subsidiary, Big Chunk Corp. We are currently engaged in exploration activities on 1,242 mineral claims spanning 302 square miles in the Iliamna region of southwestern Alaska. These Alaska claims are held in the name of our wholly-owned subsidiary, Big Chunk Corp.

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

On June 16, 2005, we announced our staking of 213 mining claims in Arizona, which we call the North Pipes project. It is targeted for uranium mineralization but we have not allocated any exploration funds to it as yet. Our staking of these claims was based on estimates of mineralization for the area made by the U.S. Geological Survey.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska.

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of

$400 per quarter section must also be performed by us in order to keep the claims in good standing, or a total of $384,800 must be paid to maintain the claims in good standing. We conducted a detailed aeromagnetic geophysical survey and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional geotechnical studies including extensive geochemical sampling, IP geophysical surveying, diamond core drilling and interpretation of those studies have been completed during 2004 and are currently underway again. The approximate cost of these activities have been in excess of $2 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years During 2005, we expect to expend about $4,000,000 and these expenditures may also be applied to maintaining the claims in good standing.

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

Employees

The mining exploration business is buoyant at the present time and is expected by senior mining experts to continue so for the near term. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this amended quarterly report, we are employing four full time geologists, including our President and CEO, James Briscoe, and our VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel started on or about May 15 and will work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

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

We have incurred a net loss of $5,490,742 for the period from January 14, 2004 (inception) to July 31, 2005, and have no revenue to date. As of July 31, 2005, we had cash in the amount of $3,591,666. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims.

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

We plan to continue exploration on our Alaska and Arizona mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Overview

We are an exploration stage company engaged, through our wholly-owned Alaska subsidiary, Big Chunk Corp., in the acquisition and exploration of 1,242 mineral claims spanning 302 square miles in an area centered 25 miles northwest of the village of Iliamna, on the north shore of Lake Iliamna in southwestern Alaska. We plan to ascertain whether the claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To the end of 2004, we have completed a detailed aeromagnetic geophysical survey over the entire claim block, 9,303 sample geochemical survey over a 1 kilometer wide by 200 meter spacing over the entire claim block, a one month duration IP survey and a 4 hole scout diamond drill program between October 21 and October 31, 2004, in which we drilled 1,329 feet of diamond core. This program and subsequent interpretive work over the winter months has consumed approximately $2.5 million. In mid to late May, 2005, we commenced a work program to take place over the summer until October, 2005. The 2005 work program is budgeted at approximately $3,800,000, and to July 31, 2005 and consumed approximately $1,800,000.

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

Our net cash provided by financing activities during the three month period ended July 31, 2005 was $0.

In order to proceed with our plans we raised funds by way of three private placements of equity securities in our company. The first offering consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering consisted of 1,600,000 shares at a price of $1.25 per share for gross proceeds of $2,000,000. The third offering consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to develop our Big Chunk property and for working capital. On May 20, 2005, we issued 985 units to each of Lafina Investment Ltd. and Michel Cornis as finder's fees in connection with the private placement.

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

We had cash and cash equivalents in the amount of $ 3,591,666 as of July 31, 2005. We had a net working capital of $3,318,336 as of July 31, 2005.

As at July 31, 2005, we had $403,351 in current liabilities. Our financial statements report a net loss of $1,810,510 for the three month period ended July 31, 2005 compared to a net loss of $739,442 for the three month period ended July 31, 2004, and a net loss of $2,280,121 for the six months ended July 31, 2005 compared to a net loss of $ 993,473for the six month period ended July 31, 2004. Our total liabilities as of July 31, 2005 were $403,351, as compared to total liabilities of $152,067 as of July 31, 2004. The increase was due to the earlier start of field work and drilling activity. On March 22, 2005 we issued 3,886,717 shares of common stock and 3,886,717 common stock purchase warrants for gross proceeds of $5,052,732. We incurred expenses in the amount of $1,850,989 for the three month period ended July 31, 2005 compared to $739,442 for the three month period ended July 31, 2004 and $2,322,079 for the six month period ended July 31, 2005 compared to $993,473 for the six month period ended July 31, 2004. The increase in expenses was due to an expansion exploration activity and related administrative costs. During the three month period ended July 31, 2005 we spent $1,495,054 on exploration of our Big Chunk property.

Our total expenditures over the next twelve months are anticipated to be approximately $5,000,000. On March 22, 2005, we completed a private placement financing of $5,052,733 by the issuance of 3,886,717 units at a price of $1.30 per unit. As a condition of the private placement, we filed a registration statement on Form SB-2 on May 18, 2005. On May 20, 2005, we issued 985 units to each of Lafina Investment Ltd. and Michel Cornis as consultant fees in connection with the private placement.

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

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this merger was treated as a purchase of Titanium Intelligence, Inc. Our financial statements for the period ended January 31, 2005 reflect financial information for the period from February 1, 2004 to January 31, 2005, as well as from inception through January 31, 2004 and inception through January 31, 2005.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended July 31, 2005. Our accumulated deficit at July 31, 2005 was $5,490,742. All exploration costs are expensed as incurred.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes to our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On May 20, 2005, we issued 985 units to each of Lafina Investment Ltd. and Michel Cornis, as consultants fees in connection with the private placement completed in March, 2005.

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

10.8	Form of Subscription Agreement for March 2004 private placement(7)
10.9	Form of Registration Rights Agreement for March 2004 private placement(7)
10.10	Form of Subscription Agreement for Canadian investors for March 2005 private placement(7)
10.11	Form of Subscription Agreement for US investors for March 2005 private placement(7)
10.12	Form of Subscription Agreement for Overseas investors for March 2005 private placement(7)
10.13	Form of Registration Rights Agreement for March 2005 private placement(7)
14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe and Jon Young
(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)                   Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.
(7)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 19, 2005.
*	Filed herewith.

1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By: /s/ James Briscoe

James Briscoe, President, Chairman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: September 21, 2005

By: /s/ Jon Young

Jon Young, Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Date: September 21, 2005