Form 10QSB
period 2005-10-31
LIBERTY STAR GOLD CORP
filed 2005-12-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,988,687 common shares issued and outstanding as of November 21, 2005

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.)

Yes ☐ No [ X ]

PART I - FINANCIAL INFORMATION

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

October 31, 2005

ASSETS

Current: Cash and cash equivalents Prepaid expenses Deposits	$1,644,974 25,441 24,682
Total current assets	1,695,097

Equipment, net	157,496

Total assets	$1,852,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current: Accounts payable and accrued liabilities	$215,091
Total current liabilities	215,091

Commitments – (Note 8)

Stockholders’ equity (Note 5)
Common stock - $.001 par value; 200,000,000 shares authorized;
36,988,687 issued and outstanding	36,989
Additional paid-in capital	8,227,593
Deficit accumulated during the exploration stage	(6,627,080)
Total stockholders’ equity	1,637,502

Total liabilities and stockholders’ equity	$1,852,593

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2005	For the three months ended October 31, 2004	For the nine months ended October 31, 2005	Restated* For the nine months ended October 31, 2004	Cumulative from date of inception (August 20, 2001) to October 31, 2005
Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
Geological and geophysical costs	1,487,352	706,614	3,280,296	1,782,424	5,187,032
Salaries and benefits	60,670	32,737	158,910	115,675	312,014
Accounting and auditing	49,913	23,073	107,792	62,824	198,210
Advertising	13,130	23,284	65,783	57,382	138,809
Depreciation	-	6,664	16,528	9,692	33,944
Legal	30,341	6,364	114,122	26,831	165,740
Professional services	-	-	-	-	111,895
Office	97,434	36,590	271,418	98,572	472,103
Travel	6,591	791	52,660	5,985	78,902
Net operating expenses	1,745,431	836,117	4,067,509	2,159,385	6,698,650

Other income:
Interest income	15,597	2,951	57,555	2,951	63,698
Foreign exchange gain					505
Gain on settlement of debt to related party					7,366
Total other income	15,597	2,951	57,555	2,951	71,569

Net loss	$ (1,729,834)	$ (833,166)	$ (4,009,954)	$ (2,156,434)	$ (6,627,080)

Basic and diluted net loss per share of common stock	$ (0.05)	$ (0.02)	$ (0.11)	$ (0.06)	$ (0.24)

Weighted average number of shares of common stock outstanding	36,988,687	40,100,000	36,276,048	38,911,314	27,165,206

* Restated: see Note 12

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004 (Note 1)	17,500,000	17,500	-	-	17,500
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	7,000	-	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(2,484,524)	(2,484,524)
Balance, January 31, 2005	33,100,000	33,100	3,178,750	(2,617,126)	594,724
Issuance of common stock private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock private placement	1,970	2	(2)	-	-
Net loss for the nine-month period ended October 31, 2005	-	-	-	(4,009,954)	(4,009,954)
Balance, October 31, 2005	36,988,687	$36,989	$8,227,593	$(6,627,080)	$1,637,502

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31, 2005	Restated* For the nine months ended October 31, 2004	Cumulative from date of inception (August 20, 2001) to October 31, 2005
Cash flows from operating activities
Net loss	$ (4,009,954)	$ (2,156,434)	$ (6,627,080)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	16,528	9,692	33,944
Mineral claim costs	-	343,085	343,085
Changes in assets and liabilities: Prepaid expenses	100,381	3,806	62,409
Deposits	(14,602)	(80)	(24,682)
Accounts payable & accrued expenses	118,774	162,509	209,076
Net cash used in operating activities	(3,788,873)	(1,637,422)	(6,003,248)

Cash flows from investing activities
Purchase of equipment	(149,929)	(36,398)	(191,440)
Net cash used in investing activities	(149,929)	(36,398)	(191,440)

Cash flows from financing activities
Proceeds from the issuance of common stock	5,052,732	2,686,930	7,839,662
Principle activity on notes payable	-	(25,000)	-
Net cash provided by financing activities	5,052,732	2,661,930	7,839,662

Net increase in cash and cash equivalents for period	1,113,930	988,110	1,644,974

Cash and cash equivalents, beginning of period	531,044	4,305	-

Cash and cash equivalents, end of period	$ 1,644,974	$ 992,415	$ 1,644,974

* Restated: see Note 12

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Gold Corp. (the “Company”) was formally Titanium Intelligence, Inc (“Titanium”).

Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. Until Titanium entered into the transaction to purchase Liberty Star Gold Corp. (“Liberty Star Nevada”), its focus consisted primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Parts of the Company’s website at http://www.titanium-intelligence.com commenced operation on April 2, 2002. Following a review and evaluation of the textile trade centre website business, Titanium’s board of directors determined to discontinue the website operations and change the focus of the Company’s business operations to become an exploration stage company engaged in the acquisition and exploration of mineral properties. Titanium was considered to be a development stage company. It had not generated any revenue from operations.

On January 19, 2004, we entered into an Agreement and Plan of Merger with Alaska Star Minerals LLC, James Briscoe and Paul Matysek (then the beneficial owners of Alaska Star Minerals LLC), Liberty Star Gold Corp. (then a private Nevada company wholly owned by Alaska Star Minerals LLC) and Liberty Star Acquisition Corp. (then our wholly owned Nevada subsidiary).

The Agreement and Plan of Merger provided for the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp. The acquisition was completed effective February 3, 2004 and Big Chunk Corp. (then a subsidiary of Liberty Star Gold Corp.) became the wholly owned subsidiary of Liberty Star Acquisition Corp. We acquired 100% of the issued and outstanding shares of Liberty Star Gold Corp. in exchange for the issuance of 17,500,000 shares of the Company’s common stock to Alaska Star Minerals LLC. The acquisition of Liberty Star Gold Corp. has been accounted for using the purchase method. Upon completion of the acquisition, we issued 17,500,000 shares of our common stock to Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares, of which approximately 46.7% were owned by Alaska Star Minerals LLC.

On February 5, 2004, Liberty Star Acquisition was merged into the Company through a parent/subsidiary merger completed pursuant to Nevada Revised Statute 92A.180. Also on February 5, 2004, the Company’s name was changed from Titanium Intelligence, Inc. to “Liberty Star Gold Corp.” Big Chunk Corp. is now our wholly-owned subsidiary.

On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Following completion of the above transaction pursuant to which the Company acquired 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska previously held by Liberty Star Nevada (the "Alaska Claims"). The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

These consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of capital stock and amounts due to related parties. Continued operations of the Company will be dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 2 – Interim Financial Statement Disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Gold Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual reports on Form 10-K for the year ended January 31, 2005 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Certain balances at October 31, 2004 have been reclassified from their original presentation for comparative purposes only. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2005 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operation for the three months ended October 31, 2005 and the nine months ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - Summary of significant accounting policies

The condensed consolidated financial statements of Liberty Star Gold Corp. have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At October 31, 2005, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $1,690,500.

Mineral claim costs

Mineral claim costs of carrying and retaining undeveloped properties are charged to expense as incurred.

Equipment

Equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Equipment is reviewed periodically for impairment.

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 3 - Summary of significant accounting policies - continued

Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

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

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental liabilities and has recorded no reserve for environmental expenditures.

Stock-Based Compensation

The Company accounts for stock options under Accounting Principles Board Opinion 25 (“APB 25”). Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted have an exercise price at least equal to the market value of the underlying common stock on the grant date. Alternatively, had the Company adopted the fair value provisions of SFAS No. 123, the fair value of each option granted would have been estimated at the date of grant and charged to compensation expense over the option’s service life. The fair value of options granted has been determined to be $0, based on the Black-Scholes Valuation method, see Note 6, and has no effect on the pro forma loss per share.

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2005, there were 2,623,342 potentially dilutive instruments outstanding.

Business acquisition

On January 19, 2004, we entered into an Agreement and Plan of Merger with Alaska Star Minerals LLC, James Briscoe and Paul Matysek (then the beneficial owners of Alaska Star Minerals LLC), Liberty Star Gold Corp. (then a private Nevada company wholly owned by Alaska Star Minerals LLC) and Liberty Star Acquisition Corp. (then our wholly owned Nevada subsidiary).

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 3 - Summary of significant accounting policies – continued

Business acquisition - continued

The Agreement and Plan of Merger provided for the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp. The acquisition was completed effective February 3, 2004 and Big Chunk Corp. (then a subsidiary of Liberty Star Gold Corp.) became the wholly owned subsidiary of Liberty Star Acquisition Corp. We acquired 100% of the issued and outstanding shares of Liberty Star Gold Corp. in exchange for the issuance of 17,500,000 shares of the Company’s common stock to Alaska Star Minerals LLC. The acquisition of Liberty Star Gold Corp. has been accounted for using the purchase method. Upon completion of the acquisition, we issued 17,500,000 shares of our common stock to Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares, of which approximately 46.7% were owned by Alaska Star Minerals LLC.

On February 5, 2004, Liberty Star Acquisition was merged into the Company through a parent/subsidiary merger completed pursuant to Nevada Revised Statute 92A.180. Also on February 5, 2004, the Company’s name was changed from Titanium Intelligence, Inc. to “Liberty Star Gold Corp.” Big Chunk Corp. is now our wholly-owned subsidiary.

On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Following completion of the above transaction pursuant to which the Company acquired 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska previously held by Liberty Star Nevada (the "Alaska Claims"). The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

These consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

The acquisition of Liberty Star Gold Corp. was accounted for by the purchase method of accounting. Titanium Intelligence, Inc. acquired mineral claims valued at $331,395, assumed liabilities of $313,895 and issued 17,500,000 shares valued at par. Mineral claim costs have been expensed as geological and geophysical costs in the statement of operations during the twelve month period ended January 31, 2005.

NOTE 4– Mineral Claims

The Company currently holds a 100% interest in 1,718 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”). The Company also holds 94 mineral claims covering approximately 23 miles in southwestern Alaska approximately 40 miles northeast of the northern boundary of the Big Chunk claims (the “Bonanza Hills Claims”). The Company also holds a 100% interest in 313 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes”).

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

NOTE 5– Common Stock

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to return all proceeds from the

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 5– Common Stock - continued

private placement in the event that we did not file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. We filed the Form SB-2 within the 60-day deadline. Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to develop our Alaska claims and for working capital.

On May 20, 2005, the Company issued 1,970 units as consulting fees in connection with the private placement completed on March 22, 2005. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years.

As of October 31, 2005 there were 3,888,687 one-half share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 1.39 years and an exercise price of $1.50 per whole warrant for one common share.

NOTE 6– Stock Based Compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and consultants after specific objectives are met. The options granted vest under various provisions, not to exceed two years.

Stock options outstanding at October 31, 2005 are as follows:

	Number of Options	Exercise Price
Outstanding, February 1, 2004	-	$-

Granted	704,000	1.678
Forfeited or expired	(25,000)	1.678
Exercised	-	-

Outstanding, January 31, 2005	679,000	1.678

Granted	-	-
Forfeited or expired	-	-
Exercised	-	-

Outstanding, October 31, 2005	679,000	1.678

Exercisable, at October 31, 2005	237,250	$1.678

The options have a weighted-average remaining contractual life of 9.16 years at October 31, 2005.

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

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 6– Stock Based Compensation - continued

The fair value of options granted to service providers is estimated as of the date of the grant utilizing the Black-Scholes option-pricing model with the same assumptions as above except for expected volatility of 50%. The estimated cost of the options as a result of these assumptions is $0.513 per option. There were 185,000 options issued to service providers valued at $94,350. Services were performed by October 31, 2005.

NOTE 7 – Related party transactions

The Company entered into the following transactions with related parties during the period ended October 31, 2005:

Paid or accrued $16,500 in rent. We rent these premises from JABA (US) Inc. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc. The Company rented the facility for $1,500 per month plus a pro rata share of utilities and maintenance from April 2004 through August 2005. In September 2005 the Company increased the amount of rented space and the rent increased to $3,000 per month plus a pro rata share of utilities and maintenance.

On May 23, 2005, a 1994 GMC long bed truck was purchased from James Briscoe for $10,095.

On October 6, 2005, a 1994 Isuzu sport utility vehicle was purchased from James Briscoe for $5,805.

NOTE 8 – Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be $384,800. At October 31, 2005, more than $384,800 has been paid that can be used to meet annual assessment requirements. The annual state rentals are $100 for each 1/4 section (~160 acres) claim and $25 for each 1/4 – 1/4 section (~40 acres) claim. State rentals for our Alaska claims for 2004 totalled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. At October 31, 2005 the rental of $95,250 have been paid. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Commitments for field work in Alaska during this fiscal year total $1,199,708 all of which has been paid at October 31, 2005.

The Company is required to pay annual rentals for its North Pipes mineral claims in the State of Arizona. The annual rentals are $125 per claim for the 2005 – 2006 year totalling approximately $39,125. At October 31, 2005 the 2005 rentals of $39,125 have been paid.

The Company entered into a vehicle lease in October 2005. The lease requires a downpayment of $5,458 and monthly payments of $392 through March 2009. At October 31, 2005 the Company paid $5,850 related to this lease.

Future minimum lease payments during the fiscal year ended:
January 31, 2007	$4,704
January 31, 2008	4,704
January 31, 2009	4,704
January 31, 2010	784
$14,896

NOTE 9 – Supplemental disclosures with respect to cash flows

There were no significant non-cash investing and financing transactions for the nine month period ended October 31, 2005.

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 10 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 11 – Going Concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2005.

NOTE 12 – Correction of an Accounting Principle

The Company is restating its financial statement due to a change from treating the acquisition of Liberty Star Gold Corp. in our financial statements, to account for the transaction as an acquisition of assets for fair value, using the purchase method of accounting rather than a reverse takeover. The transaction has now been accounted for using the purchase method of accounting because the stockholders associated with Liberty Star Acquisition Corp received 46.7% of outstanding common stock issued.

The effect of the amendment of the financial statement increased the net loss from inception (August 20, 2001) through January 31, 2005 by $148,102 or increased our cumulative loss $0.01 per share for the period then ended. This change is for the inclusion of prior Titanium Intelligence, Inc. losses. The effect on the net loss for the year ended January 31, 2005 was to increase the loss by $329,395, primarily exploration costs, which had previously been expensed in the period ended January 31, 2004, which is when they were incurred.

NOTE 13 – Quarterly Financial Data (Unaudited)

The following quarterly information, as presented below, has been restated pursuant to Note 12:

For the period ended	April 30, 2005	July 31, 2005	October 31, 2005
Assets	$ 5,323,253	$ 3,789,691	$ 1,852,593
Liabilities	145,408	422,356	215,091
Stockholders' equity	5,177,845	3,367,335	1,637,502
Revenue	-	-	-
Gross profit	-	-	-
Income (loss) from operations	(471,090)	(1,850,989)	(1,745,431)
Net income (loss)	(469,611)	(1,850,989)	(1,729,834)
Basic and diluted net loss per common share	(0.01)	(0.05)	(0.05)
Basic and diluted weighted average per	34,803,163	36,987,501	36,988,687
common shares outstanding

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 13 – Quarterly Financial Data (Unaudited) - continued

For the period ended	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Assets	$ 455,450	$ 1,813,697	$ 1,021,895	$ 691,041
Liabilities	57,022	152,067	193,431	96,317
Stockholders' equity	398,428	1,661,630	828,464	594,724
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(583,826)	(739,442)	(836,117)	(330,684)
Net income (loss)	(583,826)	(739,442)	(833,166)	(328,090)
Basic and diluted net loss per common share	(0.02)	(0.02)	(0.02)	(0.01)
Basic and diluted weighted average per	37,316,667	39,282,609	40,100,000	37,871,311
common shares outstanding

For the period ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Assets	$ 49,788	$ 41,466	$ 14,384	$ 16,820
Liabilities	31,465	37,260	20,298	45,917
Stockholders' equity	18,323	4,206	(5,914)	(29,097)
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(10,790)	(14,936)	(9,689)	(30,548)
Net income (loss)	(11,005)	(14,117)	(10,120)	(23,183)
Basic and diluted net loss per common share	(0.01)	(0.01)	(0.01)	(0.01)
Basic and diluted weighted average per
common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

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

As used in this quarterly report, the terms "we", "us", " Company", and "Liberty Star" mean Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

Acquisition of Liberty Star Gold Corp.

On January 19, 2004, we entered into an Agreement and Plan of Merger with Alaska Star Minerals LLC, James Briscoe and Paul Matysek (then the beneficial owners of Alaska Star Minerals LLC), Liberty Star Gold Corp. (then a private Nevada company wholly owned by Alaska Star Minerals LLC) and Liberty Star Acquisition Corp. (then our wholly owned Nevada subsidiary).

The Agreement and Plan of Merger provided for the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp. The acquisition was completed effective February 3, 2004 and Big Chunk Corp. (then a subsidiary of Liberty Star Gold Corp.) became the wholly owned subsidiary of Liberty Star Acquisition Corp. We acquired 100% of the issued and outstanding shares of Liberty Star Gold Corp. in exchange for the issuance of 17,500,000 shares of the Company’s common stock to Alaska Star Minerals LLC. The acquisition of Liberty Star Gold Corp. has been accounted for using the purchase method. Upon completion of the acquisition, we issued 17,500,000 shares of our common stock to Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares, of which approximately 46.7% were owned by Alaska Star Minerals LLC.

On February 5, 2004, Liberty Star Acquisition was merged into the Company through a parent/subsidiary merger completed pursuant to Nevada Revised Statute 92A.180. Also on February 5, 2004, the Company’s name was changed from Titanium Intelligence, Inc. to “Liberty Star Gold Corp.” Big Chunk Corp. is now our wholly-owned subsidiary.

On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business.

As a condition to the closing of the acquisition, we agreed to appoint James Briscoe and Jon Young as members of our board of directors on closing, and Chen (Jason) Wu and Paulo Martins agreed to and did tender their respective resignations as directors at the closing of the acquisition. James Briscoe and Jon Young were appointed to our board of directors on February 3, 2004. John Guilbert was appointed as one of our directors subsequent to the acquisition on February 5, 2004.

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the State of Alaska through our wholly-owned subsidiary, Big Chunk Corp. Since the acquisition of Liberty Star Gold and Big Chunk, the Company acquired 737 more claims covering approximately 184 square miles in the Big Chunk claim block. It has also acquired 94 new claims covering approximately 23.5 square miles in Bonanza Hills in southwestern Alaska approximately 65 miles from the village of Iliamna and about 40 miles northeast of the northern boundary of the Big Chunk claim block. These acquisitions bring the total of claims held by the Company in Alaska to 1812, covering approximately 444.5 square miles. These claims are 100% owned by the Registrant, with a 3% royalty due net income to the state of Alaska. State law also prescribes that after a 3.5-year exemption from state taxes, a metal mine is liable for a 15% state licensing tax on net income from the mine. We are currently engaged in exploration activities on the 1,812 mineral claims spanning approximately 444.5 square miles in Alaska. These Alaska claims are held in the name of our wholly-owned subsidiary, Big Chunk Corp.

As of October 31, 2005, we also have staked 313 mining claims in an area in Arizona, covering approximately 10.1 square miles on the Colorado Plateau Province of Northern Arizona, an area that we call the North Pipes project. The area is targeted for uranium mineralization but we have not allocated any exploration funds to our claims as yet. Our staking of these claims was based on estimates of mineralization for the area made by the U.S. Geological Survey. The claims are owned 100% by the Company and are not subject to any royalties.

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

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration would culminate in a feasibility study to ascertain if the mining of the minerals would be economical. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

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

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to obtain additional financing on commercially reasonable terms.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska.

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per quarter section must also be performed by us in order to keep the claims in good standing, or a total of $384,800 must be paid to maintain the claims in good standing. We conducted a detailed aeromagnetic geophysical survey and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional geotechnical studies including extensive geochemical sampling, IP geophysical surveying, diamond core drilling and interpretation of those studies have been conducted in 2004 and 2005. The approximate cost of these activities have been in excess of $2 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years. By the end of 2005, we expect to expend about $4,000,000 and these expenditures may also be applied to maintaining the claims in good standing.

In order to proceed with any drilling program, we have applied to the Alaska Department of Natural Resources, the Alaska Department of Conservation and the US Corps of Engineers and obtained the required permits. The permitting process was done through contractors based in Anchorage. The permit fees were less than $1,000 in total. The cost of contractors assisting with the permitting process was approximately $15,000. We have obtained drilling permits for the locations that we have identified for prospective drilling as a result of our initial exploration.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any potential resource or reserve at this time, it is impossible to assess the future impact of any capital expenditures on earnings or our competitive position.

Employees

Competition for outstanding explorationists is intense in the mining exploration business as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this amended quarterly report, we are employing four full time geologists, including our President and CEO, James Briscoe, and our VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel started on or about May 15 and will work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

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

We have incurred a net loss of $6,627,081 for the period from August 20, 2001 (inception) to October 31, 2005, and have no revenue to date. As of October 31, 2005, we had cash in the amount of $1,644,974. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing on commercially reasonable terms when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals and we face a high risk of business failure..

We plan to continue exploration on our Alaska and Arizona mineral properties and to acquire more mineral claims in these, and possibly other, areas. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of commercial quantities of minerals in our mineral claims. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities, if they arise, may have a material adverse effect on our financial position.

Because access to some of our mineral claims may be restricted by inclement weather, we may be delayed in our exploration.

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

There are several governmental regulations that materially restrict mineral exploration. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the States of

Alaska and Arizona. We may be required to obtain additional work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per quarter section must also be performed by us in order to keep the claims in good standing, or a total of $384,800 must be paid to maintain the claims in good standing. We conducted a detailed aeromagnetic geophysical survey and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional geotechnical studies including extensive geochemical sampling, IP geophysical surveying, diamond core drilling and interpretation of those studies have been conducted in 2004 and 2005. The approximate cost of these activities have been in excess of $1.8 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years. By the end of 2005, we expect to expend about $4,000,000 and these expenditures may also be applied to maintaining the claims in good standing.

In order to proceed with any drilling program, we have applied to the Alaska Department of Natural Resources, the Alaska Department of Conservation and the US Corps of Engineers for the required permits. The permitting process was done through contractors based in Anchorage. The permit fees were less than $1,000 in total. The cost of contractors assisting with the permitting process was approximately $15,000. We have obtained drilling permits for the locations that we have identified for prospective drilling as a result of our initial exploration.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any potential resource or reserve at this time, it is impossible to assess the impact of any future capital expenditures on earnings or our competitive position.

If our exploration costs are higher than anticipated, then our operations will be adversely affected.

If our exploration costs are greater than anticipated, then we will not be able to carry out all of our intended exploration of our mineral claims. Factors that could cause exploration costs to increase beyond expectations include adverse weather conditions, difficult terrain and shortages of qualified personnel.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Our competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, such issuance may result in a change in our control.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Overview

We are an exploration stage company engaged, through our wholly-owned Alaska subsidiary, Big Chunk Corp., in the acquisition of mineral claims and the exploration of 1,812 mineral claims spanning approximately 444.5 square miles in an area northwest of the village of Iliamna, on the north shore of Lake Iliamna in southwestern Alaska. We plan to ascertain whether the claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To the end of 2004, we completed a detailed aeromagnetic geophysical survey over the entire claim block, 9,303 sample geochemical survey over a 1 kilometer wide by 200 meter spacing over the entire claim block, a one month duration IP survey and a 4 hole scout diamond drill program between October 21 and October 31, 2004, in which we drilled 1,329 feet of diamond core. This program and subsequent interpretive work over the winter months has consumed approximately $2.5 million. In mid to late May, 2005, we commenced a work program to take place over the summer until October, 2005. The 2005 work program is budgeted at approximately $3,800,000 and to October 31, 2005, has consumed approximately $3,200,000.

As of October 31, 2005, we also have 313 mining claims covering approximately 10.1 square miles in northern Arizona. We call our project in this area the North Pipes project. The claims in the North Pipes Project are targeted for uranium mineralization but we have not allocated any exploration funds to them as yet. Our staking of these claims was based on estimates of mineralization for the area made by the U.S. Geological Survey. These claims are 100% owned by the Company with no royalties.

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

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to achieve operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the three month period ended October 31, 2005 was $0 and for the nine month period ended October 31, 2005 was $5,052,732.

In order to proceed with our plans after acquiring Liberty Star Gold Corp., we raised funds by way of three private placements of equity securities in our company. The first offering, in March 2004, consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering, in June 2004, consisted of 1,600,000 shares at a price of $1.25 per share for gross proceeds of $2,000,000. The third offering, in March 2005, consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to develop our Big Chunk property and for working capital. On May 20, 2005, we issued 985 units to each of Lafina Investment Ltd. and Michel Cornis as finder's fees in connection with the private placement.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Estimated Expenses For the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$3,836,000
Professional Fees	191,920
Investor Relations & Sales Related	322,800
Rent, Utilities & Insurance	103,450
General Administrative Expenses	98,220
Total	$4,552,390

As of October 31, 2005, we had $215,091 in current liabilities. We had a net loss of $1,729,834 for the three month period ended October 31, 2005 compared to a net loss of $833,166 for the three month period ended October 31, 2004, and a net loss of $4,009,954 for the nine months ended October 31, 2005 compared to a net loss of $2,156,434 for the nine month period ended October 31, 2004. Our total liabilities as of October 31, 2005 were $215,091 as compared to total liabilities of $193,431 as of October 31, 2004. The increase was due to the increased field work and drilling activity during the 2005 season. On March 22, 2005 we issued 3,886,717 shares of common stock and 3,886,717 common stock purchase warrants for gross proceeds of $5,052,732. We incurred expenses in the amount of $1,745,431 for the three month period ended October 31, 2005 compared to $836,117 for the three month period ended October 31, 2004 and $4,067,509 for the nine month period ended October 31, 2005 compared to $2,159,385 for the nine month period ended October 31, 2004. The increase in expenses was due to an expansion of exploration activity and related administrative costs. During the three month period ended October 31, 2005 we spent $1,487,352 on exploration of our Big Chunk property.

The results that we can accomplish with our current budgeted expenditures of $4,552,390 are limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

We have no arrangements in place for any additional financing and there is no assurance that we will be able to do so in the required amounts. Please refer to the section of this quarterly report entitled "Risk Factors" beginning on page 16 for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2005, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present operations or for our projected operations over the next 12 months.

Personnel

Competition for outstanding explorationists is intense in the mining exploration business as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this amended quarterly report, we are employing four full time geologists, including our President and CEO, James Briscoe, and our VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel started on or about May 15 and will work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our financial statements for the period ended October 31, 2005 reflect financial information for the period from February 1, 2005 to October 31, 2005, as well as from inception through October 31, 2005, and for the nine-month period ended October 31, 2004.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended October 31, 2005. Our accumulated equity at October 31, 2005 was $1,637,502. All exploration costs are expensed as incurred.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes to our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Date: December 14, 2005

By: /s/ Jon Young

Jon Young, Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Date: December 14, 2005