Form 10KSB/A
period 2005-01-31
LIBERTY STAR GOLD CORP
filed 2006-01-17
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 000-50071

LIBERTY STAR GOLD CORP.

(Name of small business issuer in its charter)

Nevada	90-0175540

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2766 N Country Club Road, Tucson, Arizona	85716

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (520) 731-8786

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

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

28,196,717 shares of Common Stock @ $1.44 (1) = $40,603,272

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

The reason for filing this 10-KSB/A is to restate the treatment of the acquisition of Liberty Star Gold Corp. in this annual report and our financial statements for the fiscal year ended January 31, 2005, to remove reference to that transaction as a reverse merger, reverse acquisition or a recapitalization and reclassify it as an acquisition of assets for fair value, as a result of revisions to our accounting treatment of the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp.

3

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts" or "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 6 of this report , that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we", "us" and "Company" , and "Liberty Star" mean our company , Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to United States Dollars unless otherwise indicated.

Business Development

We were incorporated August 20, 2001 in the State of Nevada, under the name "Titanium Intelligence, Inc." From incorporation until January 2004, we were a development stage company focused primarily on developing an Internet textile trade center website to facilitate the trade of textile products manufactured in China. We began to operate a textile trade center website on April 2, 2002. Our board of directors completed a review and evaluation of our textile trade center website business in December 2003 and determined in January 2004 to discontinue our textile trade center website operations and become an exploration stage company engaged in the acquisition and exploration of mineral properties through the acquisition of Liberty Star Gold Corp., a Nevada Company , and its subsidiary, Big Chunk Corp., an Alaska corporation pursuant to the Agreement and Plan of Merger with Alaska Star Minerals LLC described below.

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

Acquisition of Liberty Star Gold Corp.

On January 19, 2004, we entered into an Agreement and Plan of Merger with Alaska Star Minerals LLC, James Briscoe and Paul Matysek (then the beneficial owners of Alaska Star Minerals LLC) , Liberty Star Gold Corp. (then a private Nevada company wholly owned by Alaska Star Minerals LLC) and Liberty Star Acquisition Corp. (then our wholly owned Nevada subsidiary ).

The Agreement and Plan of Merger provided for the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp. The acquisition was completed effective February 3, 2004 and Big Chunk Corp. (then a subsidiary of Liberty Star Gold Corp.) became the wholly owned subsidiary of Liberty Star Acquisition Corp. We acquired 100% of the issued and outstanding shares of Liberty Star Gold Corp. in exchange for the issuance of 17,500,000 shares of the Company’s common stock to Alaska Star Minerals LLC. The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Upon completion of the acquisition, we issued 17,500,000 shares of our common stock to Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares, of which approximately 46.7% were owned by Alaska Star Minerals LLC.

On February 5, 2004, Liberty Star Acquisition was merged into the Company through a parent/subsidiary merger completed pursuant to Nevada Revised Statute 92A.180. Also on February 5, 2004, the Company’s name was changed from Titanium Intelligence, Inc. to “Liberty Star Gold Corp.” Big Chunk Corp. is now our wholly-owned subsidiary.

On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business following completion of the above transactions pursuant to which the Company indirectly acquired 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska (the "Alaska Claims"). The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Titanium Intelligence, Inc. acquired mineral claims, assumed liabilities of $313,895 and issued 17,500,000 shares valued at $15,925,000. The Company conducted a fair value assessment of the asset acquisition following the transaction date and determined the fair value of the mineral claims received was less than the value paid. The fair value was determined by an independent appraisal of the mineral claims. As a result the Company recorded an impairment loss of $15,907,500 in the same quarter as the asset acquisition.

As a condition to the closing of the acquisition , we agreed to appoint James Briscoe and Jon Young as members of our board of directors on closing, and Chen (Jason) Wu and Paulo Martins agreed to and did tender their respective resignations as directors at the closing of the acquisition . James Briscoe and Jon Young were appointed to our board of directors on February 3, 2004. John Guilbert was appointed as one of our directors subsequent to the acquisition on February 5, 2004.

On October 29, 2004 and as amended, Alaska Star Minerals, L.L.C., Briscoe Investments, LP, RLLP, Paul Matysek, Bedrock Capital Corporation Ltd., a Nevada corporation wholly owned and controlled by Paul Matysek, and the Company, agreed to the following:

1. that Alaska Star Minerals LLC would surrender to our company for cancellation 7,000,000 of our common shares;

2. that 1,750,000 shares would be transferred to Bedrock Capital Corporation in exchange for the redemption of Paul Matysek’s membership interest in Alaska Star Minerals LLC. Bedrock Capital Corporation Ltd. is owned by Paul Matysek; and,

3. that the 1,750,000 common shares to be issued to Bedrock Capital Corporation should be registered for resale on a Form SB-2 registration statement filed with the Securities and Exchange Commission.

1,750,000 shares of our common stock were transferred to Bedrock Capital Corporation Ltd. on November 19, 2004. Bedrock Capital Corporation Ltd. has subsequently sold 1,500,000 of its restricted common shares and has waived the requirement to register its shares. 7,000,000 shares of our common stock held by Alaska Star Minerals LLP were cancelled on November 22, 2004, leaving Alaska Star Minerals LLP with 8,750,000 shares of our common stock. The Membership Interest Redemption and Withdrawal Agreement and amendment, dated October 29, 2004 and November 19, 2004, are incorporated by reference as exhibits to this annual report on Form 10-KSB/A.

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

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage –we have not found any mineral resources in commercially exploitable quantities.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with surface examination by a professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration would culminate in a feasibility study ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors", beginning on page 6 of this annual report, for additional information about the risks of mineral exploration.

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

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per quarter section must also be performed by us in order to keep the claims in good standing, or a total of $384,800 must be paid to maintain the claims in good standing. We conducted a detailed aeromagnetic geophysical survey and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional geotechnical studies including extensive geochemical sampling, IP geophysical surveying, diamond core drilling and interpretation of those studies have been completed during 2004. The approximate cost of these activities has been in excess of $1.8 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years.

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

6

Competition

We are a mineral resource exploration stage company engaged in the business of mineral exploration. We compete with other mineral resource exploration stage companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration stage companies. The presence of competing mineral resource exploration stage companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete for mineral properties of merit with other exploration stage companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional mineral properties.

Many of the resource exploration stage companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration stage companies that may purchase resource properties or enter into joint venture agreements with junior exploration stage companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Employees

As of January 1, 2005, we had four full time employees and one part-time employee. However the mining exploration business is buoyant at the present time and is expected by senior mining experts to continue so for the near term. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this annual report, we are employing four full time geologists, including President and CEO, James Briscoe, and VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. We have also contracted the services of senior geologist, Dr. M. Silberman, who has more than 30 years of experience. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel will start about May 15 and work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

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

We have incurred a net loss of $18,524,626 for the period from August 20, 2001 (inception) to January 31, 2005, and have no revenue to date. As of January 31, 2005, we had cash in the amount of $531,044. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims.

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

We believe that our existing office facilities are adequate for our needs at least through the year end, January 31, 2006. Should we require additional space at any time, we believe that such space can be secured on commercially reasonable terms.

Our Alaska Mineral Claims Description of Property and Location of Alaska Claims

Our Alaska Claims consist of 981 State mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska. The property lies about 20 to 40 miles north of Lake Iliamna, and 15 to 30 miles northwest of the village of the same name. The only access to these Alaska Claims and the general area is by snowmobile in the winter, helicopter during any time of the year, or by foot.

Our Alaska Claims are Alaska State mining claims on State of Alaska owned (surface and mineral) land. State mineral claims in Alaska may be kept in good standing by incurring annual assessment work or by paying cash in lieu of assessment work in the amount of $400 per 160 acre quarter section claims or $100 per 40 acre mineral claim per year and by paying annual escalating state rentals. To keep our existing property in good standing, the annual assessment work or cash in lieu obligations total approximately $384,800. Sufficient work has been done to cover all requirements for 2005, 2006 and 2007. The annual state rentals are $100 for 160-acre quarter section claims and $25 for 40-acre quarter-quarter section claims. State rentals for our Alaska claims for 2004 totaled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our Alaska Claims are owned 100% by Big Chunk Inc., an Alaska corporation that in turn is owned 100% by us. The only royalties, payments or other encumbrances on the property are those owed to the State of Alaska as mentioned above. Federal taxes will be owed on profits made from mining on the property. The claims are owned 100% by Liberty Star Gold Corp. The only royalties, payments or other encumbrances on the property are those owed to the State of Alaska as mentioned above.

0
10
20
miles
0
15
30
kilometers
N
Port Alsworth
Nondalton
Iliamna
Pedro Bay
Newhalen
Koliganek
New Stuyahok
ALASKA
Anchorage
Igiugig
Lake Iliamna
Kvichak R.
Gulf
of
Alaska

Property Location Map

12

0 2.5 5
miles
0 5 10
kilometers
N
Nikabuna Lake
Chulitna R.
White Sox
Liberty Star claim boundary
Black Mtn.
Pebble deposit
Koktuli R.
Sharp Mtn.

Property Boundary and Place Names

13

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

The climate of the Iliamna area is similar to that of Anchorage. The mean daily maximum temperature in July is 62ºF and the mean daily minimum temperature in January is 8ºF. Average annual precipitation is 27 inches with most occurring as rainfall from June through August. The climate, while periodically harsh, is sufficiently moderate to allow mining to be conducted year-round. Tundra plant communities, mixtures of shrub and herbaceous plants, occupy the barren ground of the project area. Willow is commonly found only along streams and sparse patches of dense alder are confined to better-drained areas where coarse soils have developed. Poorly drained regions underlain by fine soils support only dwarf birch and grasses. Vast areas of undeveloped land exist for facility sighting and other developments to support a large open mining operation.

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

Claim Status

On November 9, 2004 we paid the applicable fees required by Alaskan mining regulations for the staking of the Alaska Claims, which will expire two years after the date we paid those fees. We are required to perform annual assessment work of

400 per quarter section in order to keep the claims in good standing. We conducted a detailed aeromagnetic geophysical survey and associated work at cost of $283,889 during the period January 10 through June 6, 2004. Additional geotechnical studies including extensive geochemical sampling, IP geophysical surveying, diamond core drilling and interpretation of those studies have been completed during 2004. The approximate cost of these activities has been in excess of $1.8 million may be applied towards maintaining the claims in good standing for 2004 and four additional years up to and including 2008 obligations.

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

Sampling Method and Approach

The holes are all NQ diameter core. Core was photographed prior to logging and again after splitting. The core was logged after the first pass of photography; lithology, alteration and mineralization were entered into an Access database form. Sample intervals were then assigned, with new sample intervals at every lithology break, and also at the strongest alteration and mineralization boundaries. Samples of 6.56 feet were the standard sample length between these breaks. After logging, the core was split with a diamond saw, half the core went back in the core boxes for permanent storage and half the core was put into clear polyethylene bags. The sample numbers from each batch were then randomized and the samples were gathered in that randomized order for shipment to the prep lab. The samples were then sent to ALS Chemex Labs in Fairbanks, Alaska for crushing and pulverization (lab preparation) into pulps. The pulps were then sent from there to ALS Chemex Labs (a certified laboratory) in Vancouver, British Columbia, Canada for assay.

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

Our common stock was listed and commenced trading on the OTC Bulletin Board on July 15, 2003 under the symbol "LBTS.OB". Since July 15, 2003, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board:

Quarter Ended	OTC Bulletin Board (1) High	Low
January 31, 2005	$2.14	$1.20
October 31, 2004	$1.74	$1.35
July 31, 2004	$1.86	$0.90
April 30, 2004 (2)	$1.82	$1.28
March 31, 2004 (3)	$2.50	$0.10
December 31, 2003 (4)	n/a	n/a

(1)	These prices were taken from Yahoo! Finance. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

(2)	These high and low bids are for the month of April only. On May 26, 2004, our company changed its fiscal year end to January 31 resulting in this one-month transition period for the reporting of high and low bids.

(3)	Reflects an 8:1 stock split.

(4)	During the period from the date of incorporation to December 31, 2003, there were no reported high or low bid prices for our common stock. The source of the high and low bid information for trading during this period is the OTC Bulletin Board.

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

Recent Sales of Unregistered Securities

On March 22, 2005, we completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to return all proceeds from the private placement in the event that we did not file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. We filed the Form SB-2 within the 60-day deadline. Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to develop our Alaska claims and for working capital.

On November 30, 2001, the Company issued 2,500,000 (20,000,000 post-consolidation) shares of common stock at a price of $0.04 ($0.005 post-consolidation) per share for total proceeds of $100,000.

On January 6, 2004, the Board of Directors executed an 8:1 forward stock split of the Company’s issued and outstanding common stock. In addition, the Company’s authorized share capital was increased to 200,000,000 shares of common stock from 25,000,000 shares of common stock while the par value remained unchanged. All references to the number of common shares and the per share amounts have been restated to give retroactive effect to the stock split for all periods presented

In March 2004 the Company completed two private placements, each consisting of 500,000 shares of common stock issued at a price of $1.00 per share for total proceeds of $1,000,000. Each private placement was settled by receipt of cash of $343,465, and the settlement of indebtedness of $156,535. The settlement of indebtedness totaling $313,070 related to amounts paid on behalf of Big Chunk by third parties. In June 2004 the Company completed a private placement consisting of 1,600,000 shares of common stock issued at a price of $ 1.25 for total proceeds of $2,000,000.

Equity Compensation Plan Information

As of January 31, 2005, we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
3,850,000	$1.67	3,171,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 22, 2004 the Company received and retired 7,000,000 shares that were returned from Alaska Star Minerals, LLC for which no cash was exchanged. The 7,000,000 shares were part of the original issuance of shares to affect the asset acquisition. These shares were issued in exchange for mineral claims and notes payable. The return of 7,000,000 shares was completed in order to remove one of the Alaska Star Minerals LLC owners from the asset acquisition when it was decided that he would not be employed by the Company. The receipt and retirement of these shares were reported at the market closing price on that date of $1.60 per share ($11,200,000), recorded as a reduction of common stock and additional paid-in capital.

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

21 PLAN OF OPERATIONS AND CASH REQUIREMENTS

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

We had cash and cash equivalents in the amount of $531,044 as of January 31, 2005. We had working capital of $570,629 as of January 31, 2005.

As at January 31, 2005, we had $96,317 in current liabilities. We had a net loss of $18,392,024 for the twelve month period ended January 31, 2005 compared to a net loss of $58,425 for the twelve-month period ended December 31, 2003. Our total liabilities and stockholders’ equity as of January 31, 2005 were $691,041 as compared to total liabilities and stockholders’ equity of $16,820 as of December 31, 2003. The increase was due to extensive exploration over the entire Big Chunk claim block between January 10, 2004 and January 31, 2005. Also, on March 25, 2004 we issued 1,000,000 shares of common stock for gross proceeds of $1,000,000. On June 16, 2004 we issued 1,600,000 shares of common stock for gross proceeds of $2,000,000. On March 22, 2005 we issued an additional 3,886,717 shares of common stock for gross proceeds of $5,052,732. We incurred expenses in the amount of $18,397,569 for the year ended January 31, 2005 compared to $3,505 for the month ended January 31, 2004 and $65,963 for the year ended December 31, 2003. During the twelve month period ended January 31, 2005 we spent $1,874,639 on exploration of our Big Chunk property.

Our total expenditures over the next twelve months are anticipated to be approximately $5,000,000. On March 22, 2005, we completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. As a condition of the private placement, we agreed to file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. Should a Form SB-2 not be filed within the 60 day deadline, we have agreed to return all proceeds from the private placement to the placees. We did file a Form SB-2 registration statement within the required time.

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

Personnel

As of January 1, 2005, we had four full time employees and one part-time employee. However the mining exploration business is buoyant at the present time and is expected by senior mining experts to continue so for the near term. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contract for technical workers during the summer field months. As of the date of this annual report, we are employing four full time geologists, including President and CEO, James Briscoe, and VP Exploration, Phil St. George, as well as two senior geologists, D. Brown and R. Macer, each having more than 30 years of experience and advanced degrees. We have also contracted the services of senior geologist, Dr. M. Silberman who has more than 30 years of experience. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and camp cook have been contracted as well. In all, there will be approximately 22 workers for the summer field season. These permanent and contracted personnel will start about May 15 and work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2005 through December 31, 2005 but particularly during the summer field season.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp.. Our financial statements for the period ended January 31, 2005 reflect financial information for the period from February 1, 2004 to January 31, 2005, as well as from inception through January 31, 2005, for the twelve-month period ended December 31, 2003 and the one-month period ended January 31, 2004.

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

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the year ended January 31, 2005. Our accumulated stockholders’ equity at January 31, 2005, was $594,724 and the net loss for the twelve-month period ended January 31, 2005 was $18,392,024. All of our exploration costs are expensed as incurred.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 in the Form 10-KSB. The significant accounting policies adopted by our company are as follows:

Transition period reporting

On May 26, 2004, our company reported its decision to change its fiscal year end from December 31 to January 31. This action created a "transition period" (as defined), which is the one month period ended January 31, 2004. Under the SEC’s reporting rules, a registrant is not required to file a separate transition report for transition periods that do not exceed one month. Rule 13a-10 of the Securities and Exchange Act of 1934 (as amended) requires registrants that have a transition period of one month or less to include audited financial statements for that transition period in the first audited financial statements filed thereafter. Accordingly, our company’s January 31, 2004 audited consolidated statements of operations and cash flows for the one month transition period then ended are included in accompanying financial statements.

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

Cash and cash equivalents

Our company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Our company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits.

Mineral claim costs

Mineral claim costs of carrying and retaining undeveloped properties are charged to expense as incurred.

Equipment

Equipment is stated at cost. Our company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the double declining balance method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized.

Accounting for the impairment of long-lived assets and long-lived assets to be disposed of:

Our company reviews property, equipment and land for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Environmental expenditures

The operations of our company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon our company are not predictable. Our company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”.

Stock-based compensation

Our company accounts for stock options under Accounting Principles Board Opinion 25 (“APB 25”). Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, had we adopted the fair value provisions of SFAS No. 123, the fair value of each option granted would have been estimated at the date of grant and charged to compensation expense over the option’s service life. The fair value of options granted has been determined to be $0, based on the Black-Scholes Valuation method, see Note 5, and has no effect on the pro forma loss per share.

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of change in tax rates is recognized in income in the period that enactment occurs. To the extent that our company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2005, there were 679,000 potentially dilutive instruments outstanding. There were no dilutive potential shares for the one month transition period ended January 31, 2004 or for the twelve months ended December 31, 2003

New Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on our company’s financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on the Company’s financial position or results of operations.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of January 31, 2005

    Consolidated Statements of Operations for the year ended January 31, 2005, the one month transition period ended January 31, 2004 ,the twelve month period ended December 31, 2003 and the period from inception (August 20,
2001) to January 31, 2005

Consolidated Statement of Stockholders' Equity for the period from inception (August 20, 2001) to January 31, 2005

    Consolidated Statements of Cash Flows for the year ended January 31, 2005, the one month transition period ended January 31, 2004, the twelve month period ended December 31, 2003 and for the period from inception (August
20, 2001) to January 31, 2005

Notes to the Consolidated Financial Statements

27

Report of Independent Registered Public Accounting Firm

Board of Directors Liberty Star Gold Corp.

We have audited the accompanying consolidated balance sheet of Liberty Star Gold Corp. as of January 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended., the one month period ended January 31, 2004 and the cumulative period from inception (August 20, 2001) through January 31, 2005, These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2005, and the results of its operations, changes in stockholders’ equity, its cash flows for the year then ended, and the one month period ended January 31, 2004 and the cumulative period from inception (August 20, 2001) through January 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. As discussed in Note 15 to the consolidated financial statements, the financial statements have been restated in relation to the correction of the application of an accounting principle.

/s/ Semple & Cooper, LLP
Phoenix, Arizona
April 13, 2005, except as to Note 15, as to which the date is October 18, 2005

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Liberty Star Gold Corp. (formerly Titanium Intelligence, Inc.) (A Development Stage Company)
Port Moody, BC, Canada

We have audited the accompanying statements of operations, stockholders’ equity (deficiency in assets) and cash flows for the year ended December 31, 2003, for Liberty Star Gold Corp. (formerly Titanium Intelligence, Inc.) (A Development Stage Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2003, of Liberty Star Gold Corp. (formerly Titanium Intelligence, Inc) (A Development Stage Company), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses totaling $129,097 from inception (August 20,2001) to December 31, 2003, has a deficiency in assets and a negative working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A. Certified Public Accountants

Miami, Florida March 26, 2004

LIBERTY STAR GOLD CORP. (FORMERLY TITANIUM INTELLIGENCE, INC.) (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEET January 31, 2005 Restated (Note 15)

ASSETS

Current:
Cash and cash equivalents	$531,044
Prepaid expenses	125,822
Deposits	10,080

Total current assets	666,946

Equipment, net	24,095

Total assets	$691,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Accounts payable and accrued liabilities	$96,317

Total current liabilities	96,317

Commitments – (Note 9)	-

Stockholders’ equity (Note 4)
Common stock - $.001 par value; 200,000,000 shares authorized;
33,100,000 issued and outstanding	33,100
Additional paid-in capital	7,886,250
Deficit accumulated during the exploration stage	(7,324,626)

Total stockholders’ equity	594,724

Total liabilities and stockholders’ equity	$691,041

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.
(FORMERLY TITANIUM INTELLIGENCE, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
Restated *
	Restated * For the twelve months ended January 31, 2005	Restated * For the one month period ended January 31, 2004	For the twelve months ended December 31, 2003	Restated * Cumulative from date of inception (August 20, 2001) to January 31, 2005

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	1,874,639	-	-	1,874,639
Salaries and benefits	153,104	-	-	153,104
Accounting and auditing	90,324	94	-	90,418
Advertising	72,846	180	-	73,026
Depreciation	17,416	-	-	17,416
Legal	51,618	-	-	51,618
Professional services	32,097	3,000	49,006	143,992
Office	179,033	231	16,957	200,685
Travel	18,992	-	-	26,242
Impairment loss	15,907,500	-	-	15,907,500

Net operating expenses	18,397,569	3,505	65,963	18,538,640

Other income
Interest income	5,545	-	67	6,143
Foreign exchange gain	-	-	105	505
Gain on settlement of debt to
related party	-	-	7,366	7,366

Total other income	5,545	-	7,538	14,014

Net loss	$(18,392,024)	$(3,505)	$(58,425)	$(18,524,626)

Basic and diluted net loss per share of
common stock	$(0.48)	$(0.00)	$(0.00)	$(0.74)

Weighted average number of shares
of common stock outstanding	37,871,311	20,000,000	20,000,000	25,191,190

*Restated: see Note 15

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP. (FORMERLY TITANIUM INTELLIGENCE, INC.) (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) Restated (Note 15)
				Deficit accumulated during the exploration stage
					Total stockholders’ equity (deficit)
			Additional paid-in capital
	Common stock

	Shares	Amount

Balance, August 20, 2001	-	$-	$-	$-	$-
(Date of inception)
Common stock issued for cash,
November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception
to December 31, 2001	-	-	-	(5,061)	(5,061)

Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period
ended December 31, 2002	-	-	-	(65,611)	(65,611)

Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period
ended December 31, 2003	-	-	-	(58,425)	(58,425)

Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition
period ended January 31, 2004	-	-	-	(3,505)	(3,505)

Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004 (Note 1)	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock
private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock
private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period
ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)

Balance, January 31, 2005	33,100,000	$33,100	$7,886,250	$(7,324,626)	$594,724

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.
(FORMERLY TITANIUM INTELLIGENCE, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Restated * For the twelve months ended January 31, 2005	Restated * For the one month period ended January 31, 2004	For the twelve months ended December 31, 2003	Restated * Cumulative from date of inception (August 20, 2001) to January 31, 2005

Cash flows from operating activities
Net loss	$(18,392,024)	$(3,505)	$(58,425)	$(18,524,626)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation expense	17,416	-	-	17,416
Mineral claim costs	343,085	-	-	343,085
Impairment loss	15,907,500	-	-	15,907,500
Changes in assets and liabilities:
Prepaid expenses		(6,500)	-	(37,972)
Deposits		-	-	(10,080)
Accounts payable & accrued expenses	71,895	(2,510)	(9,352)	90,302

Net cash used in operating activities	(2,093,680)	(12,515)	(67,777)	(2,214,375)

Cash flows from investing activities
Purchase of equipment		-	-	(41,511)

Net cash used in investing activities		-	-	(41,511)

Cash flows from financing activities
Proceeds from the issuance of
common stock	2,686,930	-	-	2,786,930
Principle activity on notes payable	(25,000)	-	25,000	-

Net cash provided by financing activities	2,661,930	-	25,000	2,786,930

Net increase in cash and cash equivalents
for period	526,739	(12,515)	(42,777)	531,044
Cash and cash equivalents,
beginning of period	4,305	16,820	59,597	-

Cash and cash equivalents, end of period	$531,044	$4,305	$16,820	$531,044

* Restated: see Note 15

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Gold Corp. (the “Company”) was formally Titanium Intelligence, Inc (“Titanium”).

Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. Until Titanium entered into the transaction to purchase Liberty Star Gold Corp. (“Liberty Star Nevada”), its focus consisted primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Parts of the Company’s website at http://www.titanium-intelligence.com commenced operation on April 2, 2002. Following a review and evaluation of the textile trade centre website business, Titanium’s board of directors determined to discontinue the website operations and change the focus of the Company’s business operations to become an exploration stage company engaged in the acquisition and exploration of mineral properties. Titanium was considered to be a development stage company in the internet textile trade business as it had not generated any revenue from internet textile trade operations.

On January 19, 2004, we entered into an Agreement and Plan of Merger with Alaska Star Minerals LLC, James Briscoe and Paul Matysek (then the beneficial owners of Alaska Star Minerals LLC), Liberty Star Gold Corp. (then a private Nevada company wholly owned by Alaska Star Minerals LLC) and Liberty Star Acquisition Corp. (then our wholly owned Nevada subsidiary).

The Agreement and Plan of Merger provided for the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp. The acquisition was completed effective February 3, 2004 and Big Chunk Corp. (then a subsidiary of Liberty Star Gold Corp.) became the wholly owned subsidiary of Liberty Star Acquisition Corp. We acquired 100% of the issued and outstanding shares of Liberty Star Gold Corp. in exchange for the issuance of 17,500,000 shares of the Company’s common stock to Alaska Star Minerals LLC. The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Upon completion of the acquisition, we issued 17,500,000 shares of our common stock to Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares, of which approximately 46.7% were owned by Alaska Star Minerals LLC.

On February 5, 2004, Liberty Star Acquisition was merged into the Company through a parent/subsidiary merger completed pursuant to Nevada Revised Statute 92A.180. Also on February 5, 2004, the Company’s name was changed from Titanium Intelligence, Inc. to “Liberty Star Gold Corp.” Big Chunk Corp. is now our wholly-owned subsidiary.

On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business following completion of the above transactions pursuant to which the Company indirectly acquired 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska (the "Alaska Claims"). The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements. The significant accounting policies adopted by the Company are as follows:

Transition period reporting

On May 26, 2004, the Company reported its decision to change its fiscal year end from December 31 to January 31. This action created a "transition period" (as defined), which is the one month period ended January 31, 2004. Under the SEC’s reporting rules, a registrant is not required to file a separate transition report for transition periods that do not exceed one month. Rule 13a-10 of the Securities and Exchange Act of 1934 (as amended) requires registrants that have a transition period of one month or less to include audited financial statements for that transition period in the first audited financial statements filed thereafter. Accordingly, the Company’s January 31, 2004 audited consolidated statements of operations and cash flows for the one month transition period then ended are included in accompanying financial statements.

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

Reclassifications

Certain balances as of and for the year ended December 31, 2003 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. As at January 31, 2005, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $450,000.

Mineral claim costs

Mineral claim costs of carrying and retaining undeveloped properties are charged to expense as incurred.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Equipment

Equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the double declining balance method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Useful lives range from 3 to 7 years.

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

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures.

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2005, there were 679,000 potentially dilutive instruments outstanding. There were no dilutive potential shares for the one month transition period ended January 31, 2004 or for the twelve months ended December 31, 2003.

Asset acquisition

On January 19, 2004, we entered into an Agreement and Plan of Merger with Alaska Star Minerals LLC, James Briscoe and Paul Matysek (then the beneficial owners of Alaska Star Minerals LLC), Liberty Star Gold Corp. (then a private Nevada company wholly owned by Alaska Star Minerals LLC) and Liberty Star Acquisition Corp. (then our wholly owned Nevada subsidiary).

The Agreement and Plan of Merger provided for the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp. The acquisition was completed effective February 3, 2004 and Big Chunk Corp. (then a subsidiary of Liberty Star Gold Corp.) became the wholly owned subsidiary of Liberty Star Acquisition Corp. We acquired 100% of the issued and outstanding shares of Liberty Star Gold Corp. in exchange for the issuance of 17,500,000 shares of the Company’s common stock to Alaska Star Minerals LLC. The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Upon completion of the acquisition, we issued 17,500,000 shares of our common stock to Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares, of which approximately 46.7% were owned by Alaska Star Minerals LLC.

On February 5, 2004, Liberty Star Acquisition was merged into the Company through a parent/subsidiary merger completed pursuant to Nevada Revised Statute 92A.180. Also on February 5, 2004, the Company’s name was changed from Titanium Intelligence, Inc. to “Liberty Star Gold Corp.” Big Chunk Corp. is now our wholly-owned subsidiary.

On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business following completion of the above transactions pursuant to which the Company indirectly acquired 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska (the "Alaska Claims"). The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

These consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Titanium Intelligence, Inc. acquired mineral claims, assumed liabilities of $313,895 and issued 17,500,000 shares valued at $15,925,000. The Company conducted a fair value assessment of the asset acquisition following the transaction date and determined the fair value of the mineral claims received was less than the value paid. The fair value was determined by an independent appraisal of the mineral claims. As a result the Company recorded an impairment loss of $15,907,500 in the same quarter as the asset acquisition. Mineral claim costs of $331,395 have been expensed as geological and geophysical costs in the statement of operations during the twelve

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Asset acquisition - continued

month period ended January 31, 2005. The impairment loss of $15,907,500 has been expensed and included in the statement of operations during the twelve month period ended January 31, 2005.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Recently issued accounting standards - continued

pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on the Company’s financial position or results of operations.

NOTE 3 – Mineral claims

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

NOTE 4 – Common stock

On November 30, 2001, the Company issued 2,500,000 (20,000,000 post stock split) shares of common stock at a price of $0.04 ($0.005 post stock split) per share for total proceeds of $100,000.

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

On November 22, 2004 the Company received and retired 7,000,000 shares that were returned from Alaska Star Minerals, LLC for which no cash was exchanged. The 7,000,000 shares were part of the original issuance of shares to affect the asset acquisition. These shares were issued in exchange for mineral claims and notes payable. The return of 7,000,000 shares was completed in order to remove one of the Alaska Star Minerals LLC owners from the asset acquisition when it was decided that he would not be employed by the Company. The receipt and retirement of these shares were reported at the market closing price on that date of $1.60 per share ($11,200,000), recorded as a reduction of common stock and additional paid-in capital.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5 – Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and consultants after specific objectives are met. The options granted vest under various provisions, not to exceed two years.

Stock options outstanding at January 31, 2005 are as follows:

	Number of
	Options	Exercise Price

Outstanding, February 1, 2004	-	$-
Granted	704,000	1.678
Forfeited or expired	(25,000)	1.678
Exercised	-	-

Outstanding, January 31, 2005	679,000	1.678

Exercisable, at January 31, 2005	135,000	$1.678

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

NOTE 6 – Income taxes

As of January 31 the deferred tax asset is as follows:
2005

Net Operating Loss Carryforwards	$1,047,000

1,047,000
Less valuation allowance	(1,047,000)

$-

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Income taxes - continued

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. When the Company demonstrates the ability to generate taxable income, management will reevaluate the allowance. The change in the valuation allowance of $ 994,000 in the year ended January 31, 2005 represents the benefit of the current year net operating loss .

The Company has a federal net operating loss carry-forward of approximately $ 2,600,000 that is available to offset future taxable income that expires at various dates through 2025.

NOTE 7 – Due to related parties

During the year ended December 31, 2003, the Company settled an amount of $10,366 due to an officer of the Company by paying $3,000 and the officer in return forgave the remaining balance of $7,366 and released the Company from all obligations to repay this amount. This resulted in a gain on settlement of debt of $7,366 which was recorded in the statement of operations. The advances were made to pay organizational and operating expenses.

At December 31, 2003 there was an unsecured, non-interest bearing note payable to the then President of the Company in the amount of $25,000. It was repaid on April 1, 2004.

NOTE 8 – Related party transactions

The Company entered into the following transactions with related parties during the period ended January 31, 2005:

Paid or accrued $ 10,980 of management fees to a company controlled by a common director.

Paid or accrued $ 3,147 of office expenses to a company with a common director.

Paid or accrued $ 1,000 of travel advance to a director.

Paid or accrued $15,000 in rent. We rent these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance, beginning in April, 2005. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc.

The Company entered into the following transactions with related parties during the period ended January 31, 2004:

Paid or accrued $3,000 of management fees to a company controlled by a common director.

The Company entered into the following transactions with related parties during the period ended December 31, 2003.

Paid or accrued $11,750 of management fees to a company controlled by the then president of the company.

Paid or accrued $152 of office and miscellaneous expense to a company with a common director.

Paid or accrued $7,250 of travel expenses to a then officer of the Company.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9 – Commitments

On October 24, 2003, the Company entered into an agreement with Sundance Capital Corp. (“Sundance”), a company controlled by the then President, for a period of three months whereby Sundance agreed to provide certain management services. As consideration, the Company paid $5,000 upon execution and agreed to pay $3,000 per month, plus reasonable expenses (not to exceed $250 per month). During January 2004, this agreement was automatically renewed for a term of three months.

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be $384,800. At January 31, 2005, more than $384,800 has been paid that can be used to meet annual assessment requirements. The annual state rentals are $100 for each 1/4 section (~160 acres) claim and $25 for each 1/4 – 1/4 section (~40 acres) claim. State rentals for our Alaska claims for 2004 totaled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Commitments for field work in Alaska during the next fiscal year total $1,199,708. A deposit of $10,000 was paid as of January 31, 2005.

NOTE 10 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2005 were as follows:

a)	Issued 17,500,000 shares of common stock on the purchase of Big Chunk and its mineral claims (Note 1 – $15,925,000).

b)	Issued 313,070 shares of common stock, valued at $313,070, on the settlement of indebtedness.

c)	Warrants issued of $94,350 to service providers.

d)	Received and retired 7,000,000 shares of common stock recorded at $11,690,000 (Note 4).

Non-cash financing activities for the one month period ended January 31, 2004 were as follows:

a) Recorded a note payable in the amount of $313,070 for direct payment of exploration costs.

NOTE 11 – Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

NOTE 12 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13 – Subsequent events

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to return all proceeds from the private placement in the event that we did not file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. We filed the Form SB-2 within the 60-day deadline . Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to develop our Alaska claims and for working capital.

NOTE 14 – Going concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined.

Management has secured approximately $5,000,000 in additional financing to fund further exploration activity, the financing is contingent on the successful completion of a registration statement. If the registration statement is not completed on a timely basis, the private placement is subject to rescission. The Company has filed a registration statement within the required time . The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 15 – Correction of an accounting principle

The Company is restating its financial statement due to a change from treating the acquisition of Liberty Star Gold Corp. in our financial statements, to account for the transaction as an acquisition of assets for fair value.

The effect of the amendment of the financial statement increased the net loss from inception (August 20, 2001) through January 31, 2005 by $16,055,602 or increased our cumulative loss $0.67 per share for the period then ended. This change is for the inclusion of prior Titanium Intelligence, Inc. losses and the impairment loss resulting from the asset acquisition. The effect of the amendment of the financial statement increased the net loss for the year ended January 31, 2005 by $16,236,895 or increased our net loss $0.42 per share. This change is for the inclusion of $329,395 of exploration costs, which had previously been expensed in the period ended January 31, 2004, which is when they were incurred and the inclusion of the $15,907,500 impairment loss resulting from the asset acquisition.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC. (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 16 – Quarterly Financial Data (Unaudited)

The following quarterly information, as presented below, has been restated pursuant to Note 15:

For the period ended	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005

Assets	$ 455,450	$ 1,813,697	$1,021,895	$691,041
Liabilities	57,022	152,067	193,431	96,317
Stockholders' equity	398,428	1,661,630	828,464	594,724
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(16,491,326)	(739,442)	(836,117)	(330,684)
Net income (loss)	(16,491,326)	(739,442)	(833,166)	(328,090)
Basic and diluted net loss per common share	(0.44)	(0.02)	(0.02)	(0.01)
Basic and diluted weighted average per	37,316,667	39,282,609	40,100,000	33,100,000
common shares outstanding

For the period ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Assets	$ 49,788	$ 41,466	$14,384	$16,820
Liabilities	31,465	37,260	20,298	45,917
Stockholders' equity	18,323	4,206	(5,914)	(29,097)
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(10,790)	(14,936)	(9,689)	(30,548)
Net income (loss)	(11,005)	(14,117)	(10,120)	(23,183)
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average per
common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being January 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

James Briscoe - Chief Executive Officer, President, Chairman of the Board and Director

Mr. Briscoe was appointed as our Chief Executive Officer, President, Chairman and a director on February 3, 2004. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. From 1996 to April 2005, Mr. Briscoe was the Vice President Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe is also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. and President of Compania Minera JABA, S.A. de C.V. in Mexico. From 1992 to 2002, Mr. Briscoe served as an officer/director of three TSX Venture Exchange public companies in Canada.

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

Item 10.	EXECUTIVE COMPENSATION.

Following are the particulars of compensation paid or accruing to our officers, as a group, for our last three fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation (1)			All Other Compen- sation
		Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)(1)	Awards Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	Payouts LTIP Payouts (US$)
James Briscoe (2) President, CEO, Chairman and Director	2005 2004 2003	84,144 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Gary Musil (3) Secretary and Director, Former President and CEO	2005 2004 2003	Nil Nil N/A	Nil Nil N/A	Nil $ 11,750 (4) N/A	17,000(6) Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Paulo Martins (5) Former Director and CEO	2005 2004 2003	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Jon R. Young Director, Treasurer and CFO	2005 2004 2003	31,500 Nil Nil	Nil N/A N/A	Nil N/A N/A	120,000(6) N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A

(1) The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Mr. Briscoe was appointed as a director and officer on February 3, 2004.
(3)	Mr. Musil served as our chief executive officer until February 3, 2004.
(4)	We paid management consulting fees to Sundance Capital Group, Inc., a private company directed by Mr. Musil, our secretary and one of our directors, for accounting, financial and administrative services provided to our company by Sundance at the rate of $3,000 per month, plus reasonable expenses from October 24, 2003 to January 24, 2004. The management agreement was extended for a further three months until April 24, 2004. This agreement was not renewed but is now paid on an advisory basis for work performed.
(5)	Mr. Martins served as our chief executive officer until October 24, 2003.
(6)	These options were granted on December 27, 2004, and are exercisable at a price of $1.67 per share until December 27, 2014, and vest on the basis of 25% of the options on each of the 6 month anniversaries from the date of granting.

Option/SAR Grants in the last fiscal year

During the year ended January 31, 2005 we granted the following stock options to our directors and officers:

Name	Number of Securities Underlying Options/ SARs Granted (#)(1)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Jon Young	120,000 (2) (3)	17.05%	$ 1.67	December 27, 2014
Gary Musil	17,000(2) (3)	2.42%	$ 1.67	December 27, 2014
John Guilbert	80,000(2) (3)	11.36%	$ 1.67	December 27, 2014

(1)	Calculated on the basis of the total number of new options awarded during the year (704,000) .
(2)	Granted on December 27, 2004 pursuant to the 2004 Stock Option Plan.
(3)	These options vest on the basis of 25% of the options on each of the 12 and 24 month anniversaries from the date of granting.

The following table sets forth for each director and officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of January 31, 2005.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number Underlying of Securities Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the- Money Options/SARs at Fiscal Year-End(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. Young	Nil	Nil	Nil	120,000	$0	$30,000
G. Musil	Nil	Nil	Nil	17,000	$0	$4,250
J. Guilbert	Nil	Nil	Nil	80,000	$0	$20,000

(1)   The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of January 31, 2005 ($1.92 per share on NASD OTCBB) and the exercise price of the individual's options ($1.67), or $0.25.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

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

We entered into a management consulting agreement with Sundance Capital Group, Inc., a private company directed by Mr. Musil, our secretary and director, for accounting, financial and administrative services provided to our company by Sundance at the rate of $3,000 per month, plus reasonable expenses. The current term of this agreement expired April 24, 2004 and was not renewed.

COMPENSATION PLANS

As of January 31, 2005, we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our stockholders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
3,850,000	$1.67	3,171,000

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

52

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

On closing of our acquisition of Liberty Star Gold Corp., on February 3, 2004 , we issued to Alaska Star Minerals LLC, an Arizona limited liability company, a total of 17,500,000 shares of our common stock. James Briscoe, our president and chairman, owns a 100% beneficial interest in Alaska Star Minerals LLC. See the section of this annual report entitled "Description of Business" at page 3, for a complete description of this transaction.

Gary Musil, our secretary and a director, advanced $25,000 to us in 2003 in order to fund operating expenses. These funds were advanced as a loan. The loan was non-interest bearing, was unsecured and was without any fixed terms of repayment. The loan was repaid as of December 31, 2004.

On October 24, 2003, our company entered into an agreement with Sundance Capital Corp. (“Sundance”), a company controlled by the President, for a period of three months whereby Sundance agreed to provide certain management services. As consideration, we paid $5,000 upon execution and agreed to pay $3,000 per month, plus reasonable expenses (not to exceed $250 per month). During January 2004, this agreement was automatically renewed for a term of three months.

Item 13.	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.1	Management Agreement between Titanium Intelligence, Inc. and Sundance Capital Group, Inc. dated October 24, 2003(2)
10.2	Merger Agreement dated effective January 19, 2004 among Titanium Intelligence, Inc., Liberty Star Gold Corp., Liberty Star Acquisition Corp., Alaska Star Minerals LLC, James Briscoe and Paul Matysek(3)
10.3	Termination Agreement dated effective January 30, 2004 with Zhejiang Weilain Group Company(5)
10.4	Form of Subscription Agreement for June 2004 private placement(5)
10.5	Form of Registration Rights Agreement for June 2004 private placement(5)
10.6	Membership Interest Redemption and Withdrawal Agreement dated October 29, 2004 between Alaska Star Minerals, LLC, Briscoe Investments, LP, RLLP, and Paul Maty/R>
10.7	Amendment to Membership Interest Redemption and Withdrawal Agreement dated November 19, 2004 between Alaska Star Minerals, LLC, Briscoe Investments, LP, RLLP, Paul Matysek, Bedrock Capital Corporation Ltd. and Liberty Star Gold Corp. (6)
14.1	Code of Ethics(4)
21.1	Subsidiaries:

Exhibit Number	Description of Exhibit
Big Chunk Corp.
23.1 *	Consent of Semple & Cooper, LLP
31.1 *	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2 *	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1 *	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2 *	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.

(6)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on May 13, 2005.

* Filed herewith.

Item 14.	Principal Accountants Fees and Services.

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

54

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Semple & Cooper, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee (which consists of our entire board of directors); or
- entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

55

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By: /s/ James Briscoe
James Briscoe
Chief Executive Officer,
President and Director
(Principal Executive Officer)
Dated: January 12, 2006

By: /s/ Jon Young
Jon Young
Chief Financial Officer and Director
(Principal Financial Officer
and Principal Accounting Officer)
Dated: January 12, 2006

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Briscoe
James Briscoe
Chief Executive Officer,
President and Director
(Principal Executive Officer)
Dated: January 12, 2006

By: /s/ Jon Young
Jon Young
Chief Financial Officer and Director
(Principal Financial Officer
and Principal Accounting Officer)
Dated: January 12, 2006

By: /s/ Gary Musil
Gary Musil
Secretary and Director
Dated: January 12, 2006

By: /s/ John Guilbert Dr. John Guilbert Director Dated: January 12, 2006 By: /s/ Phil St. George Phil St. George Director Dated: January 12, 2006