Form 10KSB/A
period 2005-01-31
LIBERTY STAR GOLD CORP
filed 2006-01-24
CIK 1172178

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

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts" or "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 6 of this report, that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we", "us" and "Company", and "Liberty Star" mean our company, Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to United States Dollars unless otherwise indicated.

Business Development

We were incorporated August 20, 2001 in the State of Nevada, under the name "Titanium Intelligence, Inc." From incorporation until January 2004, we were a development stage company focused primarily on developing an Internet textile trade center website to facilitate the trade of textile products manufactured in China. We began to operate a textile trade center website on April 2, 2002. Our board of directors completed a review and evaluation of our textile trade center website business in December 2003 and determined in January 2004 to discontinue our textile trade center website operations and become an exploration stage company engaged in the acquisition and exploration of mineral properties through the acquisition of Liberty Star Gold Corp., a Nevada Company, and its subsidiary, Big Chunk Corp., an Alaska corporation pursuant to the Agreement and Plan of Merger with Alaska Star Minerals LLC described below.

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

/s/ Dohan and Company, P.A.

Certified Public Accountants

Miami, Florida

March 26, 2004

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

January 31, 2005

Restated (Note 15)

ASSETS

Current: Cash and cash equivalents Prepaid expenses Deposits	$531,044 125,822 10,080
Total current assets	666,946

Equipment, net	24,095

Total assets	$691,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current: Accounts payable and accrued liabilities	$96,317
Total current liabilities	96,317

Commitments – (Note 9)	-

Stockholders’ equity (Note 4)
Common stock - $.001 par value; 200,000,000 shares authorized;
33,100,000 issued and outstanding	33,100
Additional paid-in capital	7,886,250
Deficit accumulated during the exploration stage	(7,324,626)
Total stockholders’ equity	594,724

Total liabilities and stockholders’ equity	$691,041

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

Restated *

	Restated * For the twelve months ended January 31, 2005	Restated * For the one month period ended January 31, 2004	For the twelve months ended December 31, 2003	Restated * Cumulative from date of inception (August 20, 2001) to January 31, 2005
Revenues	$ -	$ -	$ -	$ -

Expenses:
Geological and geophysical costs	1,874,639	-	-	1,874,639
Salaries and benefits	153,104	-	-	153,104
Accounting and auditing	90,324	94	-	90,418
Advertising	72,846	180	-	73,026
Depreciation	17,416	-	-	17,416
Legal	51,618	-	-	51,618
Professional services	32,097	3,000	49,006	143,992
Office	179,033	231	16,957	200,685
Travel	18,992	-	-	26,242
Impairment loss	15,907,500	-	-	15,907,500
Net operating expenses	18,397,569	3,505	65,963	18,538,640

Other income

*Restated: see Note 15

Interest income	5,545	-	67	6,143
Foreign exchange gain	-	-	105	505
Gain on settlement of debt to related party	-	-	7,366	7,366
Total other income	5,545	-	7,538	14,014

Net loss	$ (18,392,024)	$ (3,505)	$ (58,425)	$ (18,524,626)

Basic and diluted net loss per share of common stock	$ (0.48)	$ (0.00)	$ (0.00)	$ (0.74)

Weighted average number of shares of common stock outstanding	37,871,311	20,000,000	20,000,000	25,191,190

*Restated: see Note 15

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Restated (Note 15)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004 (Note 1)	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	$ 33,100	$ 7,886,250	$ (7,324,626)	$ 594,724

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated * For the twelve months ended January 31, 2005	Restated * For the one month period ended January 31, 2004	For the twelve months ended December 31, 2003	Restated * Cumulative from date of inception (August 20, 2001) to January 31, 2005
Cash flows from operating activities
Net loss	$ (18,392,024)	$ (3,505)	$ (58,425)	$ (18,524,626)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	17,416	-	-	17,416
Mineral claim costs	343,085	-	-	343,085
Impairment loss	15,907,500	-	-	15,907,500
Changes in assets and liabilities: Prepaid expenses	(31,472)	(6,500)	-	(37,972)
Deposits	(10,080)	-	-	(10,080)
Accounts payable & accrued expenses	71,895	(2,510)	(9,352)	90,302
Net cash used in operating activities	(2,093,680)	(12,515)	(67,777)	(2,214,375)

Cash flows from investing activities
Purchase of equipment	(41,511)	-	-	(41,511)
Net cash used in investing activities	(41,511)	-	-	(41,511)

*Restated: see Note 15

Cash flows from financing activities
Proceeds from the issuance of common stock	2,686,930	-	-	2,786,930
Principle activity on notes payable	(25,000)	-	25,000	-
Net cash provided by financing activities	2,661,930	-	25,000	2,786,930

Net increase in cash and cash equivalents for period	526,739	(12,515)	(42,777)	531,044

Cash and cash equivalents, beginning of period	4,305	16,820	59,597	-

Cash and cash equivalents, end of period	$ 531,044	$ 4,305	$ 16,820	$ 531,044

* Restated: see Note 15

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

33

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

NOTE 5– Stock-based compensation

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Income taxes - continued

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. When the Company demonstrates the ability to generate taxable income, management will reevaluate the allowance. The change in the valuation allowance of $ 994,000 in the year ended January 31, 2005 represents the benefit of the current year net operating loss.

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

At December 31, 2003 there was an unsecured, non-interest bearing note payable to the then President of the Company in the amount of $ 25,000. It was repaid on April 1, 2004.

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

NOTE 13 –Subsequent events

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

Management has secured approximately $5,000,000 in additional financing to fund further exploration activity, the financing is contingent on the successful completion of a registration statement. If the registration statement is not completed on a timely basis, the private placement is subject to rescission. The Company has filed a registration statement within the required time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

44

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

45

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

Item 10.	EXECUTIVE COMPENSATION.

Following are the particulars of compensation paid or accruing to our officers, as a group, for our last three fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation (1)			All Other Compen- sation
		Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Awards		Payouts
					Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)
James Briscoe (2) President, CEO, Chairman and Director	2005 2004 2003	84,144 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Gary Musil (3) Secretary and Director, Former President and CEO	2005 2004 2003	Nil Nil N/A	Nil Nil N/A	Nil $11,750(4) N/A	17,000(6) Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Paulo Martins (5) Former Director and CEO	2005 2004 2003	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Jon R. Young Director, Treasurer and CFO	2005 2004 2003	31,500 Nil Nil	Nil N/A N/A	Nil N/A N/A	120,000(6) N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A

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

Option/SAR Grants in the last fiscal year

During the year ended January 31, 2005 we granted the following stock options to our directors and officers:

Name	Number of Securities Underlying Options/ SARs Granted (#)(1)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Jon Young	120,000(2) (3)	17.05%	$1.67	December 27, 2014
Gary Musil	17,000(2) (3)	2.42%	$1.67	December 27, 2014
John Guilbert	80,000(2) (3)	11.36%	$1.67	December 27, 2014
(1)	Calculated on the basis of the total number of new options awarded during the year (704,000).
(2)	Granted on December 27, 2004 pursuant to the 2004 Stock Option Plan.

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

On closing of our acquisition of Liberty Star Gold Corp., on February 3, 2004, we issued to Alaska Star Minerals LLC, an Arizona limited liability company, a total of 17,500,000 shares of our common stock. James Briscoe, our president and chairman, owns a 100% beneficial interest in Alaska Star Minerals LLC. See the section of this annual report entitled "Description of Business" at page 3, for a complete description of this transaction.

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