Form 10QSB/A
period 2005-04-30
LIBERTY STAR GOLD CORP
filed 2006-01-26
CIK 1172178

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

The reason for filing this 10-QSB/A is to restate the treatment of the acquisition of Liberty Star Gold Corp. in this quarterly report and our financial statements for the period ended April 30, 2005, to remove reference to that transaction as a reverse merger, reverse acquisition or a recapitalization and reclassify it as an acquisition of assets for fair value, as a result of revisions to our accounting treatment of the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp.

PART I - FINANCIAL INFORMATION

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

April 30, 2005

Restated (Note 13)

ASSETS

Current:
Cash and cash equivalents	$168,564
Prepaid expenses	50,755
Stock subscribed	5,052,732
Deposits	10,401
Total current assets	5,282,452

Equipment, net	40,801

Total assets	$5,323,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current: Accounts payable and accrued liabilities	$145,408
Total current liabilities	145,408

Commitments – (Note 8)	-

Stockholders’ equity (Note 5)
Common stock - $.001 par value; 200,000,000 shares authorized;
36,986,717 issued and outstanding	36,987
Additional paid-in capital	12,935,095
Deficit accumulated during the exploration stage	(7,794,237)
Total stockholders’ equity	5,177,845

Total liabilities and stockholders’ equity	$5,323,253

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended April 30, 2005	Restated * For the three months ended April 30, 2004	Restated * Cumulative from date of inception (August 20, 2001) to April 30, 2005
Revenues	$-	$-	$-

Expenses:
Geological and geophysical costs	202,975	490,432	2,077,614
Salaries and benefits	45,714	31,602	198,818
Accounting and auditing	8,772	24,663	99,190
Advertising	15,000	3,454	88,026
Depreciation	5,143	1,514	22,559
Legal	49,430	7,569	101,048
Professional services	-	-	143,992
Office	110,027	18,986	310,712
Travel	34,029	5,606	60,271
Impairment loss	-	15,907,500	15,907,500
Net operating expenses	471,090	16,491,326	19,009,730

Other income:
Interest income	1,479	-	7,622
Foreign exchange gain	-	-	505
Gain on settlement of debt	-	-	7,366
Total other income	1,479	-	15,493

Net loss	$(469,611)	$(16,491,326)	$(18,994,237)

Basic and diluted net loss per share of common stock	$(0.01)	$(0.44)	$(0.74)

Weighted average number of shares of common stock outstanding	34,803,168	37,316,667	25,825,339

* Restated: see Note 13

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004 (Note 1)	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	$33,100	$7,886,250	$(7,324,626)	$594,724
Issuance of common stock private placement	3,886,717	3,887	5,048,845	-	5,052,732
Net loss for the three month period ended April 30, 2005	-	-	-	(469,611)	(469,611)
Balance, April 30, 2005	36,986,717	$36,987	$12,935,095	$(7,794,237)	$5,177,845

Restated (Note 13)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended April 30, 2005	Restated * For the three months ended April 30, 2004	Restated * Cumulative from date of inception (August 20, 2001) to April 30, 2005
Cash flows from operating activities
Net loss	$(469,611)	$(16,491,326)	$(18,994,237)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	5,143	1,514	22,559
Mineral claim costs	-	343,085	343,085
Impairment loss	-	15,907,500	15,907,500
Changes in assets and liabilities: Prepaid expenses	75,067	(15,000)	37,095
Deposits	(321)	(10,000)	(10,401)
Accounts payable & accrued expenses	49,091	29,956	139,393
Net cash used in operating activities	(340,631)	(234,271)	(2,555,006)

Cash flows from investing activities
Purchase of equipment	(21,849)	(10,091)	(63,360)
Net cash used in investing activities	(21,849)	(10,091)	(63,360)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	666,119	2,786,930
Principle activity on notes payable	-	(25,000)	-
Net cash provided by financing activities	-	641,119	2,786,930

Net increase (decrease) in cash and cash equivalents for period	(362,480)	396,757	168,564

Cash and cash equivalents, beginning of period	531,044	4,305	-

Cash and cash equivalents, end of period	$168,564	$401,062	$168,564

* Restated: see Note 13

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

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

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1 - Organization - continued

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

NOTE 2 - Interim financial statement disclosure

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

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3 - Summary of significant accounting policies - continued

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At April 30, 2005, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $68,000.

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

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3 - Summary of significant accounting policies - continued

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

Stock-based compensation

The Company accounts for stock options under Accounting Principles Board Opinion 25 (“APB 25”). Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, had the Company adopted the fair value provisions of SFAS No. 123, the fair value of each option granted would have been estimated at the date of grant and charged to compensation expense over the option’s service life. The fair value of options granted to employees has been determined to be $0, based on the Black-Scholes Valuation method, see Note 6, and has no effect on the pro forma loss per share.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At April 30, 2005, there were 2,622,358 potentially dilutive instruments outstanding.

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3 - Summary of significant accounting policies - continued

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

The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Titanium Intelligence, Inc. acquired mineral claims, assumed liabilities of $313,895 and issued 17,500,000 shares valued at $15,925,000. The Company conducted a fair value assessment of the asset acquisition following the transaction date and determined the fair value of the mineral claims received was less than the value paid. The fair value was determined by an independent appraisal of the mineral claims. As a result the Company recorded an impairment loss of $15,907,500 in the same quarter as the asset acquisition. Mineral claim costs of $331,395 have been expensed as geological and geophysical costs in the statement of operations during

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3 - Summary of significant accounting policies - continued

Asset acquisition - continued

the twelve month period ended January 31, 2005. The impairment loss of $15,907,500 has been expensed and included in the statement of operations during the twelve month period ended January 31, 2005.

NOTE 4 - Mineral claims

The Company holds a 100% interest in 1,242 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”).

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

NOTE 5 - Common stock

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to return all proceeds from the private placement in the event that we did not file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. We filed the Form SB-2 within the 60-day deadline. Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to explore our Alaska claims and for working capital.

As of April 30, 2005 there were 3,886,717 one-half share purchase warrants outstanding and exercisable.  The warrants have a remaining life of 1.89 years at that date and an exercise price of $1.50 per whole warrant for one common share.

NOTE 6 – Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and consultants after specific objectives are met. The options granted vest under various provisions, not to exceed two years.

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 - Stock-based compensation - continued

Stock options outstanding at April 30, 2005 are as follows:

	Number of Options	Exercise Price
Outstanding, February 1, 2004	0	$0
Granted	704,000	1.678
Forfeited or expired	(25,000)	0
Exercised	0	0
Outstanding, January 31, 2005	679,000	1.678
Granted	0	0
Forfeited or expired	0	0
Exercised	0	0
Outstanding, April 30, 2005	679,000	1.678
Exercisable, at April 30, 2005	135,000	$1.678

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

The fair value of options granted to service providers is estimated as of the date of the grant utilizing the Black-Scholes option-pricing model with the same assumptions as above except for expected volatility of 50%. The estimated cost of the options as a result of these assumptions is $0.513 per option. There were 185,000 options issued to service providers valued at $94,350. Services were performed by April 30, 2005.

NOTE 7 - Related party transactions

The Company entered into the following transactions with related parties during the period ended April 30, 2005:

Paid or accrued $4,500 in rent. We rent these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance, beginning in April, 2004. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc.

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 - Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be $384,800. At April 30, 2005, more than $81,896 has been paid that can be used to meet annual assessment requirements. The annual state rentals are $100 for each 1/4 section (~160 acres) claim and $25 for each 1/4 – 1/4 section (~40 acres) claim. State rentals for our Alaska claims for 2004 totalled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Commitments for field work in Alaska during this fiscal year total $1,199,708. A deposit of $10,000 was paid as of April 30, 2005.

NOTE 9 - Supplemental disclosures with respect to cash flows

During the three month period ended April 30, 2005, the Company sold 3,886,717 shares of common stock for $5,052,732 and recorded a stock subscription receivable in the same amount.

NOTE 10 - Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 11 - Subsequent events

As a condition of the private placement on March 22, 2005, we agreed to file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. Form SB-2 was filed on May 18, 2005 and proceeds from the private placement were released. Finder’s fees were payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1970 units issued on May 20, 2005. Proceeds of the private placement will be used to explore our Alaska claims and for working capital.

NOTE 12 - Going concern

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

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13 - Correction of an accounting principle

The Company is restating its financial statement due to a change from treating the acquisition of Liberty Star Gold Corp. in our financial statements, to account for the transaction as an acquisition of assets for fair value.

The effect of the amendment of the financial statement increased the net loss from inception (August 20, 2001) through April 30, 2005 by $16,055,602 or increased our cumulative loss $0.66 per share for the period then ended. This change is for the inclusion of prior Titanium Intelligence, Inc. losses and the impairment loss resulting from the asset acquisition. The effect of the amendment of the financial statement increased the net loss for the year ended January 31, 2005 by $16,236,895 or increased our net loss $0.42 per share. This change is for the inclusion of $329,395 of exploration costs, which had previously been expensed in the period ended January 31, 2004, which is when they were incurred and the inclusion of the $15,907,500 impairment loss resulting from the asset acquisition. The effect of the amendment of the financial statement increased the net loss for the three month period ended April 30, 2004 by $16,236,251 or increased our net loss $0.43 per share for the period then ended. This change is for the inclusion of $328,751 of exploration costs, which had previously been expensed in the period ended January 31, 2004, which is when they were incurred and the inclusion of the $15,907,500 impairment loss resulting from the asset acquisition.

NOTE 14 - Quarterly financial data (Unaudited)

The following quarterly information, as presented below, has been restated pursuant to Note 13:

For the period ended	April 30, 2005
Assets	$5,323,253
Liabilities	145,408
Stockholders' equity	5,177,845
Revenue	-
Gross profit	-
Income (loss) from operations	(471,090)
Net income (loss)	(469,611)
Basic and diluted net loss per common share	(0.01)
Basic and diluted weighted average per	34,803,163
common shares outstanding

D/ljm/741525.1

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 14 - Quarterly Financial Data (Unaudited) - continued

For the period ended	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Assets	$455,450	$1,813,697	$1,021,895	$691,041
Liabilities	57,022	152,067	193,431	96,317
Stockholders' equity	398,428	1,661,630	828,464	594,724
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(16,491,326)	(739,442)	(836,117)	(330,684)
Net income (loss)	(16,491,326)	(739,442)	(833,166)	(328,090)
Basic and diluted net loss per common share	(0.44)	(0.02)	(0.02)	(0.01)
Basic and diluted weighted average per	37,316,667	39,282,609	40,100,000	37,871,311
common shares outstanding

For the period ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Assets	$49,788	$41,466	$14,384	$16,820
Liabilities	31,465	37,260	20,298	45,917
Stockholders' equity	18,323	4,206	(5,914)	(29,097)
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(10,790)	(14,936)	(9,689)	(30,548)
Net income (loss)	(11,005)	(14,117)	(10,120)	(23,183)
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average per
common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

D/ljm/741525.1

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

D/ljm/741525.1

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

D/ljm/741525.1

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the State of Alaska through our wholly-owned subsidiary, Big Chunk Corp. We are currently engaged in exploration activities on 1,242 mineral claims spanning 302 square miles in the Iliamna region of southwestern Alaska (the “Alaska Claims”). These Alaska claims are held in the name of our wholly-owned subsidiary, Big Chunk Corp.

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

D/ljm/741525.1

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

We have incurred a net loss of $18,994,237 for the period from January 14, 2004 (inception) to April 30, 2005, and have no revenue to date. As of April 30, 2005, we had cash and subscriptions receivables in the amount of $5,221,296. This figure includes private placement gross proceeds of $5,052,732 that was held in escrow until May 18, 2005. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is

D/ljm/741525.1

dependent upon our ability to obtain financing and upon future profitable operations from the exploration of our mineral claims.

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

D/ljm/741525.1

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

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

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

D/ljm/741525.1

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

D/ljm/741525.1

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

In order to proceed with our plans we raised funds by way of three private placements of equity securities in our company. The first offering in March 2004 consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering in June 2004 consisted of 1,600,000 shares at a price of $1.25 per share for gross proceeds of $2,000,000. The third offering in March 2005 consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Proceeds from the third offering were released to the Company in May 2005. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to explore our Big Chunk property and for working capital.

Over the next twelve months we intend to use all available funds to expand on the exploration of our leases, as follows:

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

At April 30, 2005, we had $145,408 in current liabilities. Our financial statements report a net loss of $469,611 for the three month period ended April 30, 2005 compared to a net loss of $16,491,326 for the three month period ended

D/ljm/741525.1

April 30, 2004. Our total liabilities as of April 30, 2005 were $145,408, as compared to total liabilities of $57,022 as of April 30, 2004. The increase was due to the earlier start of field work and drilling activity. On March 22, 2005 we issued 3,886,717 shares of common stock and 3,886,717 common stock purchase warrants for gross proceeds of $5,052,732. We incurred expenses in the amount of $471,090 for the three month period ended April 30, 2005 compared to $16,491,326 for the three month period ended April 30, 2004. The change in expenses was due to an expansion of exploration activity and the related administrative costs in 2005 ad the non-recurring impairment loss recognized in 2004. During the three month period ended April 30, 2005 we spent $202,975 on exploration of our mineral properties.

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

D/ljm/741525.1

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our financial statements for the period ended April 30, 2005 reflect financial information for the three month period from February 1, 2005 to April 30, 2005, the three month period from February 1, 2004 to April 30, 2004 as well as from inception (August 20, 2001) through April 30, 2005.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of Liberty Star Gold Corp. have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are described in Note 3 (beginning on page 7) of the financial statements.

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended April 30, 2005. Our accumulated deficit at April 30, 2005 was $5,177,845. All exploration costs are expensed as incurred.

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

D/ljm/741525.1

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 22, 2005, we closed an offering consisting of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. The net proceeds received will be used to explore our Big Chunk property and for working capital. The units are to be registered for resale pursuant to a registration rights agreement.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our current policy is to retain earnings, if any, for use in our operations and in the development of our business.  Our future dividend policy will be determined from time to time by our board of directors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 9, 2005, Philip St. George became a director of our company.

D/ljm/741525.1

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

D/ljm/741525.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By: /s/ James Briscoe

James Briscoe, President, Chairman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: January 24, 2006

By: /s/ Jon Young

Jon Young, Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Date: January 24, 2006

D/ljm/741525.1