Form 10QSB/A
period 2005-07-31
LIBERTY STAR GOLD CORP
filed 2006-01-26
CIK 1172178

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

Yes ☐ No [ X ]

The reason for filing this 10-QSB/A is to restate the treatment of the acquisition of Liberty Star Gold Corp. in this quarterly report and our financial statements for the period ended July 31, 2005, to remove reference to that transaction as a reverse merger, reverse acquisition or a recapitalization and reclassify it as an acquisition of assets for fair value, as a result of revisions to our accounting treatment of the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp.

PART I - FINANCIAL INFORMATION

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

July 31, 2005

Restated (Note 12)

ASSETS

Current:
Cash and cash equivalents	$3,591,666
Prepaid expenses	105,339
Deposits	24,682
Total current assets	3,721,687

Equipment, net	68,004

Total assets	$3,789,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Accounts payable and accrued liabilities	$422,356
Total current liabilities	422,356

Commitments – (Note 8)	-

Stockholders’ equity (Note 5)
Common stock - $.001 par value; 200,000,000 shares authorized;
36,988,687 issued and outstanding	36,989
Additional paid-in capital	12,935,093
Deficit accumulated during the exploration stage	(9,604,747)
Total stockholders’ equity	3,367,335

Total liabilities and stockholders’ equity	$3,789,691

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31, 2005	For the three months ended July 31, 2004	For the six months ended July 31, 2005	Restated * For the six months ended July 31, 2004	Restated * Cumulative from date of inception (August 20, 2001) to July 31, 2005
Revenues	$-	$-	$-	$-	$-

Expenses:
Geological and geophysical costs	1,589,969	585,378	1,792,944	1,075,810	3,699,680
Salaries and benefits	52,526	51,336	98,240	82,938	251,344
Accounting and auditing	49,107	15,088	57,879	39,751	148,297
Advertising	37,653	30,644	52,653	34,098	125,679
Depreciation	11,385	1,514	16,528	3,028	33,944
Legal	34,351	12,898	83,781	20,467	135,399
Professional services	-	-	-	-	111,895
Office	63,957	42,996	173,984	61,982	374,669
Travel	12,041	(412)	46,070	5,194	72,312
Impairment loss	-	-	-	15,907,500	15,907,500
Net operating expenses	1,850,989	739,442	2,322,079	17,230,768	20,860,719

Other income:
Interest income	40,479	-	41,958	-	48,101
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt	-	-	-	-	7,366
Total other income	40,479	-	41,958	-	55,972

Net loss	$(1,810,510)	$(739,442)	$(2,280,121)	$(17,230,768)	$(20,804,747)

Basic and diluted net loss per share of common stock	$(0.05)	$(0.02)	$(0.06)	$(0.45)	$(0.78)

Weighted average number of shares of common stock outstanding	36,987,501	39,282,609	35,913,822	38,310,440	26,538,030

* Restated: see Note 12

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Restated (Note 12)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004 (Note 1)	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock private placement	1,970	2	(2)	-	-
Net loss for the six month period ended July 31, 2005	-	-	-	(2,280,121)	(2,280,121)
Balance, July 31, 2005	36,988,687	$36,989	$12,935,093	$(9,604,747)	$3,367,335

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended July 21, 2005	Restated * For the six months ended July 31, 2004	Restated * Cumulative from date of inception (August 20, 2001) to July 31, 2005

Cash flows from operating activities:
Net loss	$(2,280,121)	$(17,230,768)	$(20,804,747)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	16,528	3,028	33,944
Mineral claim costs	-	343,085	343,085
Impairment loss	-	15,907,500	15,907,500
Changes in assets and liabilities
Prepaid expenses	20,483	(3,870)	(17,489)
Deposits	(14,602)	(10,080)	(24,682)
Accounts payable	326,039	127,645	416,341
Net cash used in operating activities	(1,931,673)	(863,460)	(4,146,048)

Cash flows from investing activities:
Purchase of equipment	(60,437)	(10,091)	(101,948)
Net cash used in investing activities	(60,437)	(10,091)	(101,948)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,052,732	2,686,930	7,839,662
Principal payments on notes payable	-	(25,000)	-
Net cash provided by financing activities	5,052,732	2,661,930	7,839,662

Net increase in cash and cash equivalents for period	3,060,622	1,788,379	3,591,666

Cash and cash equivalents, beginning of period	531,044	4,305	-

Cash and cash equivalents, end of period	$3,591,666	$1,792,684	$3,591,666

*Restated: see Note 12

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 1 – Organization -continued

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

NOTE 2 - Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Gold Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual reports on Form 10-K for the year ended January 31, 2005 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Certain balances at July 31, 2004 have been reclassified from their original presentation for comparative purposes only. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2005 and the results of our operations and cash flows for the periods presented. Certain balances at July 31, 2005 have been reclassified from their original presentation for comparative purposes only.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At July 31, 2005, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $3,500,000.

Mineral claim costs

Mineral claim costs of carrying and retaining undeveloped properties are charged to expense as incurred.

Equipment

Equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Equipment is reviewed periodically for impairment.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At July 31, 2005, there were 2,623,342 potentially dilutive instruments outstanding.

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

NOTE 4 - Mineral claims

The Company currently holds a 100% interest in 1,242 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”). The Company also holds a 100% interest in 286 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes”).

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

NOTE 5 - Common stock

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to return all proceeds from the private placement in the event that we did not file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. We filed the Form SB-2 within the 60-day deadline. Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to explore our Alaska claims and for working capital.

On May 20, 2005, we issued 1,970 units to two non-U.S. investors in an offshore private placement, pursuant to an exemption under Regulation S of the Securities Act of 1933, as amended. These units were issued as consultants fees in connection with consultant agreements with the two non-U.S. investors and valued at par value ($0.001 per share). Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years.

As of July 31, 2005 there were 3,888,687 one-half share purchase warrants outstanding and exercisable.  The warrants have a remaining life of 1.67 years at that date and an exercise price of $1.50 per whole warrant for one common share.

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

Stock options outstanding at July 31, 2005 are as follows:

	Number of Options	Exercise Price
Outstanding, February 1, 2004	-	$-

Granted	704,000	1.678
Forfeited or expired	(25,000)	1.678
Exercised	-	-

Outstanding, January 31, 2005	679,000	1.678

Granted	-	-
Forfeited or expired	-	-
Exercised	-	-

Outstanding, July 31, 2005	679,000	1.678

Exercisable, at July 31, 2005	243,500	$1.678

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 - Related party transactions

The Company entered into the following transactions with related parties during the period ended July 31, 2005:

Paid or accrued $9,000 in rent. We rent these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance, beginning in April, 2004. Our president and chairman, Mr. James Briscoe, is the president of JABA (US) Inc.

On May 23, 2005, a 1994 GMC long bed truck was purchased from James Briscoe for $10,095.

NOTE 8 - Commitments

The Company is required to perform annual assessment work in order to maintain its mineral claims in the State of Alaska. Completion of annual assessment work extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be $384,800. At July 31, 2005, more than $384,800 has been paid that can be used to meet annual assessment requirements. The annual state rentals are $100 for each 1/4 section (~160 acres) claim and $25 for each 1/4 – 1/4 section (~40 acres) claim. State rentals for our Alaska claims for 2004 totalled approximately $47,625 and have been paid. Rentals for 2005 will total approximately $95,250. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Commitments for field work in Alaska during this fiscal year total $1,199,708. As of July 31, 2005, $152,074 remains of these commitments to be paid. No additional commitments were incurred.

The Company is required to pay annual rentals for its North Pipes mineral claims in the State of Arizona. The annual rentals are $125 per claim totally $35,750. At July 31, 2005 the 2005 rentals of $35,750 have been paid.

NOTE 9 -Supplemental disclosures with respect to cash flows

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

NOTE 11 - Going concern

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

NOTE 12 - Correction of an accounting principle

The Company is restating its financial statement due to a change from treating the acquisition of Liberty Star Gold Corp. in our financial statements, to account for the transaction as an acquisition of assets for fair value.

The effect of the amendment of the financial statement increased the net loss from inception (August 20, 2001) through July 31, 2005 by $15,907,500 or increased our cumulative loss $0.65 per share for the period then ended. This change is for the impairment loss resulting from the asset acquisition. The effect of the amendment of the financial statement increased the net loss for the year ended January 31, 2005 by $16,236,895 or increased our net loss $0.42 per share. This change is for the inclusion of $329,395 of exploration costs, which had previously been expensed in the period ended January 31, 2004, which is when they were incurred and the inclusion of the $15,907,500 impairment loss resulting from the asset acquisition. The effect of the amendment of the financial statement increased the net loss for the six month period ended July 31, 2004 by $16,237,295 or increased our net loss $0.42 per share for the period then ended. This change is for the inclusion of $329,395 of exploration costs, which had previously been expensed in the period ended January 31, 2004, which is when they were incurred and the inclusion of the $15,907,500 impairment loss resulting from the asset acquisition.

NOTE 13 – Quarterly financial data (Unaudited)

The following quarterly information, as presented below, has been restated pursuant to Note 12:

For the period ended	April 30, 2005	July 31, 2005
Assets	$5,323,253	$3,789,691
Liabilities	145,408	422,356
Stockholders' equity	5,177,845	3,367,335
Revenue	-	-
Gross profit	-	-
Income (loss) from operations	(471,090)	(1,850,989)
Net income (loss)	(469,611)	(1,810,510)
Basic and diluted net loss per common share	(0.01)	(0.05)
Basic and diluted weighted average per	34,803,163	36,987,501
common shares outstanding

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13 – Quarterly financial data (Unaudited) - continued

For the period ended	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Assets	$455,450	$1,813,697	$1,021,895	$691,041
Liabilities	57,022	152,067	193,431	96,317
Stockholders' equity	398,428	1,661,630	828,464	594,724
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(16,491,326)	(739,442)	(836,117)	(330,684)
Net income (loss)	(16,491,326)	(739,442)	(833,166)	(328,090)
Basic and diluted net loss per common share	(0.44)	(0.02)	(0.02)	(0.01)
Basic and diluted weighted average per common shares outstanding	37,316,667	39,282,609	40,100,000	37,871,311

For the period ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Assets	$49,788	$41,466	$14,384	$16,820
Liabilities	31,465	37,260	20,298	45,917
Stockholders' equity	18,323	4,206	(5,914)	(29,097)
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(10,790)	(14,936)	(9,689)	(30,548)
Net income (loss)	(11,005)	(14,117)	(10,120)	(23,183)
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average per common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

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

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We are currently exploring mineral properties in the State of Alaska through our wholly-owned subsidiary, Big Chunk Corp. We are currently engaged in exploration activities on 1,242 mineral claims spanning 265 square miles in the Iliamna region of southwestern Alaska (the “Alaska claims”). These Alaska claims are held in the name of our wholly-owned subsidiary, Big Chunk Corp. As of June 16, 2005, we also have staked 286 mining claims in an area in Arizona, which we call the North Pipes project. It is targeted for uranium mineralization but we have not allocated any exploration funds to it as yet. Our staking of these claims was based on estimates of mineralization for the area made by the U.S. Geological Survey.

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

We have paid the applicable annual rental fees required for the federal lode mining claims for the North Pipes claims in the amount of $35,750 for 2005. Annual rentals are $125 per claim.

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

We have incurred a net loss of $20,804,747 for the period from August 20, 2001 (inception) to July 31, 2005, and have no revenue to date. As of July 31, 2005, we had cash in the amount of $3,591,666. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing on commercially reasonable terms when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the exploration of our mineral claims.

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

We have paid the applicable annual rental fees required for the federal lode mining claims for the North Pipes claims in the amount of $35,750 for 2005. Annual rentals are $125 per claim.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Overview

We are an exploration stage company engaged, through our wholly-owned Alaska subsidiary, Big Chunk Corp., in the acquisition and exploration of 1,242 mineral claims spanning 265 square miles in an area centered 25 miles northwest of the village of Iliamna, on the north shore of Lake Iliamna in southwestern Alaska. We plan to ascertain whether the claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To the end of 2004, we completed a detailed aeromagnetic geophysical survey over the entire claim block, 9,303 sample geochemical survey over a 1 kilometer wide by 200 meter spacing over the entire claim block, a one month duration IP survey and a 4 hole scout diamond drill program between October 21 and October 31, 2004, in which we drilled 1,329 feet of diamond core. This program and subsequent interpretive work over the winter months has consumed approximately $2.5 million. In mid to late May, 2005, we commenced a work program to take place over the summer until October, 2005. The 2005 work program is budgeted at approximately $3,800,000, and to July 31, 2005 had consumed approximately $1,800,000.

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

Our net cash provided by financing activities during the three month period ended July 31, 2005 was $5,052,732.

In order to proceed with our plans we raised funds by way of three private placements of equity securities in our company. The first offering, in March 2004, consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering, in June 2004, consisted of 1,600,000 shares at a price of $1.25 per share for gross proceeds of $2,000,000. The third offering, in March 2005, consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Proceeds from the third offering were released to the Company in May 2005. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to explore our Big Chunk property and for working capital. On May 20, 2005, we issued a total of 1,970 units to Lafina Investment Ltd. and Michel Cornis as finder's fees in connection with the private placement.

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

We had cash in the amount of $3,591,666 as of July 31, 2005. We had working capital of $3,299,331 as of July 31, 2005.

As of July 31, 2005, we had $422,356 in current liabilities. We had a net loss of $1,810,510 for the three month period ended July 31, 2005 compared to a net loss of $739,442 for the three month period ended July 31, 2004, and a net loss of $2,280,121 for the six months ended July 31, 2005 compared to a net loss of $17,230,768 for the six month period ended July 31, 2004. Our total liabilities as of July 31, 2005 were $422,356 as compared to total liabilities of $152,067 as of July 31, 2004. The increase was due to the increase of field work and drilling activity. On March 22, 2005 we issued 3,886,717 shares of common stock and 3,886,717 common stock purchase warrants for gross proceeds of $5,052,732. We incurred expenses in the amount of $1,850,989 for the three month period ended July 31, 2005 compared to $739,442 for the three month period ended July 31, 2004 and $2,322,079 for the six month period ended July 31, 2005 compared to $17,230,768 for the six month period ended July 31, 2004. The change in expenses was due to an expansion of exploration activity and related administrative costs in 2005 and the non-recurring impairment loss recognized in 2004. During the three month period ended July 31, 2005 we spent $1,589,969 on exploration of our mineral properties.

Our total expenditures over the next twelve months are anticipated to be approximately $5,000,000. On March 22, 2005, we completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. As a condition of the private placement, we filed a registration statement on Form SB-2 on May 18, 2005. On May 20, 2005, we issued a total of 1,970 units to Lafina Investment Ltd. and Michel Cornis as consultant fees in connection with the private placement.

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

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our financial statements for the period ended July 31, 2005 reflect financial information for the three month period from May 1, 2005 through July 31, 2005, the six month period from February 1, 2005 through July 31, 2005, the three month period from May 1, 2004 through July 31, 2004, the six month period from February 1, 2004 through July 31, 2004 as well as from inception (August 20, 2001) through July 31, 2005.

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

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended July 31, 2005. Our accumulated equity at July 31, 2005 was $3,367,335. All exploration costs are expensed as incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 22, 2005, we closed an offering consisting of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. The net proceeds received will be used to explore our Big Chunk property and for working capital. The units are to be registered for resale pursuant to a registration rights agreement.

On May 20, 2005, we issued 1,970 units to two non-U.S. investors in an offshore private placement, pursuant to an exemption under Regulation S of the Securities Act of 1933, as amended. These units were issued as consultants fees in connection with consultant agreements with the two non-U.S. investors and valued at par value ($0.001 per share). Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years.

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