Form 10QSB/A
period 2005-10-31
LIBERTY STAR GOLD CORP
filed 2006-01-26
CIK 1172178

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

Yes ☐ No [ X ]

The reason for filing this 10-QSB/A is to restate the treatment of the acquisition of Liberty Star Gold Corp. in this quarterly report and our financial statements for the period ended October 31, 2005, to remove reference to that transaction as a reverse merger, reverse acquisition or a recapitalization and reclassify it as an acquisition of assets for fair value, as a result of revisions to our accounting treatment of the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp.

PART I - FINANCIAL INFORMATION

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

October 31, 2005

Restated (Note 12)

ASSETS

Current:
Cash and cash equivalents	$1,644,974
Prepaid expenses	25,441
Deposits	24,682
Total current assets	1,695,097

Equipment, net	157,496

Total assets	$1,852,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Accounts payable and accrued liabilities	$215,091
Total current liabilities	215,091

Commitments – (Note 8)

Stockholders’ equity (Note 5)
Common stock - $.001 par value; 200,000,000 shares authorized;
36,988,687 issued and outstanding	36,989
Additional paid-in capital	12,935,093
Deficit accumulated during the exploration stage	(11,334,580)
Total stockholders’ equity	1,637,502

Total liabilities and stockholders’ equity	$1,852,593

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2005	For the three months ended October 31, 2004	For the nine months ended October 31, 2005	Restated* For the nine months ended October 31, 2004	Restated* Cumulative from date of inception (August 20, 2001) to October 31, 2005
Revenues	$-	$-	$-	$-	$-

Expenses:
Geological and geophysical costs	1,487,352	706,614	3,280,296	1,782,424	5,187,032
Salaries and benefits	60,670	32,737	158,910	115,675	312,014
Accounting and auditing	49,913	23,073	107,792	62,824	198,210
Advertising	13,130	23,284	65,783	57,382	138,809
Depreciation	-	6,664	16,528	9,692	33,944
Legal	30,341	6,364	114,122	26,831	165,740
Professional services	-	-	-	-	111,895
Office	97,434	36,590	271,418	98,572	472,103
Travel	6,591	791	52,660	5,985	78,902
Impairment loss	-	-	-	15,907,500	15,907,500
Net operating expenses	1,745,431	836,117	4,067,509	18,066,885	22,606,149

Other income:
Interest income	15,597	2,951	57,555	2,951	63,698
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt	-	-	-	-	7,366
Total other income	15,597	2,951	57,555	2,951	71,569

Net loss	$(1,729,834)	$(833,166)	$(4,009,954)	$(18,063,934)	$(22,534,580)

Basic and diluted net loss per share of common stock	$(0.05)	$(0.02)	$(0.11)	$(0.46)	$(0.83)

Weighted average number of shares of common stock outstanding	36,988,687	40,100,000	36,276,048	38,911,314	27,165,206

* Restated: see Note 12

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Restated (Note 12)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004 (Note 1)	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(2,484,524)	(2,484,524)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock private placement	1,970	2	(2)	-	-
Net loss for the nine-month period ended October 31, 2005	-	-	-	(4,009,954)	(4,009,954)
Balance, October 31, 2005	36,988,687	$36,989	$12,935,093	$(11,334,580)	$1,637,502

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31, 2005	Restated* For the nine months ended October 31, 2004	Restated* Cumulative from date of inception (August 20, 2001) to October 31, 2005
Cash flows from operating activities
Net loss	$(4,009,954)	$(18,063,934)	$(22,534,580)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	16,528	9,692	33,944
Mineral claim costs	-	343,085	343,085
Impairment loss	-	15,907,500	15,907,500
Changes in assets and liabilities: Prepaid expenses	100,381	3,806	62,409
Deposits	(14,602)	(80)	(24,682)
Accounts payable & accrued expenses	118,774	162,509	209,076
Net cash used in operating activities	(3,788,873)	(1,637,422)	(6,003,248)

Cash flows from investing activities
Purchase of equipment	(149,929)	(36,398)	(191,440)
Net cash used in investing activities	(149,929)	(36,398)	(191,440)

Cash flows from financing activities
Proceeds from the issuance of common stock	5,052,732	2,686,930	7,839,662
Principle activity on notes payable	-	(25,000)	-
Net cash provided by financing activities	5,052,732	2,661,930	7,839,662

Net increase in cash and cash equivalents for period	1,113,930	988,110	1,644,974

Cash and cash equivalents, beginning of period	531,044	4,305	-

Cash and cash equivalents, end of period	$1,644,974	$992,415	$1,644,974

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

NOTE 6– Stock-based compensation

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

NOTE 6– Stock-based compensation - continued

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

NOTE 8 – Commitments - continued

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

The effect of the amendment of the financial statement increased the net loss from inception (August 20, 2001) through October 31, 2005 by $15,907,500 or increased our cumulative loss $0.59 per share for the period then ended. This change is for the impairment loss resulting from the asset acquisition. The effect of the amendment of the financial statement increased the net loss for the year ended January 31, 2005 by $16,236,895 or increased our net loss $0.42 per share. This change is for the inclusion of $329,395 of exploration costs, which had previously been expensed in the period ended January 31, 2004, which is when they were incurred and the inclusion of the $15,907,500 impairment loss resulting from the asset acquisition. The effect of the amendment of the financial statement increased the net loss for the nine month period ended October 31, 2004 by $15,907,500 or increased our net loss $0.40 per share for the period then ended. This change is for the inclusion of the $15,907,500 impairment loss resulting from the asset acquisition.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 13 – Quarterly financial data (Unaudited)

The following quarterly information, as presented below, has been restated pursuant to Note 12:

For the period ended	April 30, 2005	July 31, 2005	October 31, 2005
Assets	$5,323,253	$3,789,691	$1,852,593
Liabilities	145,408	422,356	215,091
Stockholders' equity	5,177,845	3,367,335	1,637,502
Revenue	-	-	-
Gross profit	-	-	-
Income (loss) from operations	(471,090)	(1,850,989)	(1,745,431)
Net income (loss)	(469,611)	(1,810,510)	(1,729,834)
Basic and diluted net loss per common share	(0.01)	(0.05)	(0.05)
Basic and diluted weighted average per common shares outstanding	34,803,163	36,987,501	36,988,687

For the period ended	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Assets	$455,450	$1,813,697	$1,021,895	$691,041
Liabilities	57,022	152,067	193,431	96,317
Stockholders' equity	398,428	1,661,630	828,464	594,724
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(16,491,326)	(739,442)	(836,117)	(330,684)
Net income (loss)	(16,491,326)	(739,442)	(833,166)	(328,090)
Basic and diluted net loss per common share	(0.44)	(0.02)	(0.02)	(0.01)
Basic and diluted weighted average per common shares outstanding	37,316,667	39,282,609	40,100,000	37,871,311

For the period ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Assets	$49,788	$41,466	$14,384	$16,820
Liabilities	31,465	37,260	20,298	45,917
Stockholders' equity	18,323	4,206	(5,914)	(29,097)
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(10,790)	(14,936)	(9,689)	(30,548)
Net income (loss)	(11,005)	(14,117)	(10,120)	(23,183)
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average per common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

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

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We are currently exploring mineral properties in the State of Alaska through our wholly-owned subsidiary, Big Chunk Corp. Since the acquisition of Liberty Star Gold and Big Chunk, the Company acquired 737 more claims covering approximately 184 square miles in the Big Chunk claim block. It has also acquired 94 new claims covering approximately 23.5 square miles in Bonanza Hills in southwestern Alaska approximately 65 miles from the village of Iliamna and about 40 miles northeast of the northern boundary of the Big Chunk claim block. These acquisitions bring the total of claims held by the Company in Alaska to 1812, covering approximately 444.5 square miles. These claims are 100% owned by the Registrant, with a 3% royalty due net income to the state of Alaska. State law also prescribes that after a 3.5-year exemption from state taxes, a metal mine is liable for a 15% state licensing tax on net income from the mine. We are currently engaged in exploration activities on the 1,812 mineral claims spanning approximately 444.5 square miles in Alaska. These Alaska claims are held in the name of our wholly-owned subsidiary, Big Chunk Corp. As of October 31, 2005, we have staked 313 mining claims in an area in Arizona, covering approximately 10.1 square miles on the Colorado Plateau Province of Northern Arizona, an area that we call the North Pipes project. The area is targeted for uranium mineralization but we have not allocated any exploration funds to our Arizona claims as yet. Our staking of these claims was based on estimates of mineralization for the area made by the U.S. Geological Survey. The claims are owned 100% by the Company and are not subject to any royalties.

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

We have incurred a net loss of $22,534,580 for the period from August 20, 2001 (inception) to October 31, 2005, and have no revenue to date. As of October 31, 2005, we had cash in the amount of $1,644,974. We believe that our current resources are sufficient to conduct the initial phase of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond the initial phase of our exploration program, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing on commercially reasonable terms when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the exploration of our mineral claims.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals and we face a high risk of business failure.

We plan to continue exploration on our Alaska and Arizona mineral properties and to acquire more mineral claims in these, and possibly other, areas. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of commercial quantities of minerals in our mineral claims. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

As of October 31, 2005, we had $215,091 in current liabilities. We had a net loss of $1,729,834 for the three month period ended October 31, 2005 compared to a net loss of $833,166 for the three month period ended October 31, 2004, and a net loss of $4,009,954 for the nine months ended October 31, 2005 compared to a net loss of $18,063,934 for the nine month period ended October 31, 2004. Our total liabilities as of October 31, 2005 were $215,091 as compared to total liabilities of $193,431 as of October 31, 2004. The increase was due to the increased field work and drilling activity during the 2005 season. On March 22, 2005 we issued 3,886,717 shares of common stock and 3,886,717 common stock purchase warrants for gross proceeds of $5,052,732. We incurred expenses in the amount of $1,745,431 for the three month period ended October 31, 2005 compared to $836,117 for the three month period ended October 31, 2004 and $4,067,509 for the nine month period ended October 31, 2005 compared to $18,066,885 for the nine month period ended October 31, 2004. The change in expenses was due to an expansion of exploration activity and related administrative costs in 2005 and the non-recurring impairment loss recognized in 2004. During the three month period ended October 31, 2005 we spent $1,487,352 on exploration of our mineral properties.

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

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our financial statements for the period ended October 31, 2005 reflect financial information for the three month and nine month periods ended October 31, 2005, the three month and nine month periods ended October 31, 2004 as well as from inception (August 20, 2001) through October 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 22, 2005, we closed an offering consisting of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. The net proceeds received will be used to explore our Big Chunk property and for working capital. The units are to be registered for resale pursuant to a registration rights agreement. The units are to be registered for resale pursuant to a registration rights agreement.

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