Form 10KSB/A
period 2005-01-31
LIBERTY STAR GOLD CORP
filed 2006-03-20
CIK 1172178

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

The reason for filing this 10-KSB/A is to correct an oversight and to include mention of 1,600,000 half share purchase warrants exercisable until June 2006 at an exercise price of $1.75 per whole warrant.

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
Lake Iliamna
New Stuyahok
ALASKA
Anchorage
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

20

In June 2004 the Company completed a private placement consisting of 1,600,000 units at a price of $1.25 per unit for gross proceeds of $2,000,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.75 per share and is exercisable for a period of two years.

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

In order to proceed with our plans we raised funds by way of three private placements of equity securities in our company. The first offering consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering consisted of 1,600,000 units at a price of $1.25 per unit for gross proceeds of $2,000,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.75 per share and is exercisable for a period of two years. The third offering consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in the Registrant at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to develop our Big Chunk property and for working capital.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2005, there were 1,479,000 potentially dilutive instruments outstanding. There were no dilutive potential shares for the one month transition period ended January 31, 2004 or for the twelve months ended December 31, 2003

New Accounting Pronouncements

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

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

(FORMERLY TITANIUM INTELLIGENCE, INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

Restated *

	Restated * For the twelve months ended January 31, 2005	Restated * For the one month period ended January 31, 2004	For the twelve months ended December 31, 2003	Restated * Cumulative from date of inception (August 20, 2001) to January 31, 2005
Revenues	$ -	$ -	$ -	$ -

Expenses:
Geological and geophysical costs	1,874,639	-	-	1,874,639
Salaries and benefits	153,104	-	-	153,104
Accounting and auditing	90,324	94	-	90,418
Advertising	72,846	180	-	73,026
Depreciation	17,416	-	-	17,416
Legal	51,618	-	-	51,618
Professional services	32,097	3,000	49,006	143,992
Office	179,033	231	16,957	200,685
Travel	18,992	-	-	26,242
Impairment loss	15,907,500	-	-	15,907,500
Net operating expenses	18,397,569	3,505	65,963	18,538,640

Other income
Interest income	5,545	-	67	6,143
Foreign exchange gain	-	-	105	505
Gain on settlement of debt to related party	-	-	7,366	7,366
Total other income	5,545	-	7,538	14,014

Net loss	$ (18,392,024)	$ (3,505)	$ (58,425)	$ 18,524,626)

Basic and diluted net loss per share of common stock	$ (0.48)	$ (0.00)	$ (0.00)	$ (0.74)

Weighted average number of shares of common stock outstanding	37,871,311	20,000,000	20,000,000	25,191,190

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

The Agreement and Plan of Merger provided for the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp. The acquisition was completed effective February 3, 2004 and Big Chunk Corp. (“Big Chunk”) (then a subsidiary of Liberty Star Gold Corp.) became the wholly owned subsidiary of Liberty Star Acquisition Corp. We acquired 100% of the issued and outstanding shares of Liberty Star Gold Corp. in exchange for the issuance of 17,500,000 shares of the Company’s common stock to Alaska Star Minerals LLC. The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Upon completion of the acquisition, we issued 17,500,000 shares of our common stock to Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares, of which approximately 46.7% were owned by Alaska Star Minerals LLC.

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

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of significant accounting policies – continued

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2005, there were 1,479,000 potentially dilutive instruments outstanding. There were no dilutive potential shares for the one month transition period ended January 31, 2004 or for the twelve months ended December 31, 2003.

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

In June 2004 the Company completed a private placement consisting of 1,600,000 units at a price of $ 1.25 per unit for total proceeds of $2,000,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.75 per share and is exercisable for a period of two years.

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – Quarterly Financial Data (Unaudited)

The following quarterly information, as presented below, has been restated pursuant to Note 15:

For the period ended	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Assets	$ 455,450	$ 1,813,697	$ 1,021,895	$ 691,041
Liabilities	57,022	152,067	193,431	96,317
Stockholders' equity	398,428	1,661,630	828,464	594,724
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(16,491,326)	(739,442)	(836,117)	(330,684)
Net income (loss)	(16,491,326)	(739,442)	(833,166)	(328,090)
Basic and diluted net loss per common share	(0.44)	(0.02)	(0.02)	(0.01)
Basic and diluted weighted average per	37,316,667	39,282,609	40,100,000	34,773,913
common shares outstanding

For the period ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Assets	$ 49,788	$ 41,466	$ 14,384	$ 16,820
Liabilities	31,465	37,260	20,298	45,917
Stockholders' equity	18,323	4,206	(5,914)	(29,097)
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(10,790)	(14,936)	(9,689)	(30,548)
Net income (loss)	(11,005)	(14,117)	(10,120)	(23,183)
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average per
common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

46

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

47

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

14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.

23.1*	Consent of Dohan and Company, P.A.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on May 13, 2005.
*	Filed herewith.
Item 14.	Principal Accountants Fees and Services.

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

Dated: March 17, 2006

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: March 17, 2006

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Briscoe

James Briscoe

Chief Executive Officer,

President and Director

(Principal Executive Officer)

Dated: March 17, 2006

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: March 17, 2006

By: /s/ Gary Musill

Gary Musil

Secretary and Director

Dated: March 17, 2006

D/KFR/787745.1

By: /s/ John Guilbert

Dr. John Guilbert

Director

Dated: March 17, 2006

By: /s/ Phil St. George

Phil St. George

Director

Dated: March 17, 2006

D/KFR/787745.1