Form 10QSB/A
period 2005-10-31
LIBERTY STAR GOLD CORP
filed 2006-03-20
CIK 1172178

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,988,687 common shares issued and outstanding as of March 7, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.)

Yes ☐ No [ X ]

The reason for filing this 10-QSB/A is to correct an oversight and to include mention of 1,600,000 half share purchase warrants exercisable until June 2006 at an exercise price of $1.75 per whole warrant.

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

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2005	For the three months ended October 31, 2004	For the nine months ended October 31, 2005	Restated* For the nine months ended October 31, 2004	Restated* Cumulative from date of inception (August 20, 2001) to October 31, 2005
Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
Geological and geophysical costs	1,487,352	706,614	3,280,296	1,782,424	5,187,032
Salaries and benefits	60,670	32,737	158,910	115,675	312,014
Accounting and auditing	49,913	23,073	107,792	62,824	198,210
Advertising	13,130	23,284	65,783	57,382	138,809
Depreciation	-	6,664	16,528	9,692	33,944
Legal	30,341	6,364	114,122	26,831	165,740
Professional services	-	-	-	-	111,895
Office	97,434	36,590	271,418	98,572	472,103
Travel	6,591	791	52,660	5,985	78,902
Impairment loss	-	-	-	15,907,500	15,907,500
Net operating expenses	1,745,431	836,117	4,067,509	18,066,885	22,606,149

Other income:
Interest income	15,597	2,951	57,555	2,951	63,698
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt	-	-	-	-	7,366
Total other income	15,597	2,951	57,555	2,951	71,569

Net loss	$ (1,729,834)	$ (833,166)	$ (4,009,954)	$ (18,063,934)	$ (22,534,580)

Basic and diluted net loss per share of common stock	$ (0.05)	$ (0.02)	$ (0.11)	$ (0.46)	$ (0.83)

Weighted average number of shares of common stock outstanding	36,988,687	40,100,000	36,276,048	38,911,314	27,165,206

* Restated: see Note 12

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Restated (Note 12)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004 (Note 1)	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock private placement	1,970	2	(2)	-	-
Net loss for the nine-month period ended October 31, 2005	-	-	-	(4,009,954)	(4,009,954)
Balance, October 31, 2005	36,988,687	$ 36,989	$ 12,935,093	$ (11,334,580)	$ 1,637,502

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31, 2005	Restated* For the nine months ended October 31, 2004	Restated* Cumulative from date of inception (August 20, 2001) to October 31, 2005
Cash flows from operating activities
Net loss	$ (4,009,954)	$ (18,063,934)	$ (22,534,580)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	16,528	9,692	33,944
Mineral claim costs	-	343,085	343,085
Impairment loss	-	15,907,500	15,907,500
Changes in assets and liabilities: Prepaid expenses	100,381	3,806	62,409
Deposits	(14,602)	(80)	(24,682)
Accounts payable & accrued expenses	118,774	162,509	209,076
Net cash used in operating activities	(3,788,873)	(1,637,422)	(6,003,248)

Cash flows from investing activities
Purchase of equipment	(149,929)	(36,398)	(191,440)
Net cash used in investing activities	(149,929)	(36,398)	(191,440)

Cash flows from financing activities
Proceeds from the issuance of common stock	5,052,732	2,686,930	7,839,662
Principle activity on notes payable	-	(25,000)	-
Net cash provided by financing activities	5,052,732	2,661,930	7,839,662

Net increase in cash and cash equivalents for period	1,113,930	988,110	1,644,974

Cash and cash equivalents, beginning of period	531,044	4,305	-

Cash and cash equivalents, end of period	$ 1,644,974	$ 992,415	$ 1,644,974

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2005, there were 3,423,342 potentially dilutive instruments outstanding.

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

As of October 31, 2005 there were 5,488,687 one-half share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 1.16 years and exercise prices of $1.50 and $1.75 per whole warrant for one common share.

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

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 13 – Quarterly financial data (Unaudited)

The following quarterly information, as presented below, has been restated pursuant to Note 12:

For the period ended	April 30, 2005	July 31, 2005	October 31, 2005
Assets	$ 5,323,253	$ 3,789,691	$ 1,852,593
Liabilities	145,408	422,356	215,091
Stockholders' equity	5,177,845	3,367,335	1,637,502
Revenue	-	-	-
Gross profit	-	-	-
Income (loss) from operations	(471,090)	(1,850,989)	(1,745,431)
Net income (loss)	(469,611)	(1,810,510)	(1,729,834)
Basic and diluted net loss per common share	(0.01)	(0.05)	(0.05)
Weighted average per common shares	34,803,163	36,987,501	36,988,687
outstanding

For the period ended	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Assets	$ 455,450	$ 1,813,697	$ 1,021,895	$ 691,041
Liabilities	57,022	152,067	193,431	96,317
Stockholders' equity	398,428	1,661,630	828,464	594,724
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(16,491,326)	(739,442)	(836,117)	(330,684)
Net income (loss)	(16,491,326)	(739,442)	(833,166)	(328,090)
Basic and diluted net loss per common share	(0.44)	(0.02)	(0.02)	(0.01)
Weighted average per common shares	37,316,667	39,282,609	40,100,000	34,773,913
outstanding

For the period ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Assets	$ 49,788	$ 41,466	$ 14,384	$ 16,820
Liabilities	31,465	37,260	20,298	45,917
Stockholders' equity	18,323	4,206	(5,914)	(29,097)
Revenue	-	-	-	-
Gross profit	-	-	-	-
Income (loss) from operations	(10,790)	(14,936)	(9,689)	(30,548)
Net income (loss)	(11,005)	(14,117)	(10,120)	(23,183)
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average per common shares
outstanding	20,000,000	20,000,000	20,000,000	20,000,000

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

In order to proceed with our plans after acquiring Liberty Star Gold Corp., we raised funds by way of three private placements of equity securities in our company. The first offering, in March 2004, consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering, in June 2004, consisted of 1,600,000 units at a price of $1.25 per unit for gross proceeds of $2,000,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.75 per share and is exercisable for a period of two years. The third offering, in March 2005, consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Proceeds from the third offering were released to the Company in May 2005. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to explore our Big Chunk property and for working capital. On May 20, 2005, we issued a total of 1,970 units to Lafina Investment Ltd. and Michel Cornis as finder's fees in connection with the private placement. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years.

Over the next twelve months we intend to use all available funds to expand on the exploration of our leases, as follows:

Estimated Expenses For the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$3,836,000
Professional Fees	191,920
Investor Relations & Sales Related	322,800
Rent, Utilities & Insurance	103,450
General Administrative Expenses	98,220
Total	$4,552,390

As of October 31, 2005, we had $215,091 in current liabilities. We had a net loss of $1,729,834 for the three month period ended October 31, 2005 compared to a net loss of $833,166 for the three month period ended October 31, 2004, and a net loss of $4,009,954 for the nine months ended October 31, 2005 compared to a net loss of $18,063,934 for the nine month period ended October 31, 2004. Our total liabilities as of October 31, 2005 were $215,091 as compared to total liabilities of $193,431 as of October 31, 2004. The increase was due to the increased field work and drilling activity during the 2005 season. On March 22, 2005 we issued 3,886,717 shares of common stock and 3,886,717 one-half share common stock purchase warrants for gross proceeds of $5,052,732. We incurred expenses in the amount of $1,745,431 for the three month period ended October 31, 2005 compared to $836,117 for the three month period ended October 31, 2004 and $4,067,509 for the nine month period ended October 31, 2005 compared to $18,066,885 for the nine month period ended October 31, 2004. The change in expenses was due to an expansion of exploration activity and related administrative costs in 2005 and the non-recurring impairment loss recognized in 2004. During the three month period ended October 31, 2005 we spent $1,487,352 on exploration of our mineral properties.

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

By: / /s/ James Briscoe

James Briscoe, President, Chairman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: March 17, 2006

By: //s/ Jon Young

Jon Young, Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Date: March 17, 2006