Form 10KSB
period 2006-01-31
LIBERTY STAR GOLD CORP
filed 2006-05-01
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2006

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

28,464,174 shares of Common Stock @ $1.175 (1) = $33,445,404

(1) Average of bid and ask closing prices on April 24, 2006.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

37,254,174 shares of Common Stock issued and outstanding as of April 17, 2006.

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

The Agreement and Plan of Merger provided for the acquisition of Liberty Star Gold Corp. by Liberty Star Acquisition Corp. The acquisition was completed effective February 3, 2004 and Big Chunk Corp. (then a subsidiary of Liberty Star Gold Corp.) became the wholly owned subsidiary of Liberty Star Acquisition Corp. We acquired 100% of the issued and outstanding shares of Liberty Star Gold Corp. in exchange for the issuance of 17,500,000 shares of our company’s common stock to Alaska Star Minerals LLC. The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Upon completion of the acquisition, we issued 17,500,000 shares of our common stock to

Alaska Star Minerals LLC. As a result of this issuance, the number of outstanding shares of our common stock was increased from 20,000,000 shares to 37,500,000 shares, of which approximately 46.7% were owned by Alaska Star Minerals LLC.

On February 5, 2004, Liberty Star Acquisition was merged into our company through a parent/subsidiary merger completed pursuant to Nevada Revised Statute 92A.180. Also on February 5, 2004, our company’s name was changed from Titanium Intelligence, Inc. to “Liberty Star Gold Corp.” Big Chunk Corp. is now our wholly-owned subsidiary.

On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business following completion of the above transactions pursuant to which our company indirectly acquired 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska (the "Alaska Claims"). Our company is considered to be an exploration stage company, as it has not generated any revenues from operations.

The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Titanium Intelligence, Inc. acquired mineral claims, assumed liabilities of $313,895 and issued 17,500,000 shares valued at $15,925,000. Our company conducted a fair value assessment of the asset acquisition following the transaction date and determined the fair value of the mineral claims received was less than the value paid. The fair value was determined by an independent appraisal of the mineral claims. As a result we recorded an impairment loss of $15,907,500 in the same quarter as the asset acquisition.

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

On October 29, 2004 and later as amended, Alaska Star Minerals, L.L.C., Briscoe Investments, LP, RLLP, Paul Matysek, Bedrock Capital Corporation Ltd., a Nevada corporation wholly owned and controlled by Paul Matysek, and our company, agreed to the following:

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

1,750,000 shares of our common stock were transferred to Bedrock Capital Corporation Ltd. on November 19, 2004. Bedrock Capital Corporation Ltd. has subsequently sold 1,500,000 of its restricted common shares and has waived the requirement to register its shares. 7,000,000 shares of our common stock held by Alaska Star Minerals LLP were cancelled on November 22, 2004, leaving Alaska Star Minerals LLP with 8,750,000 shares of our common stock. The Membership Interest Redemption and Withdrawal Agreement and amendment, dated October 29, 2004 and November 19, 2004, are incorporated by reference as exhibits to the registration statement of which this prospectus forms a part.

Our current business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the State of Alaska through our wholly-owned subsidiary, Big Chunk Corp. The company currently holds a 100% interest in 1,718 mineral claims covering approximately 421 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”). The company also holds 163 mineral claims covering approximately 40.75 square miles in southwestern Alaska approximately 40 miles northeast of the northern boundary of the Big Chunk claims (the “Bonanza Hills Claims”). These Alaska claims are held in the name of our wholly-owned subsidiary, Big Chunk Corp. The company also holds a 100% interest in 651 Federal mining claims covering approximately 21 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The company has investigated title to all our mineral properties and, to the best of our knowledge, title to all properties are in good standing.

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

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration would conclude with a feasibility study to determine whether mining the minerals would make economic sense. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors", beginning on page 8 of this prospectus, for additional information about the risks of mineral exploration.

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Compliance with government regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska and the State of Arizona.

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per quarter section and $100 per quarter-quarter section must also be performed by us in order to keep the claims in good standing, or a total of approximately $740,000 must be paid to maintain the claims in good standing. We conducted a detailed aerial survey of the magnetic fields on our Big Chunk claims in Alaska and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional studies including extensive soil sampling and testing, Induced Polarization surveys, diamond core drilling and interpretation of data and samples that were collected in those studies were completed in 2005. The approximate cost of these activities was in excess of $1.8 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years.

In order to proceed with any drilling program in Alaska, we will have to apply to the Alaska Department of Natural Resources, the Alaska Department of Conservation and the US Corps of Engineers. The permitting process is anticipated to take approximately six weeks and would be done through contractors based in Anchorage. The permit fees are anticipated to be under $1,000 in total. The cost of contractors assisting with the permitting process is estimated to be approximately $15,000. The permitting process will be targeted to commence early in the field season with the objective of obtaining drilling permits for those locations identified for prospective drilling as a result of our initial exploration.

Our Arizona claims are on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon, September 1, 2006, in the amount of $125 per mining claim. To keep our existing property in good standing, the annual maintenance and rental fees total approximately $81,400.

In order to proceed with any drilling program in Arizona, we will have to apply for various permits with the State of Arizona. The permitting process is anticipated to take several weeks and would be done through contractors based in Arizona. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized for geophysical testing. The permit fees are anticipated to be approximately $3,000 per pipe. The cost of contractors assisting with the permitting process is estimated to be approximately $8,000 to $10,000 per pipe. The permitting process will be targeted to commence in May 2006 with the objective of obtaining drilling permits for those breccia pipe locations identified for prospective drilling as a result of our initial exploration.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a mineral resource exploration stage company engaged in the business of mineral exploration. We compete with other mineral resource exploration stage companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration stage companies. The presence of competing mineral resource exploration stage companies may impact our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

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

Employees

As of January 31, 2006, we had six full time employees, one part-time employee and two independent contractors on full time status. Competition for exploration geologists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contractors and contract for technical workers on an as needs basis during field months. As of the date of this report, we are employing or contracting three full time geologists, including President and CEO, James Briscoe, and VP Exploration, Phil St. George, as well as one senior geologist R. Macer. We also employ David Boyer M.Sc. a specialist in computer mapping. We have contracted with Dr. Karen Wenrich as a full time consultant on uranium exploration. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and a camp cook have been contracted as well. In all, there will be up to 22 workers for the field season. These permanent and contracted personnel can work approximately year round in Arizona and start about May 15 in Alaska and work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2006 through December 31, 2006 but particularly during the summer field season in Alaska.

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

We have incurred a net loss of $23,152,591 for the period from August 20, 2001 (inception) to January 31, 2006, and have no revenue to date. As of January 31, 2006, we had cash in the amount of $933,102. We believe that our current resources are not sufficient to conduct the initial phase of our exploration program. We will require additional financing in order to proceed with any work beyond the initial phase of our exploration program already completed, including our planned drilling program. No additional work, aside from the completion of our proposed exploration program, is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently have contingent arrangements for financing however we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims.

Our independent auditors' report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent auditors, Semple & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2006 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

If we cannot compete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

Our competition in the mining industry includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable because investors may choose to invest in our competitors instead of investing in us. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. Our success will be largely dependent on our ability to hire and retain highly qualified personnel. These individuals are in high demand and we may not be able to attract the personnel we need. We may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed down or suspended.

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

We have not found any mineral reserves on our claims and there can be no assurance that any of our mineral claims contain commercial quantities of any minerals. We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our properties. Even if we identify commercial quantities of mineral in any of our claims, there can be no assurance that we will be able to exploit the reserves or, if we are able to exploit them, that we will do so on a profitable basis. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because the probability of any of our claims having commercially exploitable reserves is extremely remote, any funds spent on exploration will probably be lost and investors may lose all of their investment in our Company.

Because our claims are without known mineral reserves and are in the exploration stage only, we have neither generated revenues nor realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business would be dependent on locating commercially exploitable mineral reserves. The likelihood that our claims contain valuable and commercially exploitable minerals is extremely remote. In all probability, our claims do not contain any commercially exploitable reserves and any funds that we spend on exploration will be lost. We may never discover commercially exploitable mineral resources on our claims, or we may do so and still not be commercially successful if we are unable to exploit those resources profitably. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

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

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to federal, provincial, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, provincial, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of our claims that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

The inability of our Chief Financial Officer and Secretary to devote sufficient amounts of their time to the operation of the business may limit our Company's success.

Presently our Chief Financial Officer and Secretary each allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the Chief Financial Officer and/or Secretary may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

We may not be able to access sufficient funds under the Standby Equity Distribution Agreement when needed.

We are dependent on external financing to fund our operations. Our financing needs are expected to be substantially provided from the Standby Equity Distribution Agreement we have signed with Cornell Capital Partners on March 8, 2006. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum cash advance of $300,000 during any five trading day period. Based on an assumed offering price of $1.00 per share, we will be able to draw a total amount of $10,000,000 in gross proceeds under the Standby Equity Distribution Agreement. This amount will utilize approximately 10,000,000 shares of our common stock we are registering pursuant to the Standby Equity Distribution Agreement and under this registration statement. If the actual average price at which we sell shares of common stock under the Standby Equity Distribution Agreement is less than $1.00 per share, we would need to register additional shares to fully utilize the funds available under the Standby Equity Distribution Agreement.

We may be unable to obtain a cash advance under the Standby Equity Distribution Agreement if Cornell Capital Partners holds more than 9.9% of our common stock.

In the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the Standby Equity Distribution Agreement of March 8, 2006. A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to make an advance under the Standby Equity Distribution Agreement. In that event, if we are unable to obtain additional external funding or generate revenue from our mineral claims, we could be forced to curtail or cease our operations.

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

Our offices

We rent the premises for our principal office that consists of approximately 1,300 square feet of engineering office space and 1,800 square feet of warehouse storage space located at 2766 N Country Club Road., Tucson, Arizona 85716. We rent these premises from Roger Brestel for $3,000 per month plus a pro rata share of utilities and maintenance. Prior to September 2005, we had sublet these premises from JABA (US) Inc. Our president and chairman, Mr. James Briscoe, was the president of JABA (US) Inc during this time.

We believe that our existing office facilities are adequate for our needs through the end of the year ended January 31, 2007. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

The company currently holds a 100% interest in 1,718 mineral claims in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 421 miles southwest of the city of Anchorage, Alaska (the “Alaska Claims”). The company also holds 163 mineral claims covering approximately 40.75 miles in southwestern Alaska approximately 40 miles northeast of the northern boundary of the Big Chunk claims (the “Bonanza Hills Claims”). The company also holds a 100% interest in 651 Federal mining claims covering approximately 21 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes”). We have not found any mineral resources on any of our claims.

Our claims in the State of Alaska

Our claims in the State of Alaska consist of 1881 State mineral claims, spanning approximately 462 square miles in the Iliamna Mining District of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska. The properties lie about 20 to 60 miles north of Lake Iliamna, and 15 to 60 miles northwest of the village of the same name, see map below. The only access to our Alaska Claims and the general area is by snowmobile in the winter, helicopter during any time of the year, or by foot.

Our claims in the State of Alaska are Alaska State mining claims on State of Alaska owned (surface and mineral) land. State mineral claims in Alaska may be kept in good standing by incurring annual assessment work or by paying cash in lieu of assessment work in the amount of $400 per 160 acre quarter section claims or $100 per 40 acre quarter-quarter section mineral claims per year and by paying annual escalating state rentals. To keep our existing property in good standing, the annual assessment work or cash in lieu obligations total approximately $740,000. Sufficient work has been done to cover all requirements for 2006, and 2007. The annual state rentals are $100 for 160-acre quarter section claims and $25 for 40-acre quarter-quarter section claims. The rental period begins at noon on September 1st through the following September 1st and annual rental payments are due on November 30th of each year. State rentals for our Alaska claims for the rental period ending September 1, 2005 totaled approximately $98,000 and have been paid. State rentals for the rental period ending September 1, 2006 will total approximately $172,000 and have been paid. Alaska State production royalty is three percent of net proceeds (income). State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our Alaska Claims are owned 100% by Big Chunk Inc., an Alaska corporation that in turn is owned 100% by us. The only royalties, payments or other encumbrances on the property are those owed to the State of Alaska as mentioned above. Federal taxes will be owed on profits made from mining on the property.

Figure 1: Alaska Properties – Big Chunk and Bonanza Hills- Location Map

Bonanza Hills claims
ALASKA
N
0
15
30
60 K
0
10
20
40 Mile
Big
Chunck
claims
Port Alsworth
Nondalton
Pedro Bay
Iliamna
Newhalen
Koliganek
Lake Iliamna
New Stuyahok
Kokhanok
Ekwok

Environmental / Permits

Within our Alaska claims, aside from the foreseeable displacement of fish and wildlife resources within the immediate mine and related structures and increased human access by a mine development project, we are not aware of any specific environmental impact that affect the mineral claims. In August 2004, Liberty Star contracted Lynx Enterprises to obtain permits for drilling. The following table summarizes the permits required for drilling and the day those permits were issued. Some of these permits are multi-year permits, and others will have to be renewed each year.

Alaska Permits	Date Issued
DNR Temporary Water Use Authorization TWUP F2004-24	September 17, 2004
US Army Corps of Engineers authorization under Nationwide Permit #6, Survey Activities POA-2004-1317-D	September 7, 2004
DNR Miscellaneous Land Use Permit for Hardrock Exploration and Reclamation	September 17, 2004
DNR Fish Habitat Permit FH-04-II-0267	September 20, 2004
Annual Reclamation APMA A042793	December 1, 2004
DNR Miscellaneous Land Use Permit # A052793	May 11,2005
DNR 2005 AMENDMENT #1 Miscellaneous Land Use Permit	June 8, 2005
DNR Annual Placer Mining Permit A052793	May 11, 2005
DNR Fish Habitat Permit FH-05-II-0142	May 11, 2005
DNR 2005 AMENDMENT #2 Miscellaneous Land Use Permit	August 2, 2005
Annual Reclamation APMA A052793	November 10, 2005

All of our Alaska Claims are large enough to host open pit mines, with sufficient areas for facility sites, waste and tailing storage and all other spatial requirements. Water is found at surface to supply mining and mineral recovery operations as well as other water demands. Power is not available on the properties and will have to be developed or brought in prior to mining and mineral recovery operations.

Drilling

Quest Drilling completed four holes on the Alaskan properties in late 2004. The holes were drilled with a LF70 helicopter portable diamond core rig, taking a 2.35 inch in diameter core sample and a total footage of 1,329 feet in samples. We contracted Connors Drilling to carry out the drilling in 2005. A helicopter portable diamond core drill was used. A total of 10,948 feet was completed. Both 3.77 inch and 2.35 inch core was drilled. Permits for both programs were filed, accepted and subsequent to drilling closeout work and reclamation reports were filed after completion.

  Accessibility, Climate, Local Resources, Infrastructure and Physiography

Our claims in the State of Alaska lie within the Nushagak-Big River Hills, an area of rolling hills and low mountains separated by wide shallow valleys blanketed with glacial deposits and numerous streams and small, shallow lakes. Elevations range from 525 feet above sea level (asl) to 1,584 feet asl.

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

Our Arizona claims

Our Arizona claims consist of 651 Federal mining claims, covering approximately 21 square miles in northwestern Arizona, located on the north side of the Colorado River, approximately 120 miles northeast of the city of Las Vegas, Nevada. The property lies about 12 to 35 miles south of the southern Utah border. Access to these Arizona Claims and the general area is by paved highway, dirt roads or by foot.

Our Arizona claims are on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon, September the 1st, in the amount of $125 per mining claim. To keep our existing property in good standing, the annual maintenance and rental fees total $81,400.

We own 100% of our Arizona claims. The only royalties, payments or other encumbrances on the property are those owed to the Bureau of Land Management as mentioned above. Federal taxes will be owed on profits made from mining on the property.

Within our Arizona claims, aside from the foreseeable displacement of wildlife resources within the immediate mine and related structures and increased human access by a mine development project, we are not aware of any specific environmental impact that affect the mineral claims.

The following table summarizes the permits required for geophysics or drilling that we expect to apply for over the next 12 months:

Arizona Permit/Filing (Per 2001 43CFR3809)	Date
Notice of Intent (< five acres of disturbance)	To be filed
Plan of Operations (> five acres of disturbance)	To be filed
Bond Reclamation Estimate Calculation	To be filed
Environmental Assessment for Plan of Ops	To be filed
State of Arizona Water Resources Drilling Permit	To be filed
Archaeological Survey and Permit	To be filed

Figure 2: North Pipes Project - Arizona Properties Location Map

N
113°0'0"W
Colorado City 1 km
112°30'0"W
Fredonia
Kaibab Indian Reservation
36°30'0"N
Phoenix
Mohave Co.
Coconino Co.
Grand Canyon - Parashant N.M.
Grand Canyon National Park
Legend
Liberty Star Gold Claims
Grand Canyon - Parashant N.M.
GRAND CANYON N.P.
KAIBAB INDIAN RES.
Unimproved Road
State/US Highway
LIBERTY STAR
Meters
1:400,000

Our Arizona properties are from 13 to 38 miles from the towns of Fredonia, Arizona or Colorado City, Utah. The Federal lands within this area, encompasses about 2.8 million acres of public land located in the northwest corner of Arizona and is known as the “Arizona Strip” (Strip). Isolated from the rest of Arizona by the deep canyons of the Colorado River, this area is closely linked geographically, culturally and economically with southern Utah. The town of Kanab about 10 miles north of Fredonia, Arizona is the primary supply depot and the location of the company’s field office for the North Pipes Project. The town of St. George, the largest in southern Utah lies about 150 miles by two lane paved highway west of Kanab. The area is vegetated with sage and juniper, with incised arroyos and canyons. The Strip encompasses the northern portion of Mohave and Coconino Counties. There are no inhabited communities in the interior of the Strip and the human population is low.

The only highways, three of them, cross the northern tier of the Arizona Strip. No paved roads extend into the interior, but over 4,400 miles of unpaved roads and truck trails criss-cross the area. Most of the development in the interior of the Arizona Strip is related to ranching operations and includes waters, fences and diverse other types of rangeland improvements. The few ranch houses scattered across the Strip are not permanent residences but only occasionally used by ranch hands.

The principal industries in the Arizona Strip are ranching and minerals exploration and development. Grazing of livestock has been a major use of the public lands since the 1880's and continues to be to this day. Active uranium exploration and development operations have occurred over the past two decades. Eight mines were operated on the Strip. Three were mined out and the sites rehabilitated. The other five have been shut down due to low uranium prices.

Present condition of our claims

Both the Alaskan and Arizona properties are undeveloped. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is not any road access to the Alaskan properties, but there is road access to the Arizona properties.

Claim status

On November 28, 2005 we filed assessment affidavits and paid the applicable fees required by Alaskan mining regulations for the Alaska claims, which will expire two years after the date we paid those fees. We are required to perform annual assessment work of $400 per quarter section in order to keep the claims in good standing. We conducted a detailed aerial study of the magnetic fields of our Big Chunk claims in Alaska and associated work at cost of $283,889 during the period January 10 through June 6, 2004. Additional studies including extensive soil sampling, Induced Polarization geophysical surveying, diamond core drilling and interpretation of the data and samples from those studies was conducted in 2005. The approximate cost of these activities has been in excess of $1.8 million and may be applied towards maintaining the claims in good standing for 2005 and three additional years up to and including 2008 obligations.

In Arizona, during the month of August 2005 we filed with the Bureau of Land Management the Notice of Intent to Hold and Certification of Payment of Rental and Maintenance Fee Affidavits for the initial group of 313 federal unpatented lode mining claims.  In December 2005 an additional 95 federal unpatented lode mining claims were filed with the Bureau of Land Management. In February and March of 2006 we filed an additional 139 federal unpatented lode mining claims with the Bureau of Land Management. In April 2006, we staked an additional 104 claims and filed them with the Bureau of Land Management.  The combined 651 mining claims have had all applicable fees paid, and are in good standing.

Exploration History

Prior History

Except as indicated with respect to our Arizona claims and otherwise as set out below, we are unaware of any previous claim ownership anywhere on the property, nor any exploration, other then minor surface sampling. No evidence of development work has been found on the property. No historical mineral resources or reserves are in the published literature.

Our Alaska claims

Our Alaska claims are located in a remote area of southwestern Alaska where limited exploration and development activity has occurred. The area is largely covered by glacial debris, soil, and tundra. Little geologic, geochemical or geophysical data is available, and that which is available is of a general nature and of low quality.

Our Big Chunk claims

We are unaware of any previous claim ownership anywhere on our Big Chunk claims in Alaska. No historical mineral resources or reserves are in the published literature concerning the property. Other than minor exploration that was conducted by Cominco Alaska, Anaconda and the United States Geological Survey, we are not aware of any prior exploration that was conducted on our Big Chunk claims in Alaska prior to January 10, 2004, when our aerial survey of the magnetic fields began.

Our Bonanza Hills claims

Anaconda and Cominco Alaska also conducted some minor tests on our Bonanza Hills claims in the past. The work they conducted consisted of surface sampling and a small geophysical survey. We are not aware of any other exploration that occurred there before we began our exploration there.

Our Arizona claims

The Arizona Strip was an active exploration district in the 1970’s and 1980’s with several producing mines and huge tracts of claims held by companies including International Uranium Corp., Energy Fuels Nuclear, Pathfinder as well as others. The work accomplished by these companies included geophysics and drilling. Little to none of this information is available to the public, though many of the drill holes are marked and still visible. No evidence of actual development work has been found on any of our properties. No historical mineral resources or reserves are in the published literature.

Recent Exploration of the Alaska Claims

We have carried out exploration work on our Alaska claims in an effort to ascertain whether they possess commercially viable deposits of gold, copper and molybdenum and by-product silver. We have undertaken an aeromagnetic geophysical survey, started January 10, 2004 and completed June 6, 2004, over the claims and a significant surrounding area. This survey covers 1,408 square miles, was flown at a constant elevation above the surface of 297 feet with lines every 825 feet with a magnetic measurement every 18 feet. The magnetic contours are reduced to the pole and color contoured. This map is the most detailed existing for the area. This map is the foundation that will be used to help interpret sub surface geology and alteration related to rock types, faults and vein and alteration zones. It will also help us interpret the results of other studies done or to be done, such as geochemical sampling and electrical ground geophysics known as Induced Polarization or IP. The next step in our exploration program was the collection of geochemical samples consisting of twigs of specific plants, known as biogeochemical samples; soil samples taken from shallow excavations about six inches deep known as soil sampling; sediments from running streams known as stream sediment sampling; and water samples from still water simply known as water sampling. These samples were taken along lines 3,279 feet apart with samples every 660 feet along each line except for the stream sediment samples and water samples that were taken along waterways where sample material was available. Each sample was located with a Hewlett-Packard Pocket PC (IPAC) equipped with Global Positioning Satellite (GPS) software and color map display. All detailed information about the sample was collected using software written for the purpose. This information was automatically down loaded each night by each sampler, and transmitted to an archival computer at base camp. Each sample was analyzed for 37 elements including gold, silver, copper and molybdenum by an accredited analytical geochemical laboratory. Numerous blanks and repeat samples were submitted at the same time to assure quality assurance/quality control (QA/QC) as a standard procedure. Nine thousand three hundred and three samples were collected and greater than 325,000 determinations made on these samples. Appropriate computer programs were used to plot these results for each element on computer maps that are accurate in scale. The computer software is known as Geographic Information Systems (GIS) and is standard for the industry. The next step was to do ground electrical geophysics known as Induced Polarization or IP. This method involves putting an electrical current into the ground, shutting off the current and measuring the time it takes for the electricity to come back out. Where there is mineralization, the metallic particles act as micro storage units (capacitors) showing the metallic mineral content. This method is standard for the industry having been in use for more than 40 years. Zonge Engineering and Research Organization Inc. of Tucson, Arizona did the work. There was only one month of available survey time and not all the ground could be tested.

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

Drilling

Four drill holes totalling 1,329 feet were completed in the White Sox area. The table below summarizes this drill campaign.

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

Our Arizona Property

We have conducted no recent exploration of our Arizona property to date.

Item 4.	Submissions of Matters to a Vote of Security Holders.

The Company held it’s first annual shareholders meeting on December 2, 2005 in Tucson, Arizona. The following matters were voted upon at the meeting:

The following directors were elected:

Director	Votes in Favor	Votes Withheld
Jim Briscoe	27,544,545	26,650
Jon Young	27,511,341	58,600
Gary Musil	27,513,891	56,100
John Guilbert	27,501,141	64,350
Philip St. George	27,527,741	41,050

Shareholders ratified the appointment of Semple & Cooper, LLP as our independent auditors by a vote of 27,520,941 in favor with 48,650 against.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock was listed and commenced trading on the OTC Bulletin Board on July 15, 2003 under the symbol "LBTS.OB". Since July 15, 2003, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2006	$1.52	$1.07
October 31, 2005	$2.27	$1.21
July 31, 2005	$1.67	$1.03
April 30, 2005	$1.97	$1.10
January 31, 2005	$2.14	$1.20
October 31, 2004	$1.74	$1.35
July 31, 2004	$1.86	$0.90
April 30, 2004 (2)	$1.82	$1.28
March 31, 2004 (3)	$2.50	$0.10
December 31, 2003 (4)	n/a	n/a

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

On April 17, 2006, the shareholders' list for our common stock showed 104 registered stockholders and 37,254,174 shares issued and outstanding. The closing sale price for our common stock on April 17, 2006, as reported on the OTC Bulletin Board, was $1.09.

Recent Sales of Unregistered Securities

On March 8, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000 for a period of up to two years. The periodic sale of shares is known as an advance. For each share of our common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 96%, or a 4% discount of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following our request for an advance. If the volume weighted average price of the common stock on any day during such five (5) day period is less than 90% of the closing bid price on the trading day immediately preceding the notice date, then, the volume weighted average price on such date is excluded from the calculation and the number of shares sold and the amount of the advance are reduced by 20%. We may waive this price protection by providing Cornell Capital Partners with notice of the waiver prior to the relevant advance notice date. In addition, 5% of each cash advance will be paid to Cornell Capital Partners as a commitment fee and $500 per advance will be paid to Yorkville Advisors, LLC an affiliate of Cornell Capital Partners as a structuring fee. The amount of each advance is subject to a maximum amount of $300,000, and we may not submit a request for an advance within five trading days of a prior advance. In addition, we may not request cash advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon registering the shares of common stock with the SEC and obtaining all necessary permits or qualifying for exemptions under applicable state laws. A registration statement was filed with the SEC on March 23, 2006. Cornell Capital Partners also received an initial commitment fee of $290,000, which was paid by the issuance of 256,637 shares of common stock on March 8, 2006. Yorkville Advisors, LLC an affiliate of Cornell Capital Partners, received a one time structuring fee of $15,000. Proceeds received under the Standby Equity Distribution Agreement will be used for exploration activities and working capital.

On March 8, 2006 Newbridge Securities Corporation was paid an initial structuring fee of $10,000 by the issuance of 8,850 shares of common stock. Liberty Star engaged Newbridge Securities Corporation, an unaffiliated registered broker-dealer, to advise it in connection with the Standby Equity Distribution Agreement.

On May 20, 2005, we issued 1,970 units to two non-U.S. investors in an offshore private placement, pursuant to an exemption under Regulation S of the Securities Act of 1933, as amended. These units were issued as consultants fees in connection with consultant agreements with the two non-U.S. investors and valued at par value $0.001 per share. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years.

On March 22, 2005, we completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to return all proceeds from the private placement in the event that we did not file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. We filed the Form SB-2 within the 60-day deadline. Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to explore our mineral claims and for working capital.

Equity Compensation Plan Information

As of January 31, 2006, we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our security holders.

Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2006	Weighted-average exercise price of outstanding options as at January 31, 2006	Number of securities remaining available for further issuance as at January 31, 2006
3,850,000	676,000	$1.68	3,174,000

On April 5, 2006, we granted to our employees, consultants, officers and directors stock options to purchase an aggregate of 1,594,000 common shares exercisable at the price of $1.11 per share for a term of ten years. The grant of stock options was made under the terms of our 2004 Stock Option Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 22, 2004 the Company received and retired 7,000,000 shares that were returned from Alaska Star Minerals, LLC for which no cash was exchanged. The 7,000,000 shares were part of the original issuance of shares to affect the asset acquisition. These shares were issued in exchange for mineral claims and notes payable. The return of 7,000,000 shares was completed in order to remove one of the Alaska Star Minerals LLC owners from the asset acquisition when it was decided that he would not be employed by the Company. The receipt and retirement of these shares were reported at the market closing price on that date of $1.60 per share, $11,200,000, recorded as a reduction of common stock and additional paid-in capital.

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

Overview

We are an exploration stage company engaged in exploration of three large mineral projects. Two of these projects are located in the Iliamna area of southwestern Alaska – Big Chunk and Bonanza Hills. The third is located in the Mojave and Coconino counties of Northern Arizona in an area known as the North Pipes Project.

At our Big Chunk and Bonanza Hills properties in Alaska, which are held through our wholly-owned Alaska subsidiary, Big Chunk Inc. (“Big Chunk”), we have acquired and are exploring at Big Chunk 1,718 mineral claims spanning approximately 421 square miles in an area centered 25 miles northwest of the village of Iliamna, on the north shore of Lake Iliamna in southwestern Alaska. At Bonanza Hills we have 163 claims covering approximately 40.75 square miles. In each case these are Alaska State Mining Claims and are subject only to a small royalty due the state of Alaska. We plan to ascertain whether the claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To date, we have completed a detailed study, by airplane, of the magnetic fields found on our Big Chunk claims. One hundred eleven miles of induced polarization surveys have been completed over portions of our Big Chunk claims. We have also drilled 31 drill holes to an average depth of about 400 feet for a total of 12,277 feet of drilling on our Big Chunk properties.

The Bonanza Hills mining district lies about 60 miles northeast of the village of Iliamna and about 40 miles north east of the northern boundry of the Big Chunk Project. At present, only a small part of our Bonanza Hills claims have been sampled. Additional sampling is planned for the field season of 2006.

In Arizona starting on or about November 2004, in response to rising uranium consumption and prices, we started a literature research program of the characteristics of uranium bearing breccia pipes which occur in north central Arizona between the town of Flagstaff and the Utah border. We determined that areas that held breccia pipes were available for acquisition by staking federal mining claims. Almost all previously held claims had been allowed to expire by their previous holders because of the low price of uranium from the early 1980’s until recently. As a result of our investigation and the interest it developed, the company has acquired, through staking, 651 federal lode mining claims in northern Arizona that include approximately 123 breccia pipe targets. These federal claims provide the mining rights to discovered minerals and no royalty is due on production from them. We have established a field office in Kanab, Utah for the company. Kanab, Utah is the nearest town to the area of exploration which lies 15 to 48 miles to the south in Arizona.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the next twelve months we intend to continue our exploration program at Big Chunk and Bonanza Hills in Alaska and the uranium pipes at North Pipes in northern Arizona. We anticipate that we will incur expenses over the next twelve months for geological, geophysical, and geochemical studies and interpretation of data acquired in the field season of 2006.

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the year ended January 31, 2006 was $5,052,732.

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company and a standby equity distribution agreement. The private placement offering consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received have been and are being used to explore our mineral properties and for working capital.

On March 8, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay Liberty Star 96%, or a 4% discount on the lowest volume weighted average per share price of our common stock on the principal market for the 5 days following our request for advance. Cornell Capital Partners’ obligation to purchase shares of Liberty Star’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including Liberty Star obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and each advance is limited to $300,000 per five business days.

Over the next twelve months we intend to use all available funds to expand on the exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$9,000,000
Professional Fees	360,000
Investor Relations & Sales Related	322,000
Rent, Utilities & Insurance	105,000
General Administrative Expenses	213,000
Total	$10,000,000

We had cash and cash equivalents in the amount of $933,102 as of January 31, 2006. We had working capital of $808,491 as of January 31, 2006.

As at January 31, 2006, we had $160,075 in current liabilities. We had a net loss of $4,627,965 for the twelve month period ended January 31, 2006 compared to a net loss of $18,392,024 for the twelve-month period ended January 31, 2005. Our total liabilities and stockholders’ equity as of January 31, 2006 were $1,179,566 as compared to total liabilities and stockholders’ equity of $691,041 as of January 31, 2004. The increase in total liabilities and stockholders’ equity was due to the issuance of an additional 3,886,717 shares of common stock for gross proceeds of $5,052,732 and the increased exploration of our mineral claims. We incurred expenses in the amount of $4,694,804 for the year ended January 31, 2006 compared to $18,397,569 for the year ended January 31, 2005. The change in expenses was primarily due to the impairment loss that we experienced as a result of the acquisition of Liberty Star Gold Corp., on February 3, 2004. We have accounted for the transaction as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the three (3) trading dates prior to the completion of the asset purchase, which has resulted in a non-recurring impairment loss for the period of $15,907,500. During the twelve month period ended January 31, 2006 we spent $3,577,964 on exploration of our mineral properties.

The results that we can accomplish with our current budgeted expenditures of $10,000,000 are limited. We will need additional funding to prove whether we have a commercially viable mineral resource. There is no assurance that we will be able to raise additional funds in the amounts and at the times we will require them.

We have no arrangements in place for any additional financing and there is no assurance that we will be able to do so in the required amounts. Please refer to the section of this annual report entitled "Risk Factors" beginning on page 7 for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2006, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on the purchase of equipment for our present operations or for our projected operations over the next 12 months. Nor do we anticipate that we will sell any equipment over the next 12 months.

Personnel

As of January 31, 2006, we had six full time employees, one part-time employee and two contractors on full time status. Competition for outstanding exploration geologists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contractors and contract for technical workers on an as needs basis during field months. As of the date of this prospectus, we are employing or contracting three full time geologists, including President and CEO, James Briscoe, and VP Exploration, Phil St. George, as well as one senior geologist R. Macer. We also employ David Boyer M.Sc. a specialist in computer mapping. We have contracted with Dr. Karen Wenrich as a full time consultant on uranium exploration. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and a camp cook have been contracted as well. In all, there will be up to 22 workers for the field season. These permanent and contracted personnel can work approximately year round in Arizona and start about May 15 in Alaska and work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are generally contracted for 140 days of consulting services over the period January 1, 2006 through December 31, 2006 but particularly during the summer field season in Alaska.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our financial statements for the period ended January 31, 2006 reflect financial information for the twelve month period ending January 31, 2006, as well as from inception through January 31, 2006 and for the twelve-month period ended January 31, 2005.

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

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the year ended January 31, 2006. Our accumulated stockholders’ equity at January 31, 2006, was $1,019,491 and the net loss for the twelve-month period ended January 31, 2006 was $4,627,965. All of our exploration costs are expensed as incurred.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2006, there were 3,420,342 potentially dilutive instruments outstanding.

New Accounting Pronouncements

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company intends to comply with the standard upon its effectiveness; however, the Company does not believe that the impact to the Company’s consolidated financial statements would be materially different from the pro forma disclosures under SFAS No. 123 disclosed in Note 5, Stock Based Compensation.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 applies to hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The FASB stated that SFAS No. 155 improves financial reporting by eliminating the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 amends Statement No. 140 by eliminating the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Any differences resulting from adoption of SFAS No. 155 should be recognized as a cumulative-effect adjustment to beginning retained earnings. Unless early adoption is elected, SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Management does not believe that the adoption of SFAS No. 155 will have a material effect on our results of operations or financial position.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that this statement will have a significant impact on the Company’s overall results of operations or financial position.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the year ended January 31, 2006. All exploration costs are expensed as incurred.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of January 31, 2006 and 2005

Consolidated Statements of Operations for the twelve month period ended January 31, 2006, the twelve month period ended January 31, 2005 and the period from inception (August 20, 2001) to January 31, 2006

Consolidated Statement of Stockholders' Equity for the period from inception (August 20, 2001) to January 31, 2006

Consolidated Statements of Cash Flows for the twelve month period ended January 31, 2006, the twelve month period ended January 31, 2005 and for the period from inception (August 20, 2001) to January 31, 2006

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Liberty Star Gold Corp.

We have audited the accompanying consolidated balance sheets of Liberty Star Gold Corp. as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from inception (August 20, 2001) through January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2006 and 2005, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, and for the cumulative period from inception (August 20, 2001) through January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company is in the exploration stage, has suffered recurring losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Semple & Cooper, LLP

Phoenix, Arizona

March 29, 2006

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

ASSETS

	January 31, 2006	January 31, 2005
Current: Cash and cash equivalents Prepaid expenses Other current assets Deposits	$933,102 15,007 7,875 12,582	$531,044 125,822 - 10,080
Total current assets	968,566	666,946

Equipment, net	211,000	24,095

Total assets	$1,179,566	$691,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current: Accounts payable and accrued liabilities	$160,075	$96,317
Total current liabilities	160,075	96,317

Commitments	-	-

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares authorized; 36,988,687 and 33,100,000 issued and outstanding	36,989	33,100
Additional paid-in capital	12,935,093	7,886,250
Deficit accumulated during the exploration stage	(11,952,591)	(7,324,626)
Total stockholders’ equity	1,019,491	594,724

Total liabilities and stockholders’ equity	$1,179,566	$691,041

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the twelve months ended January 31, 2006	For the twelve months ended January 31, 2005	Cumulative from date of inception (August 20, 2001) to January 31, 2006
Revenues	$-	$-	$-

Expenses:
Geological and geophysical costs	3,577,964	1,874,639	5,452,603
Salaries and benefits	232,794	153,104	385,898
Accounting and auditing	204,162	90,324	294,580
Advertising	72,767	72,846	145,793
Depreciation	27,185	17,416	44,601
Legal	162,164	51,618	213,782
Professional services	-	32,097	143,992
Office	359,506	179,033	560,191
Travel	58,262	18,992	84,504
Impairment loss	-	15,907,500	15,907,500
Net operating expenses	4,694,804	18,397,569	23,233,444

Loss from operations	(4,694,804)	(18,397,569)	(23,233,444)

Other income
Interest income	66,815	5,545	72,958
Gain on sale of assets	24	-	24
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income	66,839	5,545	80,853

Loss before income taxes	(4,627,965)	(18,392,024)	(23,152,591)

Income tax expense	-	-	-

Net loss	$(4,627,965)	$(18,392,024)	$(23,152,591)

Basic and diluted net loss per share of common stock	$(0.13)	$(0.48)	$(0.84)

Basic and diluted weighted average number of shares of common stock outstanding	36,455,672	37,871,311	27,721,366

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the twelve month period ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	$36,989	$12,935,093	$(11,952,591)	$1,019,491

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended January 31, 2006	For the twelve months ended January 31, 2005	Cumulative from date of inception (August 20, 2001) to January 31, 2006
Cash flows from operating activities
Net loss	$(4,627,965)	$(18,392,024)	$(23,152,591)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	27,185	17,416	44,601
Mineral claim costs	-	343,085	343,085
Impairment loss	-	15,907,500	15,907,500
Gain on sale of fixed asset	(24)	-	(24)
Changes in assets and liabilities: Prepaid expenses	110,815	(31,472)	72,843
Other current assets	(7,875)	-	(7,875)
Deposits	(2,502)	(10,080)	(12,582)
Accounts payable and accrued expenses	63,758	71,895	154,060
Net cash used in operating activities	(4,436,608)	(2,093,680)	(6,650,983)

Cash flows from investing activities
Proceeds from sale of fixed asset	1,774	-	1,774
Purchase of equipment	(215,840)	(41,511)	(257,351)
Net cash used in investing activities	(214,066)	(41,511)	(255,577)

Cash flows from financing activities
Proceeds from the issuance of common stock	5,052,732	2,686,930	7,839,662
Principal activity on notes payable	-	(25,000)	-
Net cash provided by financing activities	5,052,732	2,661,930	7,839,662

Net increase in cash and cash equivalents for period	402,058	526,739	933,102

Cash and cash equivalents, beginning of period	531,044	4,305	-

Cash and cash equivalents, end of period	$933,102	$531,044	$933,102

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

36

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Gold Corp. (the “Company”) was formally Titanium Intelligence, Inc (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. Until Titanium entered into the transaction to purchase Liberty Star Gold Corp. (“Liberty Star Nevada”), its focus consisted primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Following a review and evaluation of the textile trade centre website business in December 2003, Titanium’s board of directors determined to discontinue the website operations and change the focus of the Company’s business operations to become an exploration stage company engaged in the acquisition and exploration of mineral properties. Titanium was considered to be a development stage company in the Internet textile trade business as it had not generated any revenue from internet textile trade operations.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2006 and 2005, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $858,000 and $450,000, respectively.

Mineral claim costs

Mineral claim costs of carrying, retaining and developing properties are charged to expense in the period incurred in our geological and geophysical costs.

Equipment

Equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Equipment is reviewed periodically for impairment. Useful lives range from 3 to 7 years. At January 31, 2006 and 2005 accumulated depreciation was $44,601 and $17,416 respectively.

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

Advertising costs

The Company charges advertising costs to expense as incurred.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2006 and 2005, there were 3,420,342 and 1,479,000 potentially dilutive instruments outstanding, respectively.

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

Recently issued accounting standards

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company intends to comply with the standard upon its effectiveness; however, the Company does not believe that the impact to the Company’s consolidated financial statements would be materially different from the pro forma disclosures under SFAS No. 123 disclosed in Note 5, Stock Based Compensation.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Recently issued accounting standards - continued

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 will not have a material affect on the Company’s financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 applies to hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The FASB stated that SFAS No. 155 improves financial reporting by eliminating the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 amends Statement No. 140 by eliminating the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Any differences resulting from adoption of SFAS No. 155 should be recognized as a cumulative-effect adjustment to beginning retained earnings. Unless early adoption is elected, SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Management does not believe that the adoption of SFAS No. 155 will have a material effect on our results of operations or financial position.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that this statement will have a significant impact on the Company’s overall results of operations or financial position.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3– Mineral claims

On January 31, 2006 the Company held a 100% interest in 1,718 Alaska State mining claims spanning approximately 421 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On January 31, 2006, the Company held a 100% interest in 163 Alaska State mining claims spanning approximately 40 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the Bonanza Hills Claims”). On January 31, 2006, the Company also held a 100% interest in 408 standard Federal lode mining claims spanning approximately 13 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

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

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As a condition of the private placement, we agreed to return all proceeds from the private placement in the event that we did not file a registration statement on Form SB-2 within 60 days of the closing date of the private placement registering all of the securities issued. We filed the Form SB-2 within the 60-day deadline. Finder’s fees are payable on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units. Proceeds of the private placement will be used to explore our mineral claims and for working capital.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4– Common stock - continued

On May 20, 2005, we issued 1,970 units to two non-U.S. investors in an offshore private placement, pursuant to an exemption under Regulation S of the Securities Act of 1933, as amended. These units were issued as consulting fees in connection with the above private placement. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years.

As of January 31, 2006 there were 5,488,687 one-half share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 0.91 years and exercise prices of $1.50 and $1.75 per whole warrant for one common share.

Whole share purchase warrants outstanding at January 31, 2006 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, February 1, 2004	-	$-

Issued	800,000	1.75
Forfeited or expired	-	-
Exercised	-	-

Outstanding, January 31, 2005	800,000	1.75

Issued	1,944,342	1.50
Forfeited or expired	-	-
Exercised	-	-

Outstanding, January 31, 2006	2,744,342	1.57
Exercisable, January 31, 2006	2,744,342	$1.57

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 5– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and consultants after specific objectives are met. The options granted vest under various provisions, not to exceed two years. The options granted have a useful life not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders.

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5– Stock-based compensation - continued

Stock options outstanding at January 31, 2006 are as follows:

	Number of Options	Weighted average exercise price
Outstanding, February 1, 2004	-	$-

Granted	704,000	1.678
Forfeited or expired	(25,000)	1.678
Exercised	-	-

Outstanding, January 31, 2005	679,000	1.678

Granted	-	-
Forfeited or expired	(3,000)	1.678
Exercised	-	-

Outstanding, January 31, 2006	676,000	1.678
Exercisable, January 31, 2006	407,000	$1.678

The options have a weighted-average remaining contractual life of 8.91 years at January 31, 2006.

The fair value of options granted to employees has been determined to be $0 at January 31, 2005, based on the Black-Scholes valuation method. Therefore, there is no proforma impact of stock options granted on the Company’s net loss as reported for the twelve months ended January 31, 2006 and 2005 and the period from incorporation (August 20, 2001) to January 31, 2006.

The fair value of options granted to employees is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants at January 31, 2005: expected life of options of 5 years, expected volatility of 0%, risk-free interest rate of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted for the twelve months ended January 31, 2005 was approximately $0.

The fair value of options granted to service providers is estimated as of the date of the grant utilizing the Black-Scholes option-pricing model with the same assumptions as above except for expected volatility of 50%. The estimated cost of the options as a result of these assumptions is $0.513 per option. There were 185,000 options issued to service providers valued at $94,350, during the year ended January 31, 2005.

NOTE 6 – Income taxes

As of January 31 the deferred tax asset is as follows:

	2006	2005
Net operating loss carryforwards	$2,738,000	$1,047,000

Less valuation allowance	(2,738,000)	(1,047,000)
	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. When the Company demonstrates the ability to generate taxable income, management

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Income taxes - continued

will reevaluate the allowance. The change in the valuation allowance of $1,691,000 and $994,000 in the years ended January 31, 2006 and 2005 represents the benefit of the change in net operating loss carryforwards during the period.

At January 31, 2006 and 2005 the Company has a federal net operating loss carry-forward of approximately $7,100,000 and $2,600,000 that is available to offset future taxable income that expires at various dates through 2025.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended January 31, 2006 and 2005 is as follows:

	January 31, 2006	January 31, 2005
Income tax benefit at federal statutory rate	$(1,463,362)	$(5,815,558)
State income tax benefit, net of effect on federal taxes	(323,958)	(1,287,442)
Permanent and temporary differences	96,320	6,109,000
Increase in valuation allowance	1,691,000	994,000
Income tax expenses (benefit)	$-	$-

NOTE 7 – Related party transactions

The Company entered into the following transactions with related parties during the period ended January 31, 2006:

Paid or accrued $10,500 in rent. The Company rented these premises from JABA (US) Inc. Our president and chairman, Mr. James Briscoe, was the president of JABA (US) Inc. The Company rented the facility for $1,500 per month plus a pro rata share of utilities and maintenance from April 2004 through August 2005.

On May 23, 2005, a 1994 GMC long bed truck was purchased from an officer for $10,095.

On October 6, 2005, a 1994 Isuzu sport utility vehicle was purchased from an officer for $5,805.

Paid or accrued $3,359 in rent. We rented an office from an officer on a month to month basis for $197 per month from February 2005 through August 2005 and $395 per month from September 2005 through January 2006.

The Company entered into the following transactions with related parties during the period ended January 31, 2005:

Paid or accrued $ 10,980 of management fees to a company controlled by a common director.

Paid or accrued $ 3,147 of office expenses to a company with a common director.

Paid or accrued $ 1,000 of travel advance to a director.

Paid or accrued $15,000 in rent. The Company rented these premises from JABA (US) Inc. for $1,500 per month plus a pro rata share of utilities and maintenance, beginning in April, 2005. Our president and chairman, Mr. James Briscoe, was the president of JABA (US) Inc.

NOTE 8 – Commitments

The Company is required to perform annual assessment work in order to maintain the Alaska State mining claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Commitments - continued

(40 acre) claim extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be approximately $740,000. At January 31, 2006, more than $740,000 has been paid that can be used to meet annual assessment requirements.

The annual state rentals for the Alaska State mining claims are $100 for each ¼ section (160 acres) claim and $25 for each ¼ -¼ section (40 acres) claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. State rentals for our Alaska claims for the period from September 1, 2004 through September 1, 2005 for claims that were staked prior to September 1, 2004 totalled $47,625 and had been paid during the fiscal year ended January 31, 2005. State rentals for the period from September 1, 2004 through September 1, 2005 for new claims staked totalled $50,500 and have been paid during the fiscal year ended January 31, 2006. Rentals for the period from September 1, 2005 through September 1, 2006 total $172,025 and have been paid during the fiscal year ended January 31, 2006. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental for the period from September 1, 2004 through September 1, 2005 is $100 per claim. The annual rental for the period from September 1, 2005 through September 1, 2006 is $125 per claim. Additional fees of $25 per claim for the period from September 1, 2004 through September 1, 2005 and $45 per claim for the period from September 1, 2005 through September 1, 2006 are due in the first year of filing a federal lode mining claim along with the first years rent. Rentals for the period from September 1, 2004 through September 1, 2005 totalled $42,555 and have been paid during the fiscal year ended January 31, 2006. Rentals for the period from September 1, 2005 through September 1, 2006 totalled $55,275 and have been paid in the fiscal year ended January 31, 2006.

In September 2005 the Company began renting it’s office facility on a month-to-month basis from Roger Brestel for $3,000 per month plus a pro rata share of utilities and maintenance. In October 2005 the rent increased to $3,150 per month. For the year ended January 31, 2006 the Company paid $15,600 related to this lease.

The Company rented equipment from Instrumentation GDD, Inc. on a month to month basis beginning in June 2005 for $500 per month. For the year ended January 31, 2006 the Company paid $4,000 related to this lease.

The Company entered into a vehicle lease in October 2005. The lease requires a downpayment of $5,458 and monthly payments of $392 through March 2009. For the year ended January 31, 2006 the Company paid $7,026 related to this lease.

Future minimum lease payments during the fiscal year ended:
January 31, 2007	$4,704
January 31, 2008	4,704
January 31, 2009	4,704
January 31, 2010	784
$14,896

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Commitments - continued

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,964 from October 2004 through May 2006 with the option to extend the lease to October 2006 and a deposit of one month’s rent. For the year ended January 31, 2006 the Company paid $9,820 related to this lease. Future minimum lease payments for the year ended January 31, 2007 will be $5,892.

NOTE 9 – Supplemental disclosures with respect to cash flows

There were no significant non-cash investing and financing transactions for the twelve month period ended January 31, 2006.

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

NOTE 12 –Subsequent events

On March 8, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000 for a period of up to two years. The periodic sale of shares is known as an advance. For each share of our common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 96%, or a 4% discount of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following our request for an advance. If the volume weighted average price of the common stock on any day during such five (5) day period is less than 90% of the closing bid price on the trading day immediately preceding the notice date, then, the volume weighted average price on such date is excluded from the calculation and the number of shares sold and the amount of the advance are reduced by 20%. We may waive this price protection by providing Cornell Capital Partners with notice of the waiver prior to the relevant advance notice date. In addition, 5% of each cash advance will be paid to Cornell Capital Partners as a commitment fee and $500 per advance will be paid to Yorkville Advisors, LLC an affiliate of Cornell Capital Partners as a structuring fee. The amount of each advance is subject to a

LIBERTY STAR GOLD CORP.

FORMERLY TITANIUM INTELLIGENCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12 –Subsequent events - continued

maximum amount of $300,000, and we may not submit a request for an advance within five trading days of a prior advance. In addition, we may not request cash advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon registering the shares of common stock with the SEC and obtaining all necessary permits or qualifying for exemptions under applicable state laws. A registration statement was filed with the SEC on March 23, 2006. Cornell Capital Partners also received an initial commitment fee of $290,000, which was paid by the issuance of 256,637 shares of common stock on March 8, 2006. Yorkville Advisors, LLC an affiliate of Cornell Capital Partners, received a one time structuring fee of $15,000. Proceeds received under the Standby Equity Distribution Agreement will be used for exploration activities and working capital.

Liberty Star has engaged Newbridge Securities Corporation, an unaffiliated registered broker-dealer, to advise it in connection with the Standby Equity Distribution Agreement. Newbridge Securities Corporation was paid an initial structuring fee of $10,000 by the issuance of 8,850 shares of common stock on March 8, 2006.

On April 6, 2006 the Company granted 1,594,000 stock options to directors, officers and employees of the Company in accordance with the 2004 Stock Option Plan that was approved and adopted by the Board of Directors on December 27, 2004. The options have an exercise price of $1.11 per common share. The options granted vest under various provisions, not to exceed two years. The options are exercisable for a period of ten years. The fair value of options granted to employees and service providers using the Black-Scholes option-pricing model has not yet been completed.

In February and March 2006 the Company staked 139 additional standard Federal lode mining claims spanning approximately 4.5 square miles at the North Pipes project in Northern Arizona. In April 2006 the Company staked 104 additional standard Federal lode mining claims spanning approximately 3.4 miles at the North Pipes project in Northern Arizona. The Company now controls 651 standard Federal lode mining claims at the North Pipes project spanning 21 square miles. Initial filing fees of $45 per claim and initial rental fees of $125 per claim for the period from staking through September 1, 2006 totalling $41,310 have been paid.

NOTE 13 – Going concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined.

Management has secured approximately $10,000,000 in additional financing under the Cornell Capital Partners Standby Equity Distribution Agreement to fund further exploration activity. The financing is contingent on the successful completion of a registration statement. If the registration statement is not completed on a timely basis, the Standby Equity Distribution Agreement is subject to rescission. The Company has filed a registration statement within the required time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

48

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being January 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer and chief financial officer. Based upon that evaluation, our president and chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

49

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	President, Chief Executive Officer, Chairman of the Board and Director	64	President, Chief Executive Officer, Chairman of the Board and Director since February 3, 2004
Jon Young	Chief Financial Officer and Director	61	Chief Financial Officer and Director since February 3, 2004
Gary Musil	Secretary and Director	54	Secretary and Director since October 23, 2003
John Guilbert	Director	74	Director since February 5, 2004
Philip St. George	Vice President of Exploration and Director	47	Vice President of Exploration since February 2004 and Director since May 2005

James Briscoe - Chief Executive Officer, President, Chairman of the Board and Director

Mr. Briscoe was appointed as our Chief Executive Officer, President, Chairman and a director on February 3, 2004. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. From 1996 to April 2005, Mr. Briscoe was the Vice President Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe was also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. and President of Compania Minera JABA, S.A. de C.V. in Mexico. Compania Minera JABA, S.A. de C.V. is no longer active and is in the process of dissolution. During the periods of time indicated below, Mr. Briscoe served in the positions listed for the following two Canadian public companies:

Company	Title	From	To
1. Excellon	VP Exploration	April 1994	January 1996
2. JABA Inc.	CEO	January 1980	April 2005

Jon Young – Chief Financial Officer and Director

Mr. Young was appointed as our Chief Financial Officer and a director on February 3, 2004. Mr. Young is a certified public accountant. Mr. Young is presently the Chief Executive Officer of Oracle Capital Advisors, Ltd. and has more than 30 years experience in providing clients with business consulting services. Mr. Young is president of Jon R. Young Company PC, an accounting practice limited to providing litigation support, and is strategically aligned with Beach-Fleischman & Co CPA’s, P.C., Southern Arizona's largest accounting firm. Mr. Young was a partner with the Tucson office of KPMG Peat Marwick for 13 years.

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

John Guilbert – Director

Dr. Guilbert was appointed as one of our directors on February 5, 2004. Dr. Guilbert is a Professor Emeritus at the University of Arizona and is a world-renowned geologist and author and a co-developer of the Lowell-Guilbert porphyry copper model and recipient of two mining awards, the R.A.F. Penrose Medal and the D.C. Jackling Award. Dr. Guilbert has served as a director of Excellon Inc. a Vancouver Stock Exchange listed company from 1992 – 1996. Dr. Guilbert has served as a Board Chairman and director for JABA Inc., an Alberta Stock Exchange (later CDNX then TSX) listed company from 1996 – 2002.

Philip St. George – Vice President of Exploration and Director

Mr. St. George was appointed as one of our directors on May 9, 2005. Mr. St. George has been our Vice President of Exploration since February 2004. Since that time, Mr. St. George has been managing the geotechnical work on our Big Chunk claims. Mr. St. George has over 25 years experience in the mining exploration business, with over 16 years with major mining companies. Mr. St. George’s experience in property development from exploration through production will guide our efforts with our Big Chunk claims.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held one formal meeting in the year ended January 31, 2006 and no formal meetings during the year ended January 31, 2005. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2005 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal year ended January 31, 2006 and January 31, 2005, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Item 10.	EXECUTIVE COMPENSATION.

Following are the particulars of compensation paid or accruing to our officers, as a group, for our last three fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation (1)			All Other Compen- sation
		Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Awards		Payouts
					Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)
James Briscoe (2) President, CEO, Chairman and Director	2006 2005 2004	98,750 84,144 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Gary Musil (3) Secretary and Director, Former President and CEO	2006 2005 2004	Nil Nil Nil	Nil Nil Nil	Nil Nil $11,750(4)	Nil 17,000(6) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Paulo Martins (5) Former Director and CEO	2006 2005 2004	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil
Jon R. Young Director, Treasurer and CFO	2006 2005 2004	36,000 31,500 Nil	Nil Nil N/A	Nil Nil N/A	Nil 120,000(6) N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Philip St. George Vice President of Exploration and Director	2006 2005 2004	NilNil N/A	Nil Nil N/A	110,560(7) 90,180(7) N/A	Nil 270,000(8) N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A

(1) The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Briscoe was appointed as a director and officer on February 3, 2004.

(3)	Mr. Musil served as our chief executive officer until February 3, 2004.

(4) We paid management consulting fees to Sundance Capital Group, Inc., a private company directed by Mr. Musil, our secretary and one of our directors, for accounting, financial and administrative services provided to our company by Sundance at the rate of $3,000 per month, plus reasonable expenses from October 24, 2003 to January 24, 2004. The management agreement was extended for a further three months until April 24, 2004. This agreement was not renewed but Capital Group, Inc. is now paid on an advisory basis for work performed.

(5) Mr. Martins served as our chief executive officer until October 24, 2003.

(6) These options were granted on December 27, 2004, and are exercisable at a price of $1.68 per share until December 27, 2014, and vest on the basis of 25% of the options on each of the 6 month anniversaries from the date of granting.

(7) We contract Mr. St. George as a full time consultant. The other compensation represents amounts paid to Mr. St. George as a consultant.

(8) These options were granted on December 27, 2004, and are exercisable at a price of $1.68 per share until December 27, 2014, and vest on the basis of 50% at date of grant, and 25% on each of the 1 year anniversaries from the date of granting.

Option/SAR Grants in the last fiscal year

During the year ended January 31, 2006 we did not grant any stock options to our directors and officers. We granted options to our directors and officers on April 5, 2006, exercisable at $1.11 for 10 years.

The following table sets forth for each director and officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of January 31, 2006.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. Young	Nil	Nil	60,000	60,000	$0	$0
G. Musil	Nil	Nil	8,500	8,500	$0	$0
J. Guilbert	Nil	Nil	40,000	40,000	$0	$0
P. St. George	Nil	Nil	202,500	67,500	$0	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of January 31, 2006 ($1.26 per share on NASD OTCBB) and the exercise price of the individual's options ($1.67), or -$0.41.

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

COMPENSATION PLANS

As of January 31, 2006, we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our stockholders. On April 5, 2006 we granted stock options to purchase an aggregate of 1,594,000 common shares exercisable at the price of $1.11 per share for a term of ten years. The grant of stock options was made under the terms of the Company’s 2004 Stock Option Plan.

Number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2006	Weighted-average exercise price of outstanding options as at January 31, 2006	Number of securities remaining available for further issuance as at January 31, 2006
3,850,000	676,000	$1.68	3,174,000
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on April 1, 2006 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of April 1, 2006, we had outstanding 37,254,174 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	8,750,000 (2)	23%

Jon Young 1985 E River Road Tucson AZ 85718 USA	Nil	0%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	40,000	<1%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	Nil	0%
Philip St. George 17543 Toakoana Drive Eagle River, AK 99577 USA	Nil	0%
Directors and Executive Officers as a Group	8,790,000	23.6%

(1)

Based on 37,254,174 shares of common stock issued and outstanding as of April 10, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

On October 24, 2003, our company entered into an agreement with Sundance Capital Corp. (“Sundance”), a company controlled by the President, for a period of three months whereby Sundance agreed to provide certain management services. As consideration, we paid $5,000 upon execution and agreed to pay $3,000 per month, plus reasonable expenses (not to exceed $250 per month). During January 2004, this agreement was automatically renewed for a term of three months. After April 2004, this agreement was not renewed but Capital Group, Inc. is now paid on an advisory basis for work performed.

Item 13.	Exhibits.
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.1

Merger Agreement dated effective January 19, 2004 among Titanium Intelligence, Inc., Liberty Star Gold Corp., Liberty Star Acquisition Corp., Alaska Star Minerals LLC, James Briscoe and Paul Matysek(3)

10.2	Termination Agreement dated effective January 30, 2004 with Zhejiang Weilain Group Company(5)
10.3	Form of Subscription Agreement for June 2004 private placement(5)
10.4	Form of Registration Rights Agreement for June 2004 private placement(5)
10.5	Membership Interest Redemption and Withdrawal Agreement dated October 29, 2004 between Alaska Star Minerals, LLC, Briscoe Investments, LP, RLLP, and Paul Matysek(6)
10.6

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

Audit Fees

For the fiscal year ended January 31, 2006, the aggregate fees billed by Semple & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $116,994. For the fiscal year ended January 31, 2005, the aggregate fees billed by Semple & Cooper,

LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $12,104.

Audit Related Fees

For the fiscal year ended January 31, 2006, the aggregate fees billed for assurance and related services by Semple & Cooper LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0. For the fiscal year ended January 31, 2005, the aggregate fees billed for assurance and related services by Semple & Cooper LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended January 31, 2006, the aggregate fees billed by Semple & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0. For the fiscal year ended January 31, 2005, the aggregate fees billed by Semple & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

59

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By: /s/ James Briscoe

James Briscoe

Chief Executive Officer,

President and Director

(Principal Executive Officer)

Dated: May 1, 2006

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: May 1, 2006

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Briscoe

James Briscoe

Chief Executive Officer,

President and Director

(Principal Executive Officer)

Dated: May 1, 2006

By:	/s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: May 1, 2006

By: /s/ Gary Musil

Gary Musil

Secretary and Director

Dated: May 1, 2006

By: /s/ JohnGuilbert

Dr. John Guilbert

Director

Dated: May 1, 2006

By: /s/ Phil St. George

Phil St. George

Director

Dated: May 1, 2006