Form 10QSB
period 2006-04-30
LIBERTY STAR GOLD CORP
filed 2006-06-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No ☐

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   37,254,174 common shares issued and outstanding as of May 31, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.)

Yes ☐ No [ X ]

PART I - FINANCIAL INFORMATION

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2006 (Unaudited)	January 31, 2006 (Audited)
Current: Cash and cash equivalents Prepaid expenses Other current assets Deposits	$443,905 19,386 7,875 12,582	$933,102 15,007 7,875 12,582
Total current assets	483,748	968,566

Equipment, net	236,114	211,000

Total assets	$719,862	$1,179,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current: Current portion of long-term debt Accounts payable and accrued liabilities	$2,668 177,803	$	- 160,075
Total current liabilities	180,471		160,075

Long-term debt, net of current portion	19,407		-

Commitments	-		-

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares authorized; 37,254,174 and 36,988,687 issued and outstanding	37,254		36,989
Additional paid-in capital	13,540,001		12,935,093
Deficit accumulated during the exploration stage	(13,057,271)		(11,952,591)
Total stockholders’ equity	519,984		1,019,491

Total liabilities and stockholders’ equity	$719,862		$1,179,566

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended April 30, 2006	For the three months ended April 30, 2005	Cumulative from date of inception (August 20, 2001) to April 30, 2006
Revenues	$-	$-	$-

Expenses:
Geological and geophysical costs	822,006	202,975	6,274,609
Salaries and benefits	77,121	45,714	463,019
Accounting and auditing	82,749	8,772	377,329
Advertising	1,143	15,000	146,936
Depreciation	12,620	5,143	57,221
Legal	30,159	49,430	243,941
Professional services	-	-	143,992
Office	74,188	110,027	634,379
Travel	9,098	34,029	93,602
Impairment loss	-	-	15,907,500
Net operating expenses	1,109,084	471,090	24,342,528

Loss from operations	(1,109,084)	(471,090)	(24,342,528)

Other income:
Interest income	4,404	1,479	77,362
Gain on sale of assets	-	-	24
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income	4,404	1,479	85,257

Loss before income taxes	(1,104,680)	(469,611)	(24,257,271)

Income tax expense	-	-	-

Net loss	$(1,104,680)	$(469,611)	$(24,257,271)

Basic and diluted net loss per share of common stock	$(0.03)	$(0.01)	$(0.86)

Weighted average number of shares of common stock outstanding	37,146,786	34,803,168	28,210,784

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the twelve month period ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options issued to consultants	-	-	608,000	-	608,000
Options issued to employees	-	-	17,173	-	17,173
Net loss for the three month period ended April 30, 2006	-	-	-	(1,104,680)	(1,104,680)
Balance, April 30, 2006	37,254,174	$37,254	$13,540,001	$(13,057,271)	$519,984

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended April 30, 2006	For the three months ended April 30, 2005	Cumulative from date of inception (August 20, 2001) to April 30, 2006
Cash flows from operating activities
Net loss	$(1,104,680)	$(469,611)	$(24,257,271)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	12,620	5,143	57,221
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Gain on sale of fixed asset	-	-	(24)
Share based compensation	625,173	-	625,173
Changes in assets and liabilities: Prepaid expenses	(4,379)	75,067	68,464
Other current assets	-	-	(7,875)
Deposits	-	(321)	(12,582)
Accounts payable and accrued expenses	17,728	49,091	171,788
Net cash used in operating activities	(453,538)	(340,631)	(7,104,521)

Cash flows from investing activities
Proceeds from the sale of fixed asset	-	-	1,776
Purchase of equipment	(15,659)	(21,849)	(273,012)
Net cash used in investing activities	(15,659)	(21,849)	(271,236)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	-	7,839,662
Expenses of deferred common stock issuance	(20,000)	-	(20,000)
Net cash provided by (used in) financing activities	(20,000)	-	7,819,662

Net increase (decrease) in cash and cash equivalents for period	(489,197)	(362,480)	443,905

Cash and cash equivalents, beginning of period	933,102	531,044	-

Cash and cash equivalents, end of period	$443,905	$168,564	$443,905

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

These condensed consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and amounts due to related parties. Continued operations of the Company will be dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Gold Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual reports on Form 10-KSB for the year ended January 31, 2006 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2006 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operation for the three months ended April 30, 2006 and the three months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Chunk, from the date of acquisition, February 3, 2004. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At April 30, 2006 and January 31, 2006, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $360,000 and $858,000 respectively.

Mineral claim costs

Mineral claim costs of carrying, retaining and developing properties are charged to expense in the period incurred in our geological and geophysical costs.

Equipment

Equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Equipment is reviewed periodically for impairment. Useful lives range from 3 to 7 years. At April 30, 2006 and January 31, 2006 accumulated depreciation was $57,221 and $44,601, respectively.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 3 - Summary of significant accounting policies - continued

Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Stock-based compensation

The Company’s share-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all share-based compensation under the fair value method. The Company charges share-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s service period. The Company charges share-based compensation expense for options granted to non-employee consultants to earnings on the grant date. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 2006 had been determined to be $0, based on the Black-Scholes Valuation method. Prior to February 2006 the Company accounted for stock options granted to non-employee consultants under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) using EITF 96-18 requiring the measurement and recognition of share-based compensation to consultants under the fair value method with share-based compensation expense charged to earnings on the grant date. Prior period financial statement have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss before income taxes and net loss for the three months ended April 30, 2006 are $17,173 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months ended April 30, 2006 would not have changed if the Company had not adopted SFAS 123R.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At April 30, 2006 and January 31, 2006, there were 5,008,342 and 3,420,342 potentially dilutive instruments outstanding, respectively, that were not included in the determination of diluted loss per share as their effect was antidilutive.

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

These condensed consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

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

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 3 - Summary of significant accounting policies - continued

Recently issued accounting standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe the adoption of SFAS 154 will have a material affect on the Company’s financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 applies to hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The FASB stated that SFAS No. 155 improves financial reporting by eliminating the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 amends Statement No. 140 by eliminating the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Any differences resulting from adoption of SFAS No. 155 should be recognized as a cumulative-effect adjustment to beginning retained earnings. Unless early adoption is elected, SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on our results of operations or financial position.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that this statement will have a significant impact on the Company’s overall results of operations or financial position.

NOTE 4– Mineral claims

On April 30, 2006 the Company held a 100% interest in 1,718 Alaska State mining claims spanning approximately 421 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On April 30, 2006 the Company held a 100% interest in 163 Alaska State mining claims spanning approximately 40 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 4– Mineral claims - continued

On April 30, 2006 the Company also held a 100% interest in 771 standard Federal lode mining claims spanning approximately 25 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

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

NOTE 5 – Long-term debt

Note payable to Chase Bank payable in monthly instalments of $471 including interest at a fixed rate of 10% through maturity in April 2011, secured by a lien on a vehicle. The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended April 30,
2007	$2,668
2008	3,882
2009	4,289
2010	4,738
2011	5,234
Thereafter	1,264

$22,075

NOTE 6– Common stock

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

On March 8, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000 for a period of up to two years. The periodic sale of shares is known as an advance. For each share of our common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 96%, or a 4% discount of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following our request for an advance. If the volume weighted average price of the

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 6– Common stock - continued

common stock on any day during such five (5) day period is less than 90% of the closing bid price on the trading day immediately preceding the notice date, then, the volume weighted average price on such date is excluded from the calculation and the number of shares sold and the amount of the advance are reduced by 20%. We may waive this price protection by providing Cornell Capital Partners with notice of the waiver prior to the relevant advance notice date. In addition, 5% of each cash advance will be paid to Cornell Capital Partners as a commitment fee and $500 per advance will be paid to Yorkville Advisors, LLC an affiliate of Cornell Capital Partners as a structuring fee. The amount of each advance is subject to a maximum amount of $300,000, and we may not submit a request for an advance within five trading days of a prior advance. In addition, we may not request cash advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon registering the shares of common stock with the SEC and obtaining all necessary permits or qualifying for exemptions under applicable state laws. A registration statement was filed with the SEC on March 23, 2006. On March 8, 2006 Cornell Capital Partners received an initial commitment fee of $290,000, which was paid by the issuance of 256,637 shares of common stock. The transaction was recorded at fair value. The fair value was determined using the closing trading price on March 6, 2006 ($1.13 per share). Yorkville Advisors, LLC an affiliate of Cornell Capital Partners, received a one time structuring fee and due diligence fee totalling $20,000. Proceeds received under the Standby Equity Distribution Agreement will be used for exploration activities and working capital. At April 30, 2006 there have been no advances made under the Standby Equity Distribution Agreement.

Liberty Star has engaged Newbridge Securities Corporation, an unaffiliated registered broker-dealer, to advise it in connection with the Standby Equity Distribution Agreement. Newbridge Securities Corporation was paid an initial structuring fee of $10,000 by the issuance of 8,850 shares of common stock on March 8, 2006. The transaction was recorded at fair value. The fair value was determined using the closing trading price on March 6, 2006 ($1.13 per share).

As of April 30, 2006 there were 5,488,687 one-half share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 0.66 years and exercise prices of $1.50 and $1.75 per whole warrant for one common share.

Whole share purchase warrants outstanding at April 30, 2006 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, January 31, 2006	2,744,342	$1.57

Issued	-	-
Forfeited or expired	-	-
Exercised	-	-

Outstanding, April 30, 2006	2,744,342	$1.57
Exercisable, April 30, 2006	2,744,342	$1.57

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 7– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed two years. The options

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 7– Stock-based compensation - continued

granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. At April 30, 2006 1,586,000 shares remain available for grant under the 2004 Stock Option Plan.

On April 6, 2006 the Company granted 950,000 options to non-employee consultants and 644,000 options to employees in accordance with the 2004 Stock Option Plan. The options have an exercise price of $1.11 per share and a term of ten years from the date of grant. The options vest 25% on each six month anniversary of the grant date.

The following tables are a summary of option activity under the 2004 Stock Option Plan as of April 30, 2006 and the changes during the three month period ended April 30, 2006.

Incentive stock options to employees outstanding at April 30, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2006	516,000	$1.678

Granted	644,000	1.110
Forfeited	(3,000)	1.678
Cancelled	(3,000)	1.678

Outstanding, April 30, 2006	1,154,000	$1.361	9.36	$68,068

Exercisable, at April 30, 2006	324,000	$1.678	8.59	$(83,592)

Vested or expected to vest at April 30, 2006	324,000	$1.678	8.59	$(83,592)

Non-qualified stock options to non-employee consultants outstanding at April 30, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2006	160,000	$1.678

Granted	950,000	1.110

Outstanding, April 30, 2006	1,110,000	$1.192	9.76	$253,220

Exercisable, at April 30, 2006	80,000	$1.678	8.67	$(20,640)

Vested or expected to vest at April 30, 2006	80,000	$1.678	8.67	$(20,640)

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 7– Stock-based compensation - continued

A summary of the status of the Company’s nonvested shares as of April 30, 2006 and changes during the three month period ended April 30, 2006 is presented below:

Incentive stock options granted to employees:

	Number of options	Weighted average grant date fair value
Nonvested at January 31, 2006	189,000	$-
Granted	644,000	0.640
Forfeited	(3,000)	-

Nonvested at January 31, 2006	830,000	$0.497

Vested during the period ended April 30, 2006	-	$-

Non-qualified stock options granted to non-employee consultants:

	Number of options	Weighted average grant date fair value
Nonvested at January 31, 2006	80,000	$0.513
Granted	950,000	0.640

Nonvested at April 30, 2006	1,030,000	$0.630

Vested during the period ended April 30, 2006	-	$-

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as it’s method to estimate expected volatility. The Company used the following assumptions:

	Three months ended April 30, 2006	Three months ended April 30, 2005
Expected volatility	64%	-
Expected dividend yield	-	-
Expected term in years	5.0	-
Risk-free interest rate	4.84%	-

The weighted average grant date fair value of the options granted during the three month period ended April 30, 2006 was $0.64 per share. There were no options granted during the three month period ended April 30, 2005. There were no options exercised during the three month period ended April 30, 2006 and the three month period ended April 30, 2005 and the period from inception (August 20, 2001) to April 30, 2006 We recognized share-based compensation expense of $625,173 during the three months ended April 30, 2006 and $0 during the three months ended April 30, 2005. Unrecognized share-based compensation for all share-based awards outstanding as of April 30, 2006 totalled $394,987 and is expected to be recognized over a weighted average remaining period of 1.94 years using the straight-line method. Share-based compensation expense is reported in our statement of operations as follows:

	Three months ended April 30, 2006	Three months ended April 30, 2005
Geological and geophysical costs	$608,000	$-
Salaries and benefits	17,173	-

	$625,173	$-

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 8 – Related party transactions

The Company entered into the following transactions with related parties during the period ended April 30, 2006:

Paid or accrued $1,185 in rent. We rented an office from an officer on a month to month basis for $395 per month.

NOTE 9 – Commitments

The Company is required to perform annual assessment work in order to maintain the Alaska State mining claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be approximately $740,000. At January 31, 2006, more than $740,000 has been paid that can be used to meet annual assessment requirements.

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental for the period from September 1, 2004 through September 1, 2005 is $100 per claim. The annual rental for the period from September 1, 2005 through September 1, 2006 is $125 per claim. Additional fees of $25 per claim for the period from September 1, 2004 through September 1, 2005 and $45 per claim for the period from September 1, 2005 through September 1, 2006 are due in the first year of filing a federal lode mining claim along with the first years rent. Rentals for the period from September 1, 2004 through September 1, 2005 totalled $42,555 and have been paid during the fiscal year ended January 31, 2006. Rentals for the period from September 1, 2005 through September 1, 2006 totalled $116,985 of which $55,275 have been paid in the fiscal year ended January 31, 2006 and $61,710 have been paid in the period ended April 30, 2006.

In September 2005 the Company began renting its office facility on a month-to-month basis from Roger Brestel for $3,000 per month plus a pro rata share of utilities and maintenance. In October 2005 the rent increased to $3,150 per month. For the period ended April 30, 2006 the Company paid $9,450 related to this lease.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 9 – Commitments - continued

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the period ended April 30, 2006 the Company paid $1,176 related to this lease.

Future minimum lease payments for the twelve months ended April 30,
2007	$4,704
2008	4,704
2009	4,704
2010	784
$14,896

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,964 from October 2004 through May 2006 with the option to extend the lease to October 2006 and a deposit of one month’s rent. For the period ended April 30, 2006 the Company paid $5,892 related to this lease. The lease ended in May 2006 and was not renewed.

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,750 from May 15, 2006 through May 31, 2007 with the option to extend the lease to May 31, 2008 and a refundable deposit of $1,000. For the period ended April 30, 2006 the Company paid $0 related to this lease.

NOTE 10 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the three month period ended April 30, 2006 were as follows:

Purchased a vehicle in exchange for long-term financing of $22,075.

Issued 256,637 shares to Cornell Capital Partners LP for a commitment fee valued at $290,000.

Issued 8,850 shares to Newbridge Securities Corp for a placement agent fee valued at $10,000.

Stock options recorded at $608,000 issued to consultants.

Stock options recorded at $17,173 issued to employees.

NOTE 11 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 12 – Financial instruments

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

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

NOTE 13 – Going concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2006.

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

As used in this quarterly report, the terms "we", "us", "Company", and "Liberty Star" mean Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors" for additional information about the risks of mineral exploration.

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

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing, or a total of approximately $740,000 must be paid to maintain the claims in good standing. We conducted a detailed aerial survey of the magnetic fields on our Big Chunk claims in Alaska and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional studies including extensive soil sampling and testing, Induced Polarization surveys, diamond core drilling and interpretation of data and samples that were collected in those studies were completed in 2005. The approximate cost of these activities was in excess of $1.8 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years.

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

Our Arizona claims are on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon, September 1, 2006, in the amount of $125 per mining claim. To keep our existing property in good standing, the annual maintenance and rental fees total approximately $96,400.

In order to proceed with any drilling program in Arizona, we will have to apply for various permits with the State of Arizona. The permitting process is anticipated to take several weeks. We have engaged a full service environmental firm in Arizona to provide turnkey comprehensive services from drill permitting to mine permitting. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized after geophysical testing. A geophysical survey known as CSMAT (Controlled Source Audi-range Magneto Tellurics) has started and is expected to take up to three months and cost approximately $235,000. The data will be interpreted and a three dimensional model generated for each mineral body detected. A drilling program will be designed around each geophysical model. The drilling permit fees are anticipated to be approximately $3,000 per pipe. The cost of contractors assisting with the drilling permitting process is estimated to be approximately $8,000 to $10,000 per pipe. The drilling permitting process will be targeted to commence in May 2006 with the objective of obtaining drilling permits in mid summer 2006 for those breccia pipe locations identified for prospective drilling as a result of our initial exploration. The drilling sites and the cost of the drilling program have not yet been determined.

In order to proceed with mining operations in Arizona, we will have to apply for various permits with the State of Arizona. We have engaged a full service environmental firm to provide turnkey comprehensive services from drill permitting to mine permitting. Using their “fast track” approach with the various requirements and agencies, we believe that a mine in this area could be permitted for production in about twelve months. The cost of mine permitting, including cost of contractors assisting with the permitting process, is estimated to be between $95,000 and $150,000 per mine location. The mining permitting process will not commence until the results of our drilling program are analyzed.

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

Employees

As of April 30, 2006, we had six full time employees, one part-time employee and two independent contractors on full time status. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contractors and contract for technical workers on an as needs basis during field months. As of the date of this prospectus, we are employing or contracting three full time geologists, including President and CEO, James Briscoe, and VP Exploration, Phil St. George, as well as one senior geologist R. Macer. We also employ David Boyer M.Sc. a specialist in computer mapping. We have contracted with Dr. Karen Wenrich as a full time consultant on uranium exploration. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and a camp cook have been contracted as well. In all, there will be up to 22 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona and start about July 15 in Alaska and work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2006 through December 31, 2006 but particularly during the summer field season in Alaska.

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

Risks related to our business

Because of the speculative nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.

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

There are no known reserves of minerals on our mineral claims and we cannot guarantee that we will find any commercial quantities of minerals.

We have not found any mineral reserves on our claims and there can be no assurance that any of our mineral claims contain commercial quantities of any minerals. Even if we identify commercial quantities of minerals in any of our claims, there can be no assurance that we will be able to exploit the reserves or, if we are able to exploit them, that we will do so on a profitable basis.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

Risks related to our company

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises, especially those with a limited operating history. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we may be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $443,905 and working capital of $303,277 as of April 30, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this prospectus and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 3, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2006 is $24,257,271. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Inability of our Chief Financial Officer and Secretary to devote sufficient time to the operation of the business may limit our Company's success.

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

We are dependent on external financing to fund our operations. Our financing needs are expected to be substantially provided from the Standby Equity Distribution Agreement we have signed with Cornell Capital Partners. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum cash advance of $300,000 during any five trading day period. Based on an assumed offering price of $1.00 per share, we will be able to draw a total amount of $10,000,000 in gross proceeds under the Standby Equity Distribution Agreement. This amount will utilize approximately 10,000,000 shares of our common stock we are registering pursuant to the Standby Equity Distribution Agreement and under this registration statement. If the actual average price at which we sell shares of common stock under the Standby Equity Distribution Agreement is less than $1.00 per share, we would need to register additional shares to fully utilize the funds available under the Standby Equity Distribution Agreement.

We may not be able to obtain a cash advance under the Standby Equity Distribution Agreement if Cornell Capital Partners holds more than 9.9% of our common stock.

In the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance under the Standby Equity Distribution Agreement. A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to make an advance under the Standby Equity Distribution Agreement. In that event, if we are unable to obtain additional external funding or generate revenue from our mineral claims, we could be forced to curtail or cease our operations.

Risks related to our common stock

Because we may issue additional shares of common stock your investment could be subject to substantial dilution.

We anticipate that all or at least some of our additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment may be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If this happens, then your investment could seriously decline in value.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Existing shareholders will experience significant dilution from our sale of shares under the Standby Equity Distribution Agreement.

The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on new stockholders. For example, at April 30, 2006, at an assumed offering price of $1.00 per share, the new stockholders would have experienced an immediate dilution in the net tangible book value of $0.79 per share. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

Cornell Capital Partners will pay less than the then-prevailing market price and will have an incentive to sell its shares, which may cause the price of our common stock to decline.

Cornell Capital Partners will purchase shares of our common stock pursuant to the Standby Equity Distribution Agreement at a purchase price that is less than the then-prevailing market price of our common stock. Cornell Capital Partners will have an incentive to immediately sell any shares of our common stock that it purchases pursuant to the Standby Equity Distribution Agreement to realize a gain on the difference between the purchase price and the then-prevailing market price of our common stock. To the extent Cornell Capital Partners sells its common stock, the common stock price may decrease due to the additional shares in the market. This could allow Cornell Capital Partners to sell greater amounts of common stock, the sales of which would further depress the stock price.

Cornell Capital Partners may be deemed to beneficially own the shares of common stock to be issued to Cornell Capital Partners corresponding to a particular advance notice from us even before such shares of common stock have been delivered to Cornell Capital Partners and it may sell those shares before they have been delivered. Such sales may cause our stock price to decline.

The sale of our stock under the Standby Equity Distribution Agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances the provision of financing based on the distribution of equity for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. Under the terms of our Standby Equity Distribution Agreement, we may request numerous cash advances. Even if we use the cash advances to grow our revenues and profits or invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more which in turn may cause long holders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there is an imbalance on the sell side of the market for our common stock the price will likely decline.

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

At our Big Chunk and Bonanza Hills properties in Alaska, which are held through our wholly-owned Alaska subsidiary, Big Chunk Inc. “Big Chunk”, we have acquired and are exploring at Big Chunk 1,718 mineral claims spanning approximately 421 square miles in an area centered 25 miles northwest of the village of Iliamna, on the north shore of Lake Iliamna in southwestern Alaska. At Bonanza Hills we have 163 claims covering approximately 40.75 square miles. In each case these are Alaska State Mining Claims and are subject only to a small royalty due the state of Alaska. We plan to ascertain whether the claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To date, we have completed a detailed study, by airplane, of the magnetic fields found on our Big Chunk claims. One hundred eleven miles of induced polarization surveys have been completed over portions of our Big Chunk claims. We have also drilled 31 drill holes to an average depth of about 400 feet for a total of 12,277 feet of drilling on our Big Chunk properties.

The Bonanza Hills mining district lies about 60 miles northeast of the village of Iliamna and about 40 miles north east of the northern boundary of the Big Chunk Project. At present, only a small part of our Bonanza Hills claims have been sampled. Additional sampling is planned for the field season of 2006.

In Arizona starting on or about November 2004, in response to rising uranium consumption and prices, we started a literature research program of the characteristics of uranium bearing breccia pipes which occur in north central Arizona between the town of Flagstaff and the Utah border. We determined that areas that held breccia pipes were available for acquisition by staking federal mining claims. Almost all previously held claims had been allowed to expire by their previous holders because of the low price of uranium from the early 1980’s until recently. As a result of our investigation and the interest it developed, the company has acquired, through staking, 771 federal lode mining claims in northern Arizona that include approximately 143 breccia pipe targets. These federal claims provide the mining rights to discovered minerals and no royalty is due on production from them. We have established a field office in Kanab, Utah for the company. Kanab, Utah is the nearest town to the area of exploration which lies 15 to 48 miles to the south in Arizona.

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

Our net cash provided by financing activities during the fiscal year ended January 31, 2006 was $5,052,732. Our net cash provided by financing activities during the fiscal year ended January 31, 2005 was $2,661,930. The increase in fiscal year 2006 resulted from the private placements that were conducted during that period. The funds were raised to pay for our exploration activities and our working capital.

Our net cash used by financing activities during the three months ended April 30, 2006 was $20,000. Our net cash provided by financing activities during the three months ended April 30, 2005 was $0. The increase in cash spent on financing activities during the three months ended April 30, 2006 was a result of the cost of issuing shares of our common stock and expenses incurred pursuant to the Standby Equity Distribution Agreement with Cornell Capital Partners, LP. We have not yet received any proceeds from the Standby Equity Distribution Agreement.

In order to proceed with our plans after acquiring Liberty Star Gold Corp., we raised funds by way of three private placements of equity securities in our company. The first offering, in March 2004, consisted of 1,000,000 shares at a price of $1.00 per share for gross proceeds of $1,000,000. The second offering, in June 2004, consisted of 1,600,000 units at a price of $1.25 per unit for gross proceeds of $2,000,000. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.75 per share and is exercisable for a period of two years. The third offering, in March 2005, consisted of 3,886,717 units at a price of $1.30 per unit for gross proceeds of $5,052,732. Proceeds from the third offering were released to the company in May 2005. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock in our company at a price of $1.50 per share and is exercisable for a period of two years. The net proceeds received will be used to explore our property and for working capital. On May 20, 2005, we issued a total of 1,970 units to Lafina Investment Ltd. and Michel Cornis as finder's fees in connection with the private placement.

On March 8, 2006, we entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay Liberty Star 96%, or a 4% discount on the lowest volume weighted average per share price of our common stock on the principal market for the 5 days following our request for advance. Cornell Capital Partners’

obligation to purchase shares of Liberty Star’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including Liberty Star obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $300,000 per five business days. Upon the filing of a post-effective amendment to the registration statement that addresses the issues related to any fundamental changes, and provided the conditions of the agreement are met, the investor would remain obligated under the terms of the Standby Equity Distribution Agreement. We have not yet received any proceeds or sold any shares under the Standby Equity Distribution Agreement.

Our expenditures for the next twelve months are anticipated by management to be approximately $10,000,000. The results that we can accomplish with our current budgeted expenditures of approximately $10,000,000 are limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

Over the next twelve months we intend to use all available funds to expand on the exploration of our leases, as follows:

Estimated Expenses For the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$9,000,000
Professional Fees	360,000
Investor Relations & Sales Related	322,000
Rent, Utilities & Insurance	105,000
General and Administrative Expenses	213,000
Total	$10,000,000

We had cash and cash equivalents in the amount of $443,905 as of April 30, 2006. We had working capital of $303,277 as of April 30, 2006. As of April 30, 2006, we had $180,471 in current liabilities. Our total liabilities as of April 30, 2006 were $199,878 as compared to total liabilities of $160,075 as of January 31, 2006. The $39,803 increase in liabilities was due primarily to the new promissory note obtained to purchase field equipment.

We had a net loss of $1,104,680 for the three months ended April 30, 2006 compared to a net loss of $469,611 for the three months ended April 30, 2005. The increase in net loss was largely due to a $619,031 increase in the amount we spent on the exploration of our mineral properties and a $73,977 increase in the amount that we spent on accounting and audit fees.

We incurred operating expenses in the amount of $1,109,084 for the three months ended April 30, 2006 compared to $471,090 for the three months ended April 30, 2005. The increase in net loss and the increase in expenses were primarily due to the adoption of SFAS 123R, which requires the measurement and recognition of all share-based compensation under the fair value method. Pursuant to SFAS 123R, we recognized an expense of approximately $625,000 for share-based compensation during the three months ended April 30, 2006.

There is no assurance that we will be able to raise additional funds in the amounts and at the times we will require them. Please refer to the section of this quarterly report entitled "Risk Factors" for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2006, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present operations or for our projected operations over the next 12 months. We do not anticipate that we will sell any of our equipment over the next 12 months.

Personnel

As of April 30, 2006, we had six full time employees, one part-time employee and two independent contractors on full time status. Competition for outstanding explorationists is intense as there are too few to meet the need and few new college graduates are entering the field. As a result we have decided to maintain a core of experienced critical employees and contractors and contract for technical workers on an as needs basis during field months. As of the date of this prospectus, we are employing or contracting three full time geologists, including President and CEO, James Briscoe, and VP Exploration, Phil St. George, as well as one senior geologist R. Macer. We also employ David Boyer M.Sc. a specialist in computer mapping. We have contracted with Dr. Karen Wenrich as a full time consultant on uranium exploration. Experienced field crewmembers as part of the geophysical crew, geochemical samplers, and a camp cook have been contracted as well. In all, there will be up to 22 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona and start about July 15 in Alaska and work until freeze up about the end of October. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2006 through December 31, 2006 but particularly during the summer field season in Alaska.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our financial statements for the period ended April 30, 2006 reflect financial information for the three month period ended April 30, 2006, the three month period ended April 30, 2005 as well as from inception (August 20, 2001) through April 30, 2006.

PENDING ACCOUNTING POLICIES

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provision of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe the implementation of SFAS No. 154 will have a material effect on its results of operations or financial position.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of Liberty Star Gold Corp. have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are described in Note 3 (beginning on page 7) of the financial statements.

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the three months ended April 30, 2006. Our accumulated equity at April 30, 2006 was $519,984. All exploration costs are expensed as incurred.

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

Adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)

The Company’s share-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all share-based compensation under the fair value method. The Company charges share-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s service period. The Company charges share-based compensation expense for options granted to non-employee consultants to earnings on the grant date. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 2006 had been determined to be $0, based on the Black-Scholes Valuation method. Prior to February 2006 the Company accounted for stock options granted to non-employee consultants under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) using EITF 96-18 requiring the measurement and recognition of share-based compensation to non-employee consultants under the fair value method with share-based compensation expense charged to earnings on the grant date. Prior period financial statement have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R. Unrecognized share-based compensation for all share-based awards outstanding as of April 30, 2006 totalled $394,987 and is expected to be recognized over a weighted average remaining period of 1.94 years using the straight-line method.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes to our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our company's president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2006 we issued 256,637 shares of common stock to Cornell Capital Partners, L.P. as a one time commitment fee under the Standby Equity Distribution Agreement. The units were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On March 8, 2006 we issued 8,850 shares of common stock to Newbridge Securities Corporation as a placement agent fee under the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its first annual shareholders meeting on December 2, 2005 in Tucson, Arizona. The following matters were voted upon at the meeting:

The following directors were elected:

Director	Votes in Favor	Votes Withheld
Jim Briscoe	27,544,545	26,650
Jon Young	27,511,341	58,600
Gary Musil	27,513,891	56,100
John Guilbert	27,501,141	64,350
Philip St. George	27,527,741	41,050

Shareholders ratified the appointment of Semple & Cooper, LLP as our independent auditors by a vote of 27,520,941 in favor with 48,650 against.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.10	Form of Subscription Agreement for Canadian investors for March 2005 private placement(7)
10.11	Form of Subscription Agreement for US investors for March 2005 private placement(7)
10.12	Form of Subscription Agreement for Overseas investors for March 2005 private placement(7)
10.13	Form of Registration Rights Agreement for March 2005 private placement(7)
10.14	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(8)
10.15	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(8)
10.16	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(8)
14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(7)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 19, 2005.

(8)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By: /s/ James Briscoe

James Briscoe, President, Chairman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: June 14, 2006

By: /s/ Jon Young

Jon Young, Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Date: June 14, 2006