Form 10QSB
period 2006-07-31
LIBERTY STAR GOLD CORP
filed 2006-09-15
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No ☐

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   38,908,046 common shares issued and outstanding as of September 11, 2006

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

As used in this quarterly report, the terms "we", "us", "Company", and "Liberty Star" mean Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2006 (Unaudited)	January 31, 2006 (Audited)
Current: Cash and cash equivalents Prepaid expenses Other current assets Deposits	$208,420 48,271 7,875 11,321	$933,102 15,007 7,875 12,582
Total current assets	275,887	968,566

Equipment, net	245,936	211,000

Total assets	$521,823	$1,179,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current: Current portion of long-term debt Accounts payable and accrued liabilities	$3,694 239,951	$	- 160,075
Total current liabilities	243,645		160,075

Long-term debt, net of current portion	17,514		-

Total liabilities	261,159		160,075

Joint venture in formation	100,000		-

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares authorized; 37,679,451 and 36,988,687 issued and outstanding	37,679		36,989
Additional paid-in capital	13,969,486		12,935,093
Deficit accumulated during the exploration stage	(13,846,501)		(11,952,591)
Total stockholders’ equity	160,664		1,019,491

Total liabilities and stockholders’ equity	$521,823		$1,179,566

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31, 2006	For the three months ended July 31, 2005	For the six months ended July 31, 2006	For the six months ended July 31, 2005	Cumulative from date of inception (August 20, 2001) to July 31, 2006
Revenues	$-	$-	$-	$-	$-

Expenses:
Geological and geophysical costs	443,400	1,589,969	1,265,406	1,792,944	6,718,009
Salaries and benefits	111,252	52,526	188,373	98,240	574,271
Accounting and auditing	59,284	49,107	142,033	57,879	436,613
Public relations	20,638	37,653	21,781	52,653	167,574
Depreciation	14,201	11,385	26,821	16,528	71,422
Legal	37,488	34,351	67,647	83,781	281,429
Professional services	-	-	-	-	143,992
Office	90,831	63,957	165,019	173,984	725,210
Travel	14,372	12,041	23,470	46,070	107,974
Impairment loss	-	-	-	-	15,907,500
Net operating expenses	791,466	1,850,989	1,900,550	2,322,079	25,133,994

Loss from operations	(791,466)	(1,850,989)	(1,900,550)	(2,322,079)	(25,133,994)

Other income:
Interest income	2,236	40,479	6,640	41,958	79,598
Gain on sale of assets	-	-	-	-	24
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt to related party	-	-	-	-	7,366
Total other income	2,236	40,479	6,640	41,958	87,493

Loss before income taxes	(789,230)	(1,810,510)	(1,893,910)	(2,280,121)	(25,046,501)

Income tax expense	-	-	-	-	-

Net loss	$(789,230)	$(1,810,510)	$(1,893,910)	$(2,280,121)	$(25,046,501)

Basic and diluted net loss per share of common stock	$(0.02)	$(0.05)	$(0.05)	$(0.06)	$(0.87)

Weighted average number of shares of common stock outstanding	37,385,577	36,987,501	37,268,160	35,913,822	28,678,160

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the twelve month period ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	425,277	425	394,605	-	395,030
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options issued to consultants	-	-	591,360	-	591,360
Options issued to employees	-	-	68,693	-	68,693
Net loss for the six month period ended July 31, 2006	-	-	-	(1,893,910)	(1,893,910)
Balance, July 31, 2006	37,679,451	$37,679	$13,969,486	$(13,846,501)	$160,664

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended July 31, 2006	For the six months ended July 31, 2005	Cumulative from date of inception (August 20, 2001) to July 31, 2006
Cash flows from operating activities
Net loss	$(1,893,910)	$(2,280,121)	$(25,046,501)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	26,821	16,528	71,422
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Gain on sale of fixed asset	-	-	(24)
Share based compensation	660,053	-	660,053
Changes in assets and liabilities: Prepaid expenses	(33,264)	20,483	39,579
Other current assets	-	-	(7,875)
Deposits	1,261	(14,602)	(11,321)
Accounts payable and accrued expenses	79,876	326,039	233,936
Net cash used in operating activities	(1,159,163)	(1,931,673)	(7,810,146)

Cash flows from investing activities
Proceeds from the sale of fixed asset	-	-	1,776
Purchase of equipment	(39,682)	(60,437)	(297,035)
Net cash used in investing activities	(39,682)	(60,437)	(295,259)

Cash flows from financing activities
Principal payments on long-term debt	(867)	-	(867)
Advance payment on joint venture in formation	100,000		100,000
Proceeds from the issuance of common stock	395,030	5,052,732	8,234,692
Expenses of deferred common stock issuance	(20,000)	-	(20,000)
Net cash provided by financing activities	474,163	5,052,732	8,313,825

Net increase (decrease) in cash and cash equivalents for period	(724,682)	3,060,622	208,420

Cash and cash equivalents, beginning of period	933,102	531,044	-

Cash and cash equivalents, end of period	$208,420	$3,591,666	$208,420

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business following completion of the above transactions pursuant to which the Company indirectly acquired 981 mineral claims, spanning 237 square miles in the Iliamna region of southwestern Alaska (the "Big Chunk Claims"). The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

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

(Unaudited)

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Gold Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual reports on Form 10-KSB for the year ended January 31, 2006 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2006 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operation for the three months ended July 31, 2006 and the six months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

During the period ended July 31, 2006 we have revised our expense classification policies which has resulted in reclassification of certain operating expenses. We have reclassified the prior period amounts to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At July 31, 2006 and January 31, 2006, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $143,000 and $858,000 respectively.

Mineral claim costs

Mineral claim costs of carrying, retaining and developing properties are charged to expense in the period incurred in our geological and geophysical costs.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 3 - Summary of significant accounting policies - continued

Equipment

Equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Equipment is reviewed periodically for impairment. Useful lives range from 3 to 7 years. At July 31, 2006 and January 31, 2006 accumulated depreciation was $71,422 and $44,601, respectively.

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

Stock-based compensation

The Company’s share-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all share-based compensation under the fair value method. The Company charges share-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s service period. The Company charges share-based compensation expense for options granted to non-employee consultants to earnings on the grant date. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 2006 had been determined to be $0, based on the Black-Scholes Valuation method. Prior to February 2006 the Company accounted for stock options granted to non-employee consultants under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) using EITF 96-18 requiring the measurement and recognition of share-based compensation to consultants under the fair value method with share-based compensation expense charged to earnings on the grant date. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R for options issued to employees.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss before income taxes and net loss for the three months and six months ended July 31, 2006 are $51,520 and $68,693, respectively greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months and six months ended July 31, 2006 would not have changed if the Company had not adopted SFAS 123R.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 3 - Summary of significant accounting policies - continued

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At July 31, 2006 and January 31, 2006, there were 4,179,342 and 3,420,342 potentially dilutive instruments outstanding, respectively, that were not included in the determination of diluted loss per share as their effect was antidilutive.

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

(Unaudited)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 3 - Summary of significant accounting policies - continued

Recently issued accounting standards - continued

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4– Mineral claims

On July 31, 2006 the Company held a 100% interest in 1,718 Alaska State mining claims spanning approximately 421 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On July 31, 2006 the Company held a 100% interest in 163 Alaska State mining claims spanning approximately 40 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

On July 31, 2006 the Company also held a 100% interest in 769 standard Federal lode mining claims spanning approximately 25 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

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

On July 31, 2006 the Company had staked but not yet perfected title to 362 potential standard Federal lode mining claims spanning approximately 11 square miles on the Colorada Plateau Province of Northern Arizona (“claims in progress”). The Company has 90 days from staking to make the first year’s rental payment of approximately $170 per claim and complete the filing of the claims in progress with the U.S. Bureau of Land Management. If the claims in progress are not perfected within 90 days the Company must re-stake the claims and risks losing these claims.

NOTE 5 – Long-term debt

Note payable to Chase Bank payable in monthly instalments of $471 including interest at a fixed rate of 10% through maturity in April 2011, secured by a lien on a vehicle. The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended July 31,
2007	$3,694
2008	4,080
2009	4,508
2010	4,979
2011	3,947

$21,208

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

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

On May 20, 2005, we issued 1,970 units to two non-U.S. investors in an offshore private placement, pursuant to an exemption under Regulation S of the Securities Act of 1933, as amended. These units were issued as consultants fees in connection with consultant agreements with two non-U.S. investors and valued at par value ($0.001 per share). Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years.

On March 8, 2006, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000 for a period of up to two years. The periodic sale of shares is known as an advance. For each share of our common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 96%, or a 4% discount of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following our request for an advance. If the volume weighted average price of the common stock on any day during such five (5) day period is less than 90% of the closing bid price on the trading day immediately preceding the notice date, then, the volume weighted average price on such date is excluded from the calculation and the number of shares sold and the amount of the advance are reduced by 20%. We may waive this price protection by providing Cornell Capital Partners with notice of the waiver prior to the relevant advance notice date. In addition, 5% of each cash advance will be paid to Cornell Capital Partners as a commitment fee and $500 per advance will be paid to Yorkville Advisors, LLC an affiliate of Cornell Capital Partners as a structuring fee. The amount of each advance is subject to a maximum amount of $300,000, and we may not submit a request for an advance within five trading days of a prior advance. In addition, we may not request cash advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon registering the shares of common stock with the SEC and obtaining all necessary permits or qualifying for exemptions under applicable state laws. A registration statement was filed with the SEC on March 23, 2006 and declared effective by the SEC on June 14, 2006. On March 8, 2006 Cornell Capital Partners received an initial commitment fee of $290,000, which was paid by the issuance of 256,637 shares of common stock. The transaction was recorded at fair value. The fair value was determined using the closing trading price on March 6, 2006 ($1.13 per share). Yorkville Advisors, LLC an affiliate of Cornell Capital Partners, received a one time structuring fee and due diligence fee totalling $20,000. Proceeds received under the Standby Equity Distribution Agreement will be used for exploration activities and working capital.

On March 8, 2006 the Company engaged Newbridge Securities Corporation, an unaffiliated registered broker-dealer, to advise it in connection with the Standby Equity Distribution Agreement. Newbridge was paid a placement agent fee of $10,000 by the issuance of 8,850 shares of common stock. The transaction was recorded at fair value. Fair value was determined using the closing trading price on march 6, 2006 ($1.13 per share).

On June 23, 2006 we issued 284,711 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On July 7, 2006 we issued 53,333 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $43,200, net of fees of $2,800.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 6– Common stock - continued

On July 25, 2006 we issued 87,233 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $67,330, net of fees of $4,070.

At July 31, 2006 we had two advance requests outstanding with Cornell Capital Partners pursuant to the SEDA. The advance requests totalled $415,000. The Company will issue approximately 748,000 shares related to these two advance requests.

As of July 31, 2006 there were 3,888,687 one-half share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 0.64 years and exercise price of $1.50 per whole warrant for one common share.

Whole share purchase warrants outstanding at July 31, 2006 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, January 31, 2006	2,744,342	$1.57

Issued	-	-
Forfeited or expired	(800,000)	1.75
Exercised	-	-

Outstanding, July 31, 2006	1,944,342	$1.50
Exercisable, July 31, 2006	1,944,342	$1.50

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 7– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed two years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. At July 31, 2006 1,615,000 options remain available for grant under the 2004 Stock Option Plan.

On April 6, 2006 the Company granted 950,000 options to non-employee consultants and 644,000 options to employees in accordance with the 2004 Stock Option Plan. The options have an exercise price of $1.11 per share and a term of ten years from the date of grant. The options vest 25% on each six month anniversary of the grant date.

The following tables are a summary of option activity under the 2004 Stock Option Plan as of July 31, 2006 and the changes during the six month period ended July 31, 2006.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 7– Stock-based compensation - continued

Incentive stock options to employees outstanding at July 31, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2006	516,000	$1.678

Granted	644,000	1.110
Forfeited	(3,000)	1.678
Expired	(6,000)	1.678

Outstanding, July 31, 2006	1,151,000	$1.360	9.13	$(610,256)

Exercisable, at July 31, 2006	380,250	$1.678	8.41	$(272,208)

Vested or expected to vest at July 31, 2006	380,250	$1.678	8.41	$(272,208)

Non-qualified stock options to non-employee consultants outstanding at July 31, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2006	160,000	$1.678

Granted	950,000	1.110
Forfeited	(1,000)	1.110
Cancelled	(25,000)	1.110

Outstanding, July 31, 2006	1,084,000	$1.194	9.50	$(394,400)

Exercisable, at July 31, 2006	120,000	$1.678	8.41	$(101,760)

Vested or expected to vest at July 31, 2006	120,000	$1.678	8.41	$(101,760)

A summary of the status of the Company’s nonvested shares as of July 31, 2006 and changes during the six month period ended July 31, 2006 is presented below:

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 7– Stock-based compensation - continued

Incentive stock options granted to employees:

	Number of options	Weighted average grant date fair value
Nonvested at January 31, 2006	189,000	$-
Granted	644,000	0.640
Forfeited	(3,000)	-
Expired	(3,000)	0.640
Vested	(56,250)	-

Nonvested at July 31, 2006	770,750	$0.535

Vested during the period ended July 31, 2006	56,250	$-

Non-qualified stock options granted to non-employee consultants:

	Number of options	Weighted average grant date fair value
Nonvested at January 31, 2006	80,000	$0.513
Granted	950,000	0.640
Forfeited	(1,000)	0.640
Cancelled	(25,000)	0.640
Vested	(40,000)	0.513

Nonvested at July 31, 2006	964,000	$0.635

Vested during the period ended July 31, 2006	40,000	$0.513

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as it’s method to estimate expected volatility. The Company used the following assumptions:

	Three months ended July 31, 2006	Six months ended July 31, 2006	Three months ended July 31, 2005	Six months ended July 31, 2005
Expected volatility	-	64%	-	-
Expected dividend yield	-	-	-	-
Expected term in years	-	5.0	-	-
Risk-free interest rate	-	4.84%	-	-

There were no options granted during the three month period ended July 31, 2006. The weighted average grant date fair value of the options granted during the six month period ended July 31, 2006 was $0.64 per share. There were no options granted during the three month and six month periods ended July 31, 2005. There were no options exercised during the three month and six month period ended July 31, 2006 and the three month and six month period ended July 31, 2005 and the period from inception (August 20, 2001) to July 31, 2006. We recognized share-based compensation expense of $34,880 during the three months ended July 31, 2006 and $0 during the three months ended July 31, 2005. We recognized share-based compensation expense of $660,053 during the six months ended July 31, 2006 and $0 during the six months ended July 31, 2005. Unrecognized share-based compensation for all share-based awards outstanding as of July 31, 2006 totalled $343,467 and is expected to be recognized over a weighted average remaining period of 1.68 years using the straight-line method. Share-based compensation expense is reported in our statement of operations as follows:

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 7– Stock-based compensation - continued

	Three months ended July 31, 2006	Six months ended July 31, 2006	Three months ended July 31, 2005	Six months ended July 31, 2005
Geological and geophysical costs	$(16,640)	$591,360	$-	$-
Salaries and benefits	51,520	68,693	-	-

	$34,880	$660,053	$-	$-

NOTE 8 – Related party transactions

The Company entered into the following transactions with related parties during the period ended July 31, 2006:

Paid or accrued $2,370 in rent. We rented an office from an officer on a month-to-month basis for $395 per month.

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

The annual state rentals for the Alaska State mining claims are $100 for each ¼ section (160 acres) claim and $25 for each ¼ -¼ section (40 acres) claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. State rentals for our Alaska claims for the period from September 1, 2004 through September 1, 2005 totalled $98,125 of which $47,625 was paid during the fiscal year ended January 31, 2005 and $50,500 was paid during the fiscal year ended January 31, 2006. Rentals for the period from September 1, 2005 through September 1, 2006 total $172,025 and have been paid during the fiscal year ended January 31, 2006. The estimated state rentals due by November 30, 2006 for the period from September 1, 2006 through September 1, 2007 are $177,850. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental for the period from September 1, 2004 through September 1, 2005 is $100 per claim. The annual rental for the period from September 1, 2005 through September 1, 2006 is $125 per claim. Additional fees of $25 per claim for the period from September 1, 2004 through September 1, 2005 and $45 per claim for the period from September 1, 2005 through September 1, 2006 are due in the first year of filing a federal lode mining claim along with the first years rent. Rentals for the period from September 1, 2004 through September 1, 2005 totalled $42,555 and have been paid during the fiscal year ended January 31, 2006. Rentals for the period from September 1, 2005 through September 1, 2006 totalled $116,985 of which $55,275 have been paid in the fiscal year ended January 31, 2006 and $61,710 have been paid in the six month period ended July 31, 2006. The estimated rentals due by September 1, 2006 for the period from September 1, 2006 through September 1, 2007 are $96,125.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 9 – Commitments - continued

In September 2005 the Company began renting its office facility on a month-to-month basis for $3,000 per month plus a pro rata share of utilities and maintenance. In October 2005 the rent increased to $3,150 per month. For the period ended July 31, 2006 the Company paid $18,900 related to this lease.

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the period ended July 31, 2006 the Company paid $2,370 related to this lease.

Future minimum lease payments for the twelve months ended July 31,
2007	$4,704
2008	4,704
2009	3,525
$12,933

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,964 from October 2004 through May 2006 with the option to extend the lease to October 2006 and a deposit of one month’s rent. For the period ended July 31, 2006 the Company paid $5,892 related to this lease. The lease ended in May 2006 and was not renewed.

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,750 from May 15, 2006 through May 31, 2007 with the option to extend the lease to May 31, 2008 and a refundable deposit of $1,000. For the period ended July 31, 2006 the Company paid $4,375 related to this lease. Future minimum lease payments for the twelve months ended July 31, 2007 are $17,500.

The Company entered into a geophysical services agreement with Zonge Engineering and Research Organization, Inc. (“Zonge”) in order for Zonge to perform CSAMT & NSAMT Survey work at the North Pipes project. The maximum survey budget is $150,000. During the six months ended July 31, 2006 the Company paid $97,685 towards the survey costs of this contract. The remaining survey work and budget of $52,315 is expected to be completed and paid within the next twelve months.

The Company entered into a six month consulting contract in July 2006 with Houlihan Smith & Company, Inc. (“Houlihan”) in order to perform financial advisory services. The total contract cost is $75,000. During the six months ended July 31, 2006 the Company paid $37,500 toward this contract and the remaining $37,500 is due in September 2006. In the event that Houlihan obtains any equity funding for the Company they shall be paid an additional Success Fee of 6% of the aggregate gross proceeds. During the six months ended July 31, 2006 there have been no equity fundings and therefore, no Success Fees have been paid or are due to Houlihan.

The Company entered into a proposed joint venture agreement with Oriental Crystal International Limited (“OCR”) in July 2006. The proposed joint venture agreement was executed to record the intent of the Company and OCR to form a joint venture to explore, develop and, if warranted, mine certain US Federal Lode mining claims within the 22 mile joint venture area. OCR has paid the Company a non-refundable $100,000 advance in return for the right to earn a 50% interest in the joint venture area claims. In order for a joint venture agreement to commence and OCR to earn the 50% interest in the joint venture area, OCR must raise $3,300,000 and deposit $2,900,000 into the joint venture bank account before 5pm on November 15, 2006. At July 31, 2006, the conditions precedent to the commencement of the joint venture have not been satisfied and the Company remains the 100% owner of the joint venture claims. The $100,000 advance received is included in joint venture in progress.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 10 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the six month period ended July 31, 2006 were as follows:

Purchased a vehicle in exchange for long-term financing of $22,075.

Issued 256,637 shares to Cornell Capital Partners LP for a commitment fee valued at $290,000.

Issued 8,850 shares to Newbridge Securities Corp for a placement agent fee valued at $10,000.

Stock options compensation recorded at $591,360 for options issued to consultants.

Stock options compensation recorded at $68,693 for options issued to employees.

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

NOTE 13 – Subsequent events

On August 1, 2006 we issued 154,903 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $108,750, net of fees of $6,250.

On August 9, 2006 we issued 593,589 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On August 17, 2006 we issued 97,790 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $47,000, net of fees of $3,000.

On August 28, 2006 we issued 83,359 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $50,040, net of fees of $3,160.

On September 7, 2006 we issued 298,954 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $189,500, net of fees of $10,500.

On September 9, 2006 we submitted an advance request for $300,000 to Cornell Capital Partners pursuant to the SEDA. The number of shares to be issued pursuant to this advance request is not yet known as the pricing period has not completed.

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

We had cash in the amount of $208,420 and working capital of $32,242 as of July 31, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the advances from Cornell Capital Partners under the Standby Equity Distribution Agreement, further described on page 29 of this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 3, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2006 is $25,046,501. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

We are dependent on external financing to fund our operations. For the next twelve months, our financing needs are expected to be substantially provided from the Standby Equity Distribution Agreement we have signed with Cornell Capital Partners. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum cash advance of $300,000 during any five trading day period. Based on an assumed offering price of $1.00 per share, we will be able to draw a total amount of $10,000,000 in gross proceeds under the Standby Equity Distribution Agreement. This amount will utilize approximately 10,000,000 shares of our common stock that have been registered. If the actual average price at which we sell shares of common stock under the Standby Equity Distribution Agreement is less than $1.00 per share, we would need to register additional shares to fully utilize the funds available under the Standby Equity Distribution Agreement.

We may not be able to obtain a cash advance under the Standby Equity Distribution Agreement if Cornell Capital Partners holds more than 9.9% of our common stock.

Pursuant to the terms of the Standby Equity Distribution Agreement, in the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance. It is possible exists that Cornell Capital Partners will own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to take an advance under the Standby Equity Distribution Agreement. If this occurs and we are unable to obtain additional external funding or generate revenue from our mineral claims, we could be forced to curtail or cease our operations.

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

The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on new stockholders. For example, at July 31, 2006, at an assumed offering price of $1.00 per share, the new stockholders would have experienced an immediate dilution in the net tangible book value of $0.80 per share. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

Our Current Business

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the State of Arizona and in the State of Alaska. Claims in the State of Alaska “Alaska Claims” are held in the name of our wholly-owned subsidiary, Big Chunk Corp. The Company uses the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals.

The Company currently holds a 100% interest in 1,718 mineral claims covering approximately 421 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Super Project”). The Company also holds 163 mineral claims covering approximately 40.75 square miles in southwestern Alaska approximately 40 miles northeast of the northern boundary of the Big Chunk claims (the “Bonanza Hills Claims”). We plan to ascertain whether the Big Chunk Super Project and Bonanza Hills claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To date, we have completed a detailed study, by airplane, of the magnetic fields found on our Big Chunk Super Project claims. One hundred eleven miles of induced polarization surveys have been completed over portions of our Big Chunk Super Project claims. We have also drilled 31 drill holes to an average depth of about 400 feet for a total of 12,277 feet of drilling on our Big Chunk Super Project claims. At present, only a small part of our Bonanza Hills claims have been sampled. Additional sampling is planned for the field season of 2006.

The Company also holds a 100% interest in 769 Federal lode mining claims covering approximately 21 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Super Project”). The 769 Federal lode mining claims include approximately 143 breccia pipe targets. The Company is in the process of staking additional mineral claims at the North Pipes Super Project. The Company has 90 days from staking to make the first year’s rental fees and complete the filing of the staked claims with the U.S. Bureau of Land Management. If the title to the staked claims is not perfected within 90 days the Company must re-stake the claims or abandon the claim. Currently the Company has staked but not yet perfected title to 362 potential claims at the North Pipes Super Project. Field work has begun at the North Pipes Super Project beginning with ground electrical geophysics surveys. The geophysics surveys have covered 22 line miles. Initial results have been analyzed at the Rock SW project (a sub-project of the North Pipes Super Project) resulting in the decision to begin drill permitting for five drill holes at this site. We have established a field office in Kanab, Utah for the Company. Kanab, Utah is the nearest town to the area of exploration which lies 15 to 48 miles to the south in Arizona.

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

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing, or a total of approximately $740,000 must be paid to maintain the claims in good standing. We conducted a detailed aerial survey of the magnetic fields on our Big Chunk claims in Alaska and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional studies including extensive soil sampling and testing, Induced Polarization surveys, diamond core drilling and interpretation of data and samples that were collected in those studies were completed in 2005. The approximate cost of these activities was in excess of $1.8 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years. In the 2006 Alaska field season we plan to perform further geophysical and geochemical sampling on our Alaska claims. We do not plan to perform a drilling program during the 2006 Alaska field season.

Our Arizona claims are on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon, September 1, 2006, in the amount of $125 per mining claim. To keep our existing property in good standing, the annual maintenance and rental fees total approximately $96,125.

In order to proceed with any drilling program in Arizona, we will have to apply for various permits with the State of Arizona. The permitting process is anticipated to take several weeks. We have engaged a full service environmental firm in Arizona to provide turnkey comprehensive services from drill permitting to mine permitting. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized after geophysical testing. A geophysical survey known as CSMAT (Controlled Source Audi-range Magneto Tellurics) has started and is expected to take up to three months and cost approximately $235,000. The data will be interpreted and a three dimensional model generated for each mineral body detected. A drilling program will be designed around each geophysical model. Initial results of the CSMAT survey have been completed at the Rock SW Project (a sub-project of the North Pipes Super Project) and drill permitting began in July 2006 to permit for five drilling holes at that project. Drill permits for five drilling holes at Rock SW were received in September 2006. The drilling permit fees are anticipated to be approximately $3,000 per pipe. The cost of contractors assisting with the drilling permitting process is estimated to be approximately $8,000 to $10,000 per pipe. The drilling permitting process will be ongoing as additional geophysical testing results are received. Drill permits for the Rock SW project are expected to be received in September 2006 and the cost of the drilling program is estimated to be $1,000,000 per pipe. A drill rig is expected to be available to start drilling in late November 2006.

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

Cash Requirements

Over the next twelve months we intend to continue our exploration program at the Big Chunk Super Project and the Bonanza Hills claims in Alaska and the North Pipes Super Project in northern Arizona. We also plan to perfect all or a portion of the 362 potential federal lode mining claims that we have not yet perfected at the North Pipes Super Project. We anticipate that we will incur expenses over the next twelve months for geological, geophysical, and geochemical studies and interpretation of data acquired in the field season of 2006. We also anticipate that we will incur expense over the next twelve months for the drilling program planned at the North Pipes Super Project.

Our anticipated cash requirement over the next twelve months is $10,000,000. We anticipate receiving approximately $8,000,000 from the Standby Equity Distribution Agreement that we have formed with Cornell Capital Partners. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Our net cash provided by financing activities during the six months ended July 31, 2006 was $474,163. Our net cash provided by financing activities during the six months ended July 31, 2005 was $5,052,732. The decrease in cash provided by financing activities during the six months ended July 31, 2006 resulted from the decrease in cash obtained from sales of stock due to our inability to advance funds on the Cornell Capital Partners Standby Equity Distribution Agreement until a Form SB-2 was declared effective by the SEC on June 14, 2006.

The results that we expect to be able to accomplish with our current budgeted expenditures of approximately $10,000,000 will be limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

Over the next twelve months we intend to use all available funds to expand on the exploration of our leases, as follows:

Estimated Expenses For the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$9,000,000
Professional Fees	360,000
Investor Relations & Sales Related	322,000
Rent, Utilities & Insurance	105,000
General and Administrative Expenses	213,000
Total	$10,000,000

We had cash and cash equivalents in the amount of $208,420 as of July 31, 2006. We had working capital of $32,242 as of July 31, 2006. As of July 31, 2006, we had $243,645 in current liabilities. Our total liabilities as of July 31, 2006 were $261,159 as compared to total liabilities of $160,075 as of January 31, 2006. The $101,084 increase in liabilities was due primarily to the new promissory note approximately $20,000 obtained to purchase field equipment and an increase in accounts payable to one vendor, Zonge Engineering, of $70,000 due to the survey work ongoing at North Pipes.

We had a net loss of $789,230 for the three months ended July 31, 2006 compared to a net loss of $1,810,510 for the three months ended July 31, 2005. The decrease in net loss was largely due to the approximately $1,100,000 decrease in the amount we spent on the exploration of our mineral properties. We had a net loss of $1,893,910 for the six months ended July 31, 2006 compared to a net loss of $2,280,121 for the six months ended July 31, 2005. The decrease in net loss was largely due to the approximately $500,000 decrease in the amount we spent on the exploration of our mineral properties.

We incurred operating expenses in the amount of $791,466 for the three months ended July 31, 2006 compared to $1,850,989 for the three months ended July 31, 2005. The decrease in expenses was primarily due to the decrease in the amount we spent on the exploration of our mineral properties.

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

Personnel

As of July 31, 2006, we had eight full time employees, two part-time employees and one independent contractor on full time status. Currently we employ or have on contract four full time geologists, including President and CEO, James Briscoe, and Manager of Arizona Exploration, Paul Hohback, as well as one senior geologist R. Macer, and one junior geologist Chelsea Wood. We also employ David Boyer M.Sc. and Erik Murdock M.Sc. specialists in computer mapping. We have contracted with Dr. Karen Wenrich as a full time consultant on uranium exploration. We have further contracted with experienced field crewmembers and geochemical samplers for their services. In all, there will be up to 20 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2006 through December 31, 2006 but particularly during the summer field season.

Results of Operations for the Six Months Ended July 31, 2006

The following discussion and analysis of the results of operations and financial condition of our Company for the three and six months ended July 31, 2006 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the fiscal year ended January 31, 2006 filed with the United States Securities and Exchange Commission.

We have had no revenues since August 20, 2001 (inception).

Geological and geophysical costs for the six months ended July 31, 2006 were $1,265,406 compared to $1,792,944 for the six months ended July 31, 2005. A decrease in exploration costs of approximately $1,000,000 was the result of not performing any drilling program at our Alaska claims in 2006. Also, in 2006 we recognized $591,360 in stock based compensation expense for options issued to exploration consultants, in 2005 we recognized $0 for stock based compensation expense as there were no options issued to exploration consultants during the six months ended July 31, 2005.

The expenses for salaries and benefits, however, rose from $98,240 for the six months ended July 31, 2005 to $188,373 for the six months ended July 31, 2006. The increase is due to $68,693 of stock based compensation expense reported during the six months ended July 31, 2006, in 2005 we recognized $0 for stock based compensation expense as there were no options issued to employees during the six months ended July 31, 2005. The remaining increase is due to an additional full time employee added in 2006.

Liquidity and Capital Resources

On March 8, 2006, we entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay Liberty Star 96%, or a 4% discount on the lowest volume weighted average per share price of our common stock on the principal market for the 5 days following our request for advance. Cornell Capital Partners’ obligation to purchase shares of Liberty Star’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including Liberty Star obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $300,000 per five business days. Upon the filing of a post-effective amendment to the registration statement that addresses the issues related to any fundamental changes, and provided the conditions of the agreement are met, the investor would remain obligated under the terms of the Standby Equity Distribution Agreement.

On June 23, 2006 we issued 284,711 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On July 7, 2006 we issued 53,333 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $43,200, net of fees of $2,800.

On July 25, 2006 we issued 87,233 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $67,330, net of fees of $4,070.

On August 1, 2006 we issued 154,903 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $108,750, net of fees of $6,250.

On August 9, 2006 we issued 593,589 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On August 17, 2006 we issued 97,790 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $47,000, net of fees of $3,000.

On August 28, 2006 we issued 83,359 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $50,040, net of fees of $3,160.

On September 7, 2006 we issued 298,954 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $189,500, net of fees of $10,500.

On September 9, 2006 we submitted an advance request for $300,000 to Cornell Capital Partners pursuant to the SEDA. The number of shares to be issued pursuant to this advance request is not yet known as the pricing period has not completed.

Currently approximately $8,000,000 remains available for advance under the SEDA with Cornell Capital Partners.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our financial statements for the period ended July 31, 2006 reflect financial information for the three month period ended July 31, 2006, the three month period ended July 31, 2005, the six month period ended July 31, 2006, the six month period ended July 31, 2005, as well as from inception (August 20, 2001) through July 31, 2006.

PENDING ACCOUNTING POLICIES

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

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of Liberty Star Gold Corp. have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are described in Note 3 (beginning on page 8) of the financial statements.

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the period ended July 31, 2006. Our total stockholders’ equity at July 31, 2006 was $160,664. All exploration costs are expensed as incurred.

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

Adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)

The Company’s share-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all share-based compensation under the fair value method. The Company charges share-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s service period. The Company charges share-based compensation expense for options granted to non-employee consultants to earnings on the grant date. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 2006 had been determined to be $0, based on the Black-Scholes Valuation method. Prior to February 2006 the Company accounted for stock options granted to non-employee consultants under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) using EITF 96-18 requiring the measurement and recognition of share-based compensation to non-employee consultants under the fair value method with share-based compensation expense charged to earnings on the grant date. Prior period financial statement have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R. Unrecognized share-based compensation for all share-based awards outstanding as of July 31, 2006 totalled $343,467 and is expected to be recognized over a weighted average remaining period of 1.68 years using the straight-line method.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2006, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 23, 2006 we issued 284,711 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On July 7, 2006 we issued 53,333 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $43,200, net of fees of $2,800.

On July 25, 2006 we issued 87,233 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $67,330, net of fees of $4,070.

On August 1, 2006 we issued 154,903 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $108,750, net of fees of $6,250.

On August 9, 2006 we issued 593,589 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On August 17, 2006 we issued 97,790 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $47,000, net of fees of $3,000.

On August 28, 2006 we issued 83,359 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $50,040, net of fees of $3,160.

On September 7, 2006 we issued 298,954 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $189,500, net of fees of $10,500.

All proceeds received were used for exploration of our mineral properties and working capital.

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

Date: September 15, 2006

By: /s/ Jon Young

Jon Young, Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Date: September 15, 2006