Form 10QSB
period 2006-10-31
LIBERTY STAR GOLD CORP
filed 2006-12-12
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50071

LIBERTY STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)
Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3024 E. Fort Lowell Road, Tucson, Arizona 85716
(Address of principal executive offices)
520.731.8786
(Issuer's telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No ☐

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   40,419,845 common shares issued and outstanding as of December 7, 2006

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

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "Company", and "Liberty Star" mean Liberty Star Gold Corp., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2006 (Unaudited)	January 31, 2006 (Audited)
Current:
Cash and cash equivalents	$739,852	$933,102
Prepaid expenses	50,013	15,007
Other current assets	7,875	7,875
Deposits	11,321	12,582
Total current assets	809,061	968,566

Equipment, net	233,242	211,000

Total assets	$1,042,303	$1,179,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Current portion of long-term debt	$3,787	$-
Accounts payable and accrued liabilities	130,676	160,075
Total current liabilities	134,463	160,075

Long-term debt, net of current portion	16,532	-

Total liabilities	150,995	160,075

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares authorized; 39,844,322 and 36,988,687 shares issued and outstanding	39,844	36,989
Additional paid-in capital	15,160,231	12,935,093
Deficit accumulated during the exploration stage	(14,308,767)	(11,952,591)
Total stockholders’ equity	891,308	1,019,491

Total liabilities and stockholders’ equity	$1,042,303	$1,179,566

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2006	For the three months ended October 31, 2005	For the nine months ended October 31, 2006	For the nine months ended October 31, 2005	Cumulative from date of inception (August 20, 2001) to October 31, 2006
Revenues	$-	$-	$-	$-	$-

Expenses:
Geological and geophysical costs	256,966	1,487,352	1,522,372	3,280,296	6,974,975
Salaries and benefits	119,251	60,670	307,624	158,910	693,522
Accounting and auditing	29,646	49,913	171,679	107,792	466,259
Public relations	3,333	13,130	25,114	65,783	170,907
Depreciation	14,688	-	41,509	16,528	86,110
Legal	37,100	30,341	104,747	114,122	318,529
Professional services	-	-	-	-	143,992
Office	101,240	97,434	266,259	271,418	826,450
Travel	3,919	6,591	27,389	52,660	111,893
Impairment loss	-	-	-	-	15,907,500
Net operating expenses	566,143	1,745,431	2,466,693	4,067,509	25,700,137

Loss from operations	(566,143)	(1,745,431)	(2,466,693)	(4,067,509)	(25,700,137)

Other income:
Interest income	3,877	15,597	10,517	57,555	83,475
Other income	100,000	-	100,000	-	100,000
Gain on sale of assets	-	-	-	-	24
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt to related party	-	-	-	-	7,366
Total other income	103,877	15,597	110,517	57,555	191,370

Loss before income taxes	(462,266)	(1,729,834)	(2,356,176)	(4,009,954)	(25,508,767)

Income tax expense	-	-	-	-	-

Net loss	$(462,266)	$(1,729,834)	$(2,356,176)	$(4,009,954)	$(25,508,767)

Basic and diluted net loss per share of common stock	$(0.01)	$(0.05)	$(0.06)	$(0.11)	$(0.87)

Basic and diluted weighted average number of shares of common stock outstanding	38,995,227	36,988,687	37,850,176	36,276,048	29,178,250

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the twelve month period ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	2,590,148	2,590	1,581,830	-	1,584,420
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options issued to consultants	-	-	543,360	-	543,360
Options issued to employees	-	-	120,213	-	120,213
Net loss for the nine month period ended October 31, 2006	-	-	-	(2,356,176)	(2,356,176)
Balance, October 31, 2006	39,844,322	$39,844	$15,160,231	$(14,308,767)	$891,308

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31, 2006	For the nine months ended October 31, 2005	Cumulative from date of inception (August 20, 2001) to October 31, 2006
Cash flows from operating activities
Net loss	$(2,356,176)	$(4,009,954)	$(25,508,767)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	41,509	16,528	86,110
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Gain on sale of fixed asset	-	-	(24)
Share based compensation	663,573	-	663,573
Changes in assets and liabilities: Prepaid expenses	(35,006)	100,381	37,837
Other current assets	-	-	(7,875)
Deposits	1,261	(14,602)	(11,321)
Accounts payable and accrued expenses	(29,399)	118,774	124,661
Net cash used in operating activities	(1,714,238)	(3,788,873)	(8,365,221)

Cash flows from investing activities
Proceeds from the sale of fixed asset	-	-	1,776
Purchase of equipment	(41,676)	(149,929)	(299,029)
Net cash used in investing activities	(41,676)	(149,929)	(297,253)

Cash flows from financing activities
Principal payments on long-term debt	(1,756)	-	(1,756)
Proceeds from the issuance of common stock	1,584,420	5,052,732	9,424,082
Expenses of common stock issuance	(20,000)	-	(20,000)
Net cash provided by financing activities	1,562,664	5,052,732	9,402,326

Net increase (decrease) in cash and cash equivalents for period	(193,250)	1,113,930	739,852

Cash and cash equivalents, beginning of period	933,102	531,044	-

Cash and cash equivalents, end of period	$739,852	$1,644,974	$739,852

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

The acquisition of Liberty Star Gold Corp. has been accounted for as an asset purchase reported at the fair value of our common shares issued based on the average market closing price of our common shares over the 3 trading dates prior to the completion of the asset purchase. Titanium Intelligence, Inc. acquired mineral claims, assumed liabilities of $313,895 and issued 17,500,000 shares valued at $15,925,000. The Company conducted a fair value assessment of the asset acquisition following the transaction date and determined the fair value of the mineral claims received was less than the value paid. The fair value was determined by an independent appraisal of the mineral claims. As a result, the Company recorded an impairment loss of $15,907,500 in the same quarter as the asset acquisition. Mineral claim costs of $331,395 have been expensed as geological and geophysical costs in the statement of operations during the twelve month period ended January 31, 2005. The impairment loss of $15,907,500 has been expensed and included in the statement of operations during the twelve month period ended January 31, 2005.

These condensed consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 1 – Organization - continued

adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and amounts due to related parties. Continued operations of the Company will be dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Gold Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-KSB for the year ended January 31, 2006 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2006 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operation for the three months ended October 31, 2006 and the nine months ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - Summary of significant accounting policies

The condensed consolidated financial statements of Liberty Star Gold Corp. have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies adopted by the Company are as follows:

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At October 31, 2006 and January 31, 2006, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $665,000 and $858,000, respectively.

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

Useful lives range from 3 to 7 years. At October 31, 2006 and January 31, 2006 accumulated depreciation was $86,110 and $44,601, respectively.

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

Stock-based compensation

The Company’s stock-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of stock-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all stock-based compensation under the fair value method. The Company charges stock-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s service period. The Company charges stock-based compensation expense for options granted to non-employee consultants to earnings on the grant date. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 2006 had been determined to be $0, based on the Black-Scholes Valuation method. The Company accounts for stock options granted to non-employee consultants under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) using EITF 96-18 requiring the measurement and recognition of stock-based compensation to consultants under the fair value method with stock-based compensation expense charged to earnings on the grant

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 3 - Summary of significant accounting policies - continued

Stock-based compensation - continued

date. Prior period financial statements have not been adjusted to reflect fair value stock-based compensation expense under SFAS 123R for options issued to employees.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss before income taxes and net loss for the three months and nine months ended October 31, 2006 are $51,520 and $120,213, respectively greater than if it had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the three months and nine months ended October 31, 2006 would not have changed if the Company had not adopted SFAS 123R.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2006 and January 31, 2006, there were 4,104,342 and 3,420,342 potentially dilutive instruments outstanding, respectively, that were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 3 - Summary of significant accounting policies - continued

Recently issued accounting standards - continued

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on our results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN No. 48 will have a material effect on our results of operations or financial position.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The Company does not believe that the adoption of this FSP will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, established a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, earlier adoption is encouraged. The Company does not believe that the adoption of SFAS No. 157 will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) an amendment of FASB Statement No. 87 “Employers’ Accounting for Pensions”, FASB Statement No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits”, FASB Statement No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and FASB Statement No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. Issuers of publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 3 - Summary of significant accounting policies - continued

Recently issued accounting standards - continued

this statement is encouraged. The Company does not believe that the adoption of SFAS No. 158 will have a material effect on our results of operations or financial position.

NOTE 4– Mineral claims

On October 31, 2006 the Company held a 100% interest in 1,718 Alaska State mining claims spanning approximately 421 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On October 31, 2006 the Company held a 100% interest in 163 Alaska State mining claims spanning approximately 40 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

On October 31, 2006 the Company also held a 100% interest in 769 standard Federal lode mining claims spanning approximately 25 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

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

On October 31, 2006 the Company had staked but not yet perfected title to 718 potential standard Federal lode mining claims spanning approximately 22 square miles on the Colorado Plateau Province of Northern Arizona (“claims in progress”). The Company has 90 days from staking to make the first year’s rental payment and filing fees of approximately $170 per claim and complete the filing of the claims in progress with the U.S. Bureau of Land Management. If the claims in progress are not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government.

NOTE 5 – Long-term debt

Note payable to Chase Bank payable in monthly instalments of $471 including interest at a fixed rate of 10% through maturity in April 2011, secured by a lien on a vehicle. The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended October 31,
2007	$3,787
2008	4,183
2009	4,621
2010	5,105
2011	2,623

20,319
Less current maturities	(3,787)

$16,532

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 6– Common stock

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable for a period of two years. The units were issued to three accredited investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act and twenty-one non-US persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Finder’s fees were paid on portions of the investment from non-US persons in the amount of 3% to 3.5% in cash and 1% in units.

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

On March 8, 2006, the Company engaged Newbridge Securities Corporation, an unaffiliated registered broker-dealer, to advise it in connection with the Standby Equity Distribution Agreement. Newbridge was paid a placement agent fee of $10,000 by the issuance of 8,850 shares of common stock. The transaction was recorded at fair value. Fair value was determined using the closing trading price on March 6, 2006 ($1.13 per share).

On June 23, 2006, we issued 284,711 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On July 7, 2006, we issued 53,333 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $43,200, net of fees of $2,800.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 6– Common stock - continued

On July 25, 2006, we issued 87,233 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $67,330, net of fees of $4,070.

On August 1, 2006, we issued 154,903 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $108,750, net of fees of $6,250.

On August 9, 2006, we issued 593,589 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On August 17, 2006, we issued 97,790 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $47,000, net of fees of $3,000.

On August 28, 2006, we issued 83,359 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $50,040, net of fees of $3,160.

On September 7, 2006, we issued 298,954 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $189,500, net of fees of $10,500.

On September 14, 2006, we issued 513,259 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On October 13, 2006, we issued 218,527 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $75,025, net of fees of $4,475.

On October 27, 2006, we issued 204,490 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $150,075, net of fees of $8,425.

At October 31, 2006, we had one advance request outstanding with Cornell Capital Partners pursuant to the SEDA. The advance request totalled $158,500. The Company will issue approximately 178,600 shares related to this advance request.

As of October 31, 2006, there were 3,888,687 one-half share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 0.39 years and exercise price of $1.50 per whole warrant for one common share.

Whole share purchase warrants outstanding at October 31, 2006 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, January 31, 2006	2,744,342	$1.57

Issued	-	-
Forfeited or expired	(800,000)	1.75
Exercised	-	-

Outstanding, October 31, 2006	1,944,342	$1.50
Exercisable, October 31, 2006	1,944,342	$1.50

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 6– Common stock – continued

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 7– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed two years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. At October 31, 2006, 1,690,000 options remain available for grant under the 2004 Stock Option Plan.

On April 6, 2006, the Company granted 950,000 options to non-employee consultants and 644,000 options to employees in accordance with the 2004 Stock Option Plan. The options have an exercise price of $1.11 per share and a term of ten years from the date of grant. The options vest 25% on each six month anniversary of the grant date.

The following tables are a summary of option activity under the 2004 Stock Option Plan as of October 31, 2006 and the changes during the nine month period ended October 31, 2006.

Incentive stock options to employees outstanding at October 31, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2006	516,000	$1.678

Granted	644,000	1.110
Forfeited	(3,000)	1.678
Expired	(6,000)	1.678

Outstanding, October 31, 2006	1,151,000	$1.360	8.88	$-

Exercisable, at October 31, 2006	541,250	$1.509	8.54	$-

Vested or expected to vest at October 31, 2006	541,250	$1.509	8.54	$-

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 7– Stock-based compensation - continued

Non-qualified stock options to non-employee consultants outstanding at October 31, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2006	160,000	$1.678

Granted	950,000	1.110
Forfeited	(76,000)	1.110
Cancelled	(25,000)	1.110

Outstanding, October 31, 2006	1,009,000	$1.200	9.24	$-

Exercisable, at October 31, 2006	332,250	$1.315	8.98	$-

Vested or expected to vest at October 31, 2006	332,250	$1.315	8.98	$-

The aggregate intrinsic value is calculated based on the October 31, 2006 stock price of $1.04 per share.

A summary of the status of the Company’s nonvested shares as of October 31, 2006 and changes during the nine month period ended October 31, 2006 is presented below:

Incentive stock options granted to employees:

	Number of options	Weighted average grant date fair value
Nonvested at January 31, 2006	189,000	$-
Granted	644,000	0.640
Forfeited	(3,000)	-
Expired	(3,000)	0.640
Vested	(217,250)	0.474

Nonvested at October 31, 2006	609,750	$0.507

Vested during the period ended October 31, 2006	217,250	$0.474

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 7– Stock-based compensation - continued

Non-qualified stock options granted to non-employee consultants:

	Number of options	Weighted average grant date fair value
Nonvested at January 31, 2006	80,000	$0.513
Granted	950,000	0.640
Forfeited	(76,000)	0.640
Cancelled	(25,000)	0.640
Vested	(252,250)	0.620

Nonvested at October 31, 2006	676,750	$0.632

Vested during the period ended October 31, 2006	252,250	$0.620

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. The Company used the following assumptions:

	Three months ended October 31, 2006	Nine months ended October 31, 2006	Three months ended October 31, 2005	Nine months ended October 31, 2005
Expected volatility	-	64%	-	-
Expected dividend yield	-	-	-	-
Expected term in years	-	5.0	-	-
Risk-free interest rate	-	4.84%	-	-

There were no options granted during the three month period ended October 31, 2006. The weighted average grant date fair value of the options granted during the nine month period ended October 31, 2006 was $0.64 per option. There were no options granted during the three month and nine month periods ended October 31, 2005. There were no options exercised during the three month and nine month period ended October 31, 2006 and the three month and nine month period ended October 31, 2005 and the period from inception (August 20, 2001) to October 31, 2006. We recognized share-based compensation expense of $3,520 during the three months ended October 31, 2006 and $0 during the three months ended October 31, 2005. We recognized share-based compensation expense of $663,573 during the nine months ended October 31, 2006 and $0 during the nine months ended October 31, 2005. Unrecognized share-based compensation for all share-based awards outstanding as of October 31, 2006 totalled $291,947 and is expected to be recognized over a weighted average remaining period of 1.50 years using the straight-line method. Share-based compensation expense is reported in our statement of operations as follows:

	Three months ended October 31, 2006	Nine months ended October 31, 2006	Three months ended October 31, 2005	Nine months ended October 31, 2005
Geological and geophysical costs	$(48,000)	$543,360	$-	$-
Salaries and benefits	51,520	120,213	-	-

	$3,520	$663,573	$-	$-

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 8 – Related party transactions

The Company entered into the following transactions with related parties during the nine months ended October 31, 2006:

Paid or accrued $3,555 in rent. We rented an office from an officer on a month-to-month basis for $395 per month.

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental for the period from September 1, 2004 through September 1, 2005 is $100 per claim. The annual rental for the period from September 1, 2005 through September 1, 2007 is $125 per claim. Additional fees of $25 per claim for the period from September 1, 2004 through September 1, 2005 and $45 per claim for the period from September 1, 2005 through September 1, 2007 are due in the first year of filing a federal lode mining claim along with the first years rent. Rentals for the period from September 1, 2004 through September 1, 2005 totalled $42,555 and have been paid during the fiscal year ended January 31, 2006. Rentals for the period from September 1, 2005 through September 1, 2006 totalled $116,985 of which $55,275 have been paid in the fiscal year ended January 31, 2006 and $61,710 have been paid in the nine month period ended October 31, 2006. Rentals for the period from September 1, 2006 through September 1, 2007 are $96,125 and have been paid during the nine month period ended October 31, 2006.

In September 2005, the Company began renting its office facility and warehouse on a month-to-month basis for $3,000 per month plus a pro rata share of utilities and maintenance. In October 2005, the rent increased to $3,150 per month. In October 2006, the rent increased to $3,650 per month. For the period ended October 31, 2006 the Company paid $28,850 related to this lease.

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the period ended October 31, 2006 the Company paid $3,525 related to this lease.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 9 – Commitments - continued

Future minimum lease payments for the twelve months ended October 31,
2007	$4,704
2008	4,704
2009	2,350
$11,758

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,964 from October 2004 through May 2006 with the option to extend the lease to October 2006 and a deposit of one month’s rent. For the period ended October 31, 2006 the Company paid $5,892 related to this lease. The lease ended in May 2006 and was not renewed.

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,750 from May 15, 2006 through May 31, 2007 with the option to extend the lease to May 31, 2008 and a refundable deposit of $1,000. For the period ended October 31, 2006 the Company paid $9,325 related to this lease. Future minimum lease payments for the twelve months ended October 31, 2007 are $12,250.

The Company entered into a geophysical services agreement with Zonge Engineering and Research Organization, Inc. (“Zonge”) in order for Zonge to perform CSAMT & NSAMT Survey work at the North Pipes project. The maximum survey budget is $150,000. During the nine months ended October 31, 2006 the Company paid the entire survey costs of this contract.

The Company entered into a six month consulting contract in July 2006 with Houlihan Smith & Company, Inc. (“Houlihan”) in order to perform financial advisory services. The total contract cost is $75,000. During the nine months ended October 31, 2006 the Company paid $75,000 toward this contract. In the event that Houlihan obtains any equity funding for the Company they shall be paid an additional Success Fee of 6% of the aggregate gross proceeds. During the nine months ended October 31, 2006 there have been no equity fundings and therefore, no Success Fees have been paid or are due to Houlihan.

The Company entered into a proposed joint venture agreement with Oriental Crystal International Limited (“OCR”) in July 2006. The proposed joint venture agreement was executed to record the intent of the Company and OCR to form a joint venture to explore, develop and, if warranted, mine certain US Federal Lode mining claims within the 22 mile joint venture area. OCR has paid the Company a non-refundable $100,000 advance in return for the right to earn a 50% interest in the joint venture area claims. The $100,000 advance is included in other income.

In October 2006, the Company entered into a Joint Venture Agreement with Xstate Resources Limited (“Xstate”) formerly Oriental Crystal International Limited and named the joint venture Elle Venture. The Elle Venture, a general partnership, was formed to explore, develop and, if warranted, mine certain US Federal Lode mining claims within the 22 mile joint venture area. The beginning ownership interests in the Elle Venture are as follows: Liberty Star Gold Corp 100% and Xstate Resources Limited 0%. In order for the joint venture agreement to commence and Xstate to earn a 50% interest in the joint venture and the joint venture claims, Xstate must deposit $2,900,000 into the joint venture bank account. Upon the deposit Xstate will immediately earn a 50% interest in the joint venture and the joint venture claims. Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the joint venture area. After the initial $2,900,000 is expended each party agrees to contribute to the joint venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s joint venture interest will be diluted. At October 31, 2006, the conditions precedent to the commencement of the joint venture have not been satisfied and the Company remains the 100% owner of the joint venture claims.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 9 – Commitments - continued

In October 2006, the Company entered into a Subcontracting Agreement with Xstate to perform the duties as the Manager of the Elle Venture including maintaining the joint venture bank account, pay joint venture expenses, perform the duties necessary to execute the approved work program for the joint venture claims, and prepare quarterly reports to the Elle Venture Management Committee. The Company will be compensated at agreed upon rates by the Elle Venture for the use of the Company’s personnel and resources in performing its duties under the Subcontracting Agreement.

NOTE 10 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the nine month period ended October 31, 2006 were as follows:

Purchased a vehicle in exchange for long-term financing of $22,075.

Issued 256,637 shares to Cornell Capital Partners LP for a commitment fee valued at $290,000.

Issued 8,850 shares to Newbridge Securities Corp for a placement agent fee valued at $10,000.

Stock option compensation recorded at $543,360 for options issued to consultants.

Stock option compensation recorded at $120,213 for options issued to employees.

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

NOTE 13 – Subsequent events

On November 3, 2006 we issued 178,632 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $150,075, net of fees of $8,425.

On November 17, 2006 we issued 396,891 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $227,500, net of fees of $12,500.

Beginning December 1, 2006 the Company will vacate the office facility it is currently renting on a month-to-month basis. The Company will continue renting the warehouse portion of the building on a month-to-month basis for $1,500 per month.

On November 13, 2006, the Company signed a lease to rent office space. The lease requires monthly payments of $3,571 for twelve months and then monthly payments of $3,697 for twelve months. The Company has the option to renew the lease for an additional two year term at an increase of 3.5% in rent per year.

In November 2006, the Company paid $69,050 in rental fees for the period from September 1, 2006 to September 1, 2007 for renewal of 707 of its Big Chunk claims. The Company abandoned 1,011 of its Big Chunk Alaska State mining claims resulting in a total of 707 Big Chunk claims owned at the end of November 2006.

LIBERTY STAR GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(Unaudited)

NOTE 13 – Subsequent events – continued

In November 2006, the Company paid $3,250 in rental fees for the period from September 1, 2006 to September 1, 2007 for renewal of 56 of its Bonanza Hills claims. The Company abandoned 107 of its Bonanza Hills Alaska State mining claims resulting in a total of 56 Bonanza Hills claims owned at the end of November 2006.

On December 8, 2006, the Company granted 1,590,000 stock options to directors, officers, independent consultants, and employees of the Company in accordance with the 2004 Stock Option Plan that was approved and adopted by the Board of Directors on December 27, 2004. The options have an exercise price of $0.72 per common share. The options granted vest under various provisions, not to exceed two years. The options are exercisable for a period of ten years. The fair value of options granted to employees and independent consultants using the Black-Scholes option-pricing model is not yet completed.

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

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises, especially those with a limited operating history. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we will ever operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $739,852 and working capital of $674,598 as of October 31, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the advances from Cornell Capital Partners under the Standby Equity Distribution Agreement, further described on page 30 of this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 3, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2006 is $25,508,767. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2006 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

Pursuant to the terms of the Standby Equity Distribution Agreement, in the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to obtain a cash advance. It is possible that Cornell Capital Partners will own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to take an advance under the Standby Equity Distribution Agreement. If this occurs and we are unable to obtain additional external funding or generate revenue from our mineral claims, we could be forced to curtail or cease our operations.

Risks related to our common stock

Because we may issue additional shares of common stock your investment could be subject to substantial dilution.

Investor’s interest in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. We anticipate that all or at least some of our additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment may be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If this happens, then any investment in our company’s common stock could seriously decline in value.

If we issue such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, such issuance may result in a change in our control.

Existing shareholders will experience significant dilution from our sale of shares under the Standby Equity Distribution Agreement.

The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on new stockholders. For example, at October 31, 2006, at an assumed offering price of $1.00 per share, the new stockholders would have experienced an immediate dilution in the net tangible book value of $0.80 per share. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

The Company currently holds a 100% interest in 707 mineral claims covering approximately 421 square miles in the Iliamna region of southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Super Project”). The Company also holds 56 mineral claims covering approximately 40.75 square miles in southwestern Alaska approximately 40 miles northeast of the northern boundary of the Big Chunk claims (the “Bonanza Hills Claims”). We plan to ascertain whether the Big Chunk Super Project and Bonanza Hills claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To date, we have completed a detailed study, by airplane, of the magnetic fields found on our Big Chunk Super Project claims. One hundred eleven miles of induced polarization surveys have been completed over portions of our Big Chunk Super Project claims. We have also drilled 31 drill holes to an average depth of about 400 feet for a total of 12,277 feet of drilling on our Big Chunk Super Project claims. At present, only a small part of our Bonanza Hills claims have been sampled.

The Company also holds a 100% interest in 769 Federal lode mining claims covering approximately 21 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Super Project”). The 769 Federal lode mining claims include approximately 143 breccia pipe targets. The Company is in the process of staking additional mineral claims at the North Pipes Super Project. The Company has 90 days from staking to perfect the claims, which means to make the first year’s rental fee and complete the filing of the staked claims with the U.S. Bureau of Land Management. If the title to the staked claims is not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government. Currently the Company has staked but not yet perfected title to 718 potential claims at the North Pipes Super Project. We have begun field work at our North Pipes Super Project, beginning with ground electrical geophysics surveys. The geophysics surveys have covered 22 line miles. We have analyzed initial results at the Rock SW project (a sub-project of our North Pipes Super Project) resulting in the decision to obtain permits for five drill holes at this site. We have analyzed geophysics survey results at the Elle Venture claims (a sub-project of our North Pipes Super Project) resulting in our decision to begin permitting for drill holes at this site. We have established a field office in Kanab, Utah for the Company. Kanab, Utah is the nearest town to the area of exploration which lies 15 to 48 miles to the south in Arizona.

The Company has entered into a joint venture agreement (“Elle Venture”) with Xstate Resources Limited (“Xstate”) to explore, develop and, if warranted, mine certain of our US Federal Lode mining claims within the Elle Venture area. In order for the Elle Venture to commence and Xstate to earn a 50% interest in the Elle Venture and Elle Venture mineral claims, Xstate must deposit $2,900,000 into the Elle Venture bank account. Upon the deposit Xstate will immediately earn a 50% interest in the Elle Venture mineral claims. Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. The conditions precedent to the commencement of the Elle Venture have not been satisfied and the Company remains the 100% owner of the Elle Venture and the Elle Venture claims.

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

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. The annual state rentals for the Alaska State mining claims are $100 per 160 acre quarter section or $25 per 40 acre quarter-quarter section and annual rental payments are due on November 30th of each year. Rentals for the period from September 1, 2006 through September 1, 2007 of $72,300 have been paid. Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing, or a total of approximately $330,000 must be paid to maintain the claims in good standing. We conducted a detailed aerial survey of the magnetic fields on our Big Chunk claims in Alaska and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional studies including extensive soil sampling and testing, Induced Polarization surveys, diamond core drilling and interpretation of data and samples that were collected in those studies were completed in 2005. The approximate cost of these activities was in excess of $1.8 million and may be applied towards maintaining the claims in good standing for 2004 and four additional years. In the 2006 Alaska field season we plan to perform further geophysical and geochemical sampling on our Alaska claims. We do not plan to perform a drilling program during the 2006 Alaska field season.

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

In order to proceed with any drilling program in Arizona, we will have to apply for various permits with the State of Arizona. The permitting process is anticipated to take several weeks. We have engaged a full service environmental firm in Arizona to provide turnkey comprehensive services from drill permitting to mine permitting. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized after geophysical testing. A geophysical survey known as CSMAT (Controlled Source Audi-range Magneto Tellurics) has started and is expected to take up to three months and cost approximately $235,000. The data will be interpreted and a three dimensional model generated for each mineral body detected. A drilling program will be designed around each geophysical model. Initial results of the CSMAT survey have been completed at the Rock SW Project (a sub-project of the North Pipes Super Project) and drill permitting began in July 2006 to permit for five drilling holes at that project. Drill permits for five drilling holes at Rock SW were received in September 2006. The drilling permit fees are anticipated to be approximately $3,000 per pipe. The cost of contractors assisting with the drilling permitting process is estimated to be approximately $10,000 per pipe. The drilling permitting process will be ongoing as additional geophysical testing results are received. Drill permits for the Elle Venture pipes are expected to be received in December 2006. The cost of the drilling program is estimated to be $1,000,000 per pipe. A drill rig is expected to be available to start drilling in January 2007.

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

Cash Requirements

Over the next twelve months we intend to continue our exploration program at the Big Chunk Super Project and the Bonanza Hills claims in Alaska and the North Pipes Super Project in northern Arizona. We also plan to perfect all or a portion of the 718 potential federal lode mining claims that we have not yet perfected at the North Pipes Super Project. Perfecting the claims requires that we make the first year’s rental fee payments and complete the filing of the staked claims with the U.S. Bureau of Land Management. We anticipate that we will incur expenses over the next twelve months for geological, geophysical, and geochemical studies and interpretation of data acquired in the field season of 2006. We also anticipate that we will incur expense over the next twelve months for the drilling program planned at the North Pipes Super Project.

Our anticipated cash requirement over the next twelve months is $10,000,000. We anticipate receiving approximately $7,800,000 from the Standby Equity Distribution Agreement that we have formed with Cornell Capital Partners. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

The results that we expect to be able to accomplish with our current budgeted expenditures of approximately $10,000,000 will be limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

Over the next twelve months we intend to use all available funds to expand on the exploration of our leases, as follows:

Estimated Expenses For the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$9,000,000
Professional Fees	360,000
Investor Relations and Sales Related	322,000
Rent, Utilities and Insurance	105,000
General and Administrative Expenses	213,000
Total	$10,000,000

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

Personnel

As of October 31, 2006, we had seven full time employees, four part-time employees and one independent contractor on full time status. Currently we employ or have on contract five full time geologists, including President and CEO, James Briscoe, as well as one senior geologist R. Macer, and one junior geologist Chelsea Wood and geologists David Boyer M.Sc. and Erik Murdock M.Sc. who also specialize in computer mapping. We have contracted with Dr. Karen Wenrich as a consultant on uranium exploration. We have further contracted with experienced field crewmembers and geochemical samplers for their services. In all, there will be up to 20 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2006 through December 31, 2006 but particularly during the summer field season.

Results of Operations for the Nine Months Ended October 31, 2006

The following discussion and analysis of the results of operations and financial condition of our Company for the nine months ended October 31, 2006 should be read in conjunction with the condensed consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the fiscal year ended January 31, 2006 filed with the United States Securities and Exchange Commission.

We have had no revenues since August 20, 2001 (inception).

Our net cash provided by financing activities during the nine months ended October 31, 2006 was $1,562,664. Our net cash provided by financing activities during the nine months ended October 31, 2005 was $5,052,732. The decrease in cash provided by financing activities during the nine months ended October 31, 2006 resulted from the decrease in cash obtained from sales of stock due to our inability to advance funds on the Cornell Capital Partners Standby Equity Distribution Agreement until a Form SB-2 was declared effective by the SEC on June 14, 2006.

We had a net loss of $2,356,176 for the nine months ended October 31, 2006 compared to a net loss of $4,009,954 for the nine months ended October 31, 2005. The decrease in net loss was largely due to the decrease in the amount we spent on the exploration of our mineral properties by not performing a drilling program in Alaska this year.

Geological and geophysical costs for the nine months ended October 31, 2006 were $1,522,372 compared to $3,280,296 for the nine months ended October 31, 2005. A decrease in exploration costs of approximately $1,700,000 was the result of not performing any drilling program at our Alaska claims in 2006. Also, in 2006 we recognized $543,360 in stock based compensation expense for options issued to exploration consultants; in 2005 we recognized $0 for stock based compensation expense as there were no options issued to exploration consultants during the nine months ended October 31, 2005.

The expenses for salaries and benefits, however, rose from $158,910 for the nine months ended October 31, 2005 to $307,624 for the nine months ended October 31, 2006. The increase is due to $120,213 of stock based compensation expense reported during the nine months ended October 31, 2006, in 2005 we recognized $0 for stock based compensation expense as there were no options issued to employees during the nine months ended October 31, 2005. The remaining increase is due to an additional full time employee added in 2006.

Results of Operations for the Three Months Ended October 31, 2006

The following discussion and analysis of the results of operations and financial condition of our Company for the three months ended October 31, 2006 should be read in conjunction with the condensed consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the fiscal year ended January 31, 2006 filed with the United States Securities and Exchange Commission.

We had a net loss of $462,266 for the three months ended October 31, 2006 compared to a net loss of $1,729,834 for the three months ended October 31, 2005. The decrease in net loss was largely due to approximately $1,300,000 decrease in the amount we spent on the exploration of our mineral properties by not performing a drilling program in Alaska this year.

We incurred operating expenses in the amount of $566,143 for the three months ended October 31, 2006 compared to $1,745,431 for the three months ended October 31, 2005. The decrease in expenses was primarily due to the decrease in the amount we spent on the exploration of our mineral properties by not performing a drilling program in Alaska this year.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $739,852 as of October 31, 2006. We had working capital of $674,598 as of October 31, 2006. As of October 31, 2006, we had $134,463 in current liabilities. Our total liabilities as of October 31, 2006 were $150,995 as compared to total liabilities of $160,075 as of January 31, 2006. The $9,080 decrease in liabilities was primarily due to approximately $30,000 purchase of field equipment included in accounts payable at January 31, 2006 and paid prior to October 31, 2006 and the new promissory note for the purchase of a truck of approximately $20,000 during the nine months ended October 31, 2006.

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

On June 23, 2006, we issued 284,711 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On July 7, 2006, we issued 53,333 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $43,200, net of fees of $2,800.

On July 25, 2006, we issued 87,233 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $67,330, net of fees of $4,070.

On August 1, 2006, we issued 154,903 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $108,750, net of fees of $6,250.

On August 9, 2006, we issued 593,589 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On August 17, 2006, we issued 97,790 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $47,000, net of fees of $3,000.

On August 28, 2006, we issued 83,359 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $50,040, net of fees of $3,160.

On September 7, 2006, we issued 298,954 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $189,500, net of fees of $10,500.

On September 14, 2006, we issued 513,259 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On October 13, 2006, we issued 218,527 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $75,025, net of fees of $4,475.

On October 27, 2006, we issued 204,490 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $150,075, net of fees of $8,425.

On November 3, 2006, we issued 178,632 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $150,075, net of fees of $8,425.

On November 17, 2006, we issued 396,891 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $227,500, net of fees of $12,500.

Currently approximately $7,800,000 remains available for advance under the SEDA with Cornell Capital Partners.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 3, 2004 and subsequently changed our year end from December 31 to January 31. Under United States generally accepted accounting principles, this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our financial statements for the period ended October 31, 2006 reflect financial information for the three month period ended October 31, 2006, the three month period ended October 31, 2005, the nine month period ended October 31, 2006, the nine month period ended October 31, 2005, as well as from inception (August 20, 2001) through October 31, 2006.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on our results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN No. 48 will have a material effect on our results of operations or financial position.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The Company does not believe that the adoption of this FSP will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, established a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, earlier adoption is encouraged. The Company does not believe that the adoption of SFAS No. 157 will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) an amendment of FASB Statement No. 87 “Employers’ Accounting for Pensions”, FASB Statement No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits”, FASB Statement No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and FASB Statement No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. Issuers of publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of this statement is encouraged. The Company does not believe that the adoption of SFAS No. 158 will have a material effect on our results of operations or financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of Liberty Star Gold Corp. have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are described in Note 3 (beginning on page 8) of the financial statements.

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our financial statements for the period ended October 31, 2006. Our total stockholders’ equity at October 31, 2006 was $891,308. All exploration costs are expensed as incurred.

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

Adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)

The Company’s share-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all share-based compensation under the fair value method. The Company charges share-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s service period. The Company charges share-based compensation expense for options granted to non-employee consultants to earnings on the grant date. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 2006 had been determined to be $0, based on the Black-Scholes Valuation method. Prior period financial statement have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R. Unrecognized share-based compensation for all share-based awards outstanding as of October 31, 2006 totalled $291,947 and is expected to be recognized over a weighted average remaining period of 1.50 years using the straight-line method.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2006, we issued 256,637 shares of common stock to Cornell Capital Partners, L.P. as a one time commitment fee under the Standby Equity Distribution Agreement. The units were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On March 8, 2006, we issued 8,850 shares of common stock to Newbridge Securities Corporation as a placement agent fee under the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.

On June 23, 2006, we issued 284,711 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On July 7, 2006, we issued 53,333 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $43,200, net of fees of $2,800.

On July 25, 2006, we issued 87,233 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $67,330, net of fees of $4,070.

On August 1, 2006, we issued 154,903 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $108,750, net of fees of $6,250.

On August 9, 2006, we issued 593,589 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On August 17, 2006, we issued 97,790 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $47,000, net of fees of $3,000.

On August 28, 2006, we issued 83,359 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $50,040, net of fees of $3,160.

On September 7, 2006, we issued 298,954 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $189,500, net of fees of $10,500.

On September 14, 2006, we issued 513,259 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500, net of fees of $15,500.

On October 13, 2006, we issued 218,527 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $75,025, net of fees of $4,475.

On October 27, 2006, we issued 204,490 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $150,075, net of fees of $8,425.

On November 3, 2006, we issued 178,632 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $150,075, net of fees of $8,425.

On November 17, 2006, we issued 396,891 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $227,500, net of fees of $12,500.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.10	Form of Subscription Agreement for Canadian investors for March 2005 private placement(7)
10.11	Form of Subscription Agreement for US investors for March 2005 private placement(7)
10.12	Form of Subscription Agreement for Overseas investors for March 2005 private placement(7)
10.13	Form of Registration Rights Agreement for March 2005 private placement(7)
10.14	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(8)
10.15	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(8)
10.16	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(8)
10.17	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (9)

Exhibit Number	Description of Exhibit
10.18	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (10)
14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe and Jon Young
(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(7)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 19, 2005.

(8)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR GOLD CORP.

By:	/s/ James Briscoe

James Briscoe, President, Chairman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: December 11, 2006

By: //s/ Jon Young

Jon Young, Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Date: December 11, 2006