Form 10KSB
period 2007-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2007-04-26
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from	to

Commission file number  000-50071

LIBERTY STAR URANIUM & METALS CORP.
(Name of small business issuer in its charter)

Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3024 E Fort Lowell Road, Tucson, Arizona	85716
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (520) 731-8786

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

33,985,248 shares of Common Stock @ $0.615 (1) = $20,900,928

(1) Average of bid and ask closing prices on April 18, 2007.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

42,735,248 shares of Common Stock issued and outstanding as of April 18, 2007.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States of America, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares in our common stock.

As used in this annual report, the terms "we", "us" and "Company", and "Liberty Star" mean our company, Liberty Star Uranium & Metals Corp., unless otherwise indicated.

Business development

We were incorporated August 20, 2001 in the State of Nevada, under the name "Titanium Intelligence, Inc." From incorporation until January 2004, we were a development stage company focused primarily on developing an Internet textile trade centre website. In January 2004 we chose to discontinue our textile trade centre website operations and become an exploration stage company engaged in the acquisition and exploration of mineral properties through the acquisition of Liberty Star Gold Corp., a Nevada Company, and its subsidiary, Big Chunk Corp., an Alaska corporation pursuant to the Agreement and Plan of Merger with Alaska Star Minerals LLC described below. On February 5, 2004, after the completion of the Agreement and Plan of Merger, we changed our name to Liberty Star Gold Corp. On April 16, 2007 we changed our name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration.

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

2. that 1,750,000 shares would be transferred to Bedrock Capital Corporation in exchange for the redemption of Paul Matysek’s membership interest in Alaska Star Minerals LLC. Bedrock Capital Corporation Ltd. is owned by Paul Matysek; and,

3. that the 1,750,000 common shares to be issued to Bedrock Capital Corporation would be registered for resale on a Form SB-2 registration statement filed with the Securities and Exchange Commission.

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

Our current business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the State of Arizona and in the State of Alaska. Claims in the State of Alaska “Alaska Claims” are held in the name of our wholly-owned subsidiary, Big Chunk Corp. Claims in the State of Arizona are held in the name of Liberty Star. The Company uses the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals.

The Company also holds a 100% interest in 1,856 Federal lode mining claims covering approximately 61 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Super Project”). The 1,856 Federal lode mining claims include approximately 340 breccia pipe targets (“Pipes”). The Company is in the process of staking additional mineral claims at the North Pipes Super Project. The Company has 90 days from staking to perfect the claims, which means to make the first year’s rental fee and complete the filing of the staked claims with the U.S. Bureau of Land Management. If the title to the staked claims is not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government. Currently the Company has staked but not yet perfected title to 100 additional potential claims at the North Pipes Super Project. We plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium.

The Company also holds a 50% interest in 14 Federal lode mining claims covering 3 breccia pipe targets (“Elle Venture claims”) at the North Pipes Super Project location through the Elle Venture, a general partnership with Xstate Resources Limited (“Xstate”). Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

We have begun field work at our North Pipes Super Project and at the Elle Venture Claims, beginning with ground electrical geophysics surveys. The geophysics surveys have covered 22 line miles. We have analyzed initial results at the Rock SW project (a sub-project of our North Pipes Super Project) resulting in the decision to obtain permits for five drill holes at this site. We have analyzed geophysics survey results at the Elle Venture claims (a sub-project of our North Pipes Super Project)

resulting in our decision to obtain permits for three drill holes at this site. We have established a field office in Kanab, Utah for the Company. Kanab, Utah is the nearest town to the area of exploration which lies 15 to 48 miles to the south in Arizona.

The Company currently holds a 100% interest in 707 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Super Project”). The Company also holds 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska approximately 13.5 miles northeast of the northern boundary of the Big Chunk claims (the “Bonanza Hills Claims”). We plan to ascertain whether the Big Chunk Super Project and Bonanza Hills claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To date, we have completed a detailed study, by airplane, of the magnetic fields found on our Big Chunk Super Project claims. One hundred eleven miles of induced polarization surveys have been completed over portions of our Big Chunk Super Project claims. We have also drilled 31 drill holes to an average depth of about 400 feet for a total of 12,277 feet of drilling on our Big Chunk Super Project claims. At present, only a small part of our Bonanza Hills claims have been sampled.

Our board of directors decided that we will perform only the minimum amount of exploration activity required to maintain our current Alaska claims in good standing as a result of difficulties that other companies in the Iliamna region have experienced trying to apply for drill permitting, mine permitting and obtaining approved road plans to build an access road to their potential mine site. The difficulties are the result of an environmental lobby insisting that mining operations in the region would pollute Lake Iliamna and disturb a large amount of forest land. It is our management’s estimate that it will take several years before these environmental issues are resolved and in the mean time our limited resources are better spent on exploration at the North Pipes Super Project.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The company has investigated title to all its mineral properties and, to the best of its knowledge, title to all properties are currently in good standing.

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

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. The annual state rentals for the Alaska State mining claims are $100 per 160 acre quarter section or $25 per 40 acre quarter-quarter section and annual rental payments are due on November 30th of each year. Rentals for the period from September 1, 2006 through September 1, 2007 of $72,300 have been paid. Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing, or a total of approximately $299,000 must be paid to maintain the claims in good standing. We conducted a detailed aerial survey of the magnetic fields on our Big Chunk claims in Alaska and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional studies including extensive soil sampling and testing, Induced Polarization surveys, diamond core drilling and interpretation of data and samples that were collected in those studies were completed in 2005. The approximate cost of these activities was in excess of $1.8 million and may be applied towards maintaining the claims in good standing through 2008.

Our Arizona claims are Federal lode mining claims located on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon every September 1st in the amount of $125 per mining claim. In the first year of filing a new claim the rental fee of $125 must be paid along with initial filing fees of $45 per mining claim. Rentals and initial filing fees for the period from September 1, 2006 through September 1, 2007 of approximately $285,000 have been paid. There is no requirement for annual assessment or exploration work on the Federal lode mining claims. To keep our existing property in good standing, we must pay the annual maintenance and rental fees of approximately $285,000.

In order to proceed with any drilling program on our Arizona claims, we will have to apply for various permits with the State of Arizona. The permitting process takes several weeks. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized after geophysical testing. A geophysical survey known as CSMAT (Controlled Source Audi-range Magneto Tellurics) was completed and cost approximately $235,000. The data was interpreted and a three dimensional model generated for each mineral body detected. A drilling program will be designed around each geophysical model. Drill permits for five drilling holes at Rock SW were received in September 2006 and drill permits for three holes on the Elle Venture claims were received in February 2007. The drilling permit fees are anticipated to be approximately $3,000 per pipe and also require a reclamation bond of up to $50,000 per pipe. The cost of contractors assisting with the drilling permitting process is estimated to be approximately $10,000 per pipe. The drilling permitting process will be ongoing as additional geophysical testing results are received. The cost of the drilling program is estimated to be $2,000,000 per pipe. A drill rig was available to start drilling and drilling commenced in February 2007.

In order to proceed with mining operations on our Arizona claims, we will have to apply for various permits with the State of Arizona. We will engage a full service environmental firm to provide turnkey comprehensive services for mine permitting. Using a “fast track” approach with the various requirements and agencies, we believe that a mine in this area could be permitted for production in about twelve months. The cost of mine permitting, including cost of contractors assisting with the permitting process, is estimated to be between $95,000 and $150,000 per mine location. The mining permitting process will not commence until the results of our drilling program are analyzed.

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

Personnel

As of January 31, 2007, we had eight full time employees, five part-time employees and one independent contractor on full time status. Currently we employ or have on contract five full time geologists, including President and CEO, James Briscoe, as well as one senior geologist R. Macer, and one junior geologist Chelsea Wood and geologists David Boyer M.Sc. and Erik Murdock M.Sc. who also specialize in computer mapping. We have contracted with Dr. Karen Wenrich as a consultant on uranium exploration. We have further contracted with experienced field crewmembers and geochemical samplers for their services. In all, there will be up to 20 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2007 through December 31, 2007.

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

We had cash in the amount of $676,309 and working capital of $603,885 as of January 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the advances from Cornell Capital Partners under the Standby Equity Distribution Agreement, further described in Note 7 of our consolidated financial statements, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 3, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2007 is $26,420,539. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited consolidated financial statements for the fiscal year ended January 31, 2007 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

We are dependent on external financing to fund our operations. For the next twelve months, our financing needs are expected to be substantially provided from the Standby Equity Distribution Agreement we have signed with Cornell Capital Partners. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum cash advance of $300,000 during any five trading day period. Based on an assumed offering price of $1.00 per share, we will be able to draw a total amount of $10,000,000 in gross proceeds under the Standby Equity Distribution Agreement. This amount will utilize approximately 10,000,000 shares of our common stock that have been registered based on a share price of $1.00. If the actual average price at which we sell shares of common stock under the Standby Equity Distribution Agreement is less than $1.00 per share, we would need to register additional shares to fully utilize the funds available under the Standby Equity Distribution Agreement.

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

Investor’s interest in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. We anticipate that all or at least some of our additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment may be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If this happens, then any investment in our company’s common stock could seriously decline in value.

If we issue such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, such issuance may result in a change in our control.

Existing shareholders will experience significant dilution from our sale of shares under the Standby Equity Distribution Agreement.

The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on new stockholders. For example, at January 31, 2007 at an assumed offering price of $1.00 per share, the new stockholders would have experienced an immediate dilution in the net tangible book value of $0.80 per share. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

Our offices

We rent the premises for our principal office that consists of approximately 2,857 square feet of office space located at 3024 East Fort Lowell Road, Tucson, Arizona 85716. We rent these premises for $3,571 per month plus a pro rata share of taxes and maintenance. We rent 1,800 square feet of warehouse storage space located at 2766 N Country Club Road., Tucson, Arizona 85716. We rent these premises for $1,500 per month plus a pro rata share of utilities and maintenance.

We believe that our existing office facilities are adequate for our needs through the end of the year ended January 31, 2008. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

The Company currently holds a 100% interest in 707 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Super Project”) Figure 1. The Company also holds 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska approximately 40 miles northeast of the northern boundary of the Big Chunk claims (the “Bonanza Hills Claims”) Figure 1. We plan to ascertain whether the Big Chunk Super Project and Bonanza Hills claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc.

The Company also holds a 100% interest in 1,856 Federal lode mining claims covering approximately 61 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Super Project”). The 1,856 Federal lode mining claims include approximately 340 breccia pipe targets (“Pipes”) Figure 4. The Company is in the process of staking additional mineral claims at the North Pipes Super Project. The Company has 90 days from staking to perfect the claims, which means to make the first year’s rental fee and complete the filing of the staked claims with the U.S. Bureau of Land Management. If the title to the staked claims is not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government. Currently the Company has staked but not yet perfected title to 400 additional potential claims at the North Pipes Super Project. We plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium.

The Company also holds a 50% interest in 14 Federal lode mining claims (“Elle Venture claims”) at the North Pipes Super Project location through the Elle Venture, a general partnership with Xstate Resources Limited (“Xstate”). Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area Figure 7. We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

We have not found any mineral resources on any of our claims.

Figure 1: Alaska Properties – Big Chunk and Bonanza Hills- Location Map

North Pipes Super Project, Mohave and Coconino Counties, Arizona
XState & Liberty Star Area of Mutual Interest (AMI),
Elle Joint Venture, Mohave County
Explanation
Completed Drill Holes
Proposed Drill Holes
Pipe-Collapse Feature Perimeter
CS/NS AMT Lines
VTEM Anomalies
Surface TEM Geophysical Loops
Downhole TEM Geophysical Loops
JV Area of Mutual Interest Boundary (AMI)
Elle JV Joint Ownership Claims Outline (50% LS/ 50% XR)
Denison Mines Claims- Preceed LSU - XR AMI
Lucky Irish Silver Claims
DIR Exploration Claims
North Exploration Claims
State Land
No data shown outside AMI Boundary
HADA-01
ELLE-01
678 Lode Mining Claims
Approximately 22 Square Miles
LSU&MC holds Mineral Exploration Permits
for this State Land parcel
Hazel
Godiva
Galaxy
Isabel
Hubarta
Hada
Isaka
Lisa
Galen
Hermina
Gurit
Helda
Honesta
Leif
Kaitlin
Kalila
Gitel
Labrenda
Gerarda
John
Haley
Loreto
0 0.5 1 2 3 4 Miles
0 0.5 1 2 3 4 5 6 Kilometers
UTM 12N WGS 1984 Datum
Map Revised 4/19/2007 at 15:11 by CLW
314000
317000
320000
323000
326000
329000
4063000
4060000
4057000
4054000

Figure 2 – Liberty Star Phased Uranium Program

LIBERTY’S PHASED URANIUM PROGRAM

We chose to test our decisions regarding the investment of time and resources in exploration for uranium in Arizona by phasing in a program as follows:

1.	Geologic Research in Arizona- Is there remaining potential for viable deposits of uranium?
2.	Identification of the Breccia Pipes- The area has historically contained the second richest uranium resource in the world.
3.	Assemble Experienced Team
4.

Acquire Critical Mass- Liberty now has substantial property position- 342 pipes and 60.3 square miles of mining claims. We now have 48% of all Pipe Targets identified by the Company. Additional Pipes and claims are intended to be added.

5.	Perform Technical Studies to Define Drill Targets- Geology-Geophysics-Geochemistry.
6.	Design Innovative Drill Program that will save money and significant time- combined rotary and directional diamond drilling.

PHASES 1 THROUGH 6 ARE COMPLETE AS OF JANUARY 31, 2007 EXCEPT FOR ADDITIONAL GEOCHEMICAL AND GEOPHYSICAL SURVEYS TO DETERMINE DRILL TARGETS AND LAND ACQUISITION.

The next phases of the exploration program are conditional upon many risk factors, the most important of which is discovery of a mineable resource.

7.

Drill to Discover Ore Reserves and Simultaneously Permit and Design Mines- Five in 2 years. Capital construction cost per mine is expected to be $30M- Payback- 2 months - using $113 per pound uranium price - from full production.

8.	Design Innovative Metallurgical Mill. Cost to build is estimated to be $100M - time to complete is estimated to take approximately 3 years including permitting.
9.	Produce up to 2,000 Tons of ore per day from 5 mines producing 400 TPD over 5-year period.
10.

Mine Out- Remediate one mine and bring on new mine replacement per year so that every 5 years, 5 new mines are producing, five are on standby for production and five are completely reclaimed leaving no trace of mining operations.

11.	Ramp up in 5 years to ten mines in operation every 5 years. Double mill capacity to 4,000 TPD yielding $2.4B/year.
12.	Life of District at least 25 years.

We do not know yet if any of phases 7 through 12 can be accomplished as envisioned or at all. See Risk Factors section in this document for a listing of the risks we face.

Figure 3A –Collapse Breccia Pipe

# SCHEMATIC CROSS SECTION OF A "TYPICAL" BRECCIA PIPE

Diameter of surface depression
Thickness (m)
Holocene alluvium
TRIASSIC
Chinle Formation
Petrified Forest Member
90
Shinarump Member
0 - 60
Moenkopi Formation
120 - 365
Approximate Stratigraphic Level for Pipes in Project Area
PERMIAN
Kaibab Limestone
Harrisburg Gypsiferous Member
0 - 90
Fossil Mountain Member
60 - 75
Toroweap Formation
Woods Ranch Member
30 - 35
Brady Canyon Member
30 - 75
Seligman Member
10 - 30
Coconino Sandstone
0 - 180
Hermit Shale
15 - 365
URANIUM ORE (RED)
Supai Group
Esplanade Sandstone
90 - 150
PENNSYL-VANIAN
Wescogame Formation
45 - 60
Manakacha Formation
55 - 70
Watahomigi Formation
45 - 60
MISSISSIPPIAN
Surprise Canyon Formation
(Mississippian/Pennsylvanian?)
0 - 115
Redwall Limestone
120 - 215
DEVO-NIAN
Temple Butte Limestone
0 - 135

Modified after Wenrich, Billingsley, and Huntoon, 1986

Figure 3B – Descriptive Model of Solution-Collapse Breccia Pipe

Breccia pipe uranium deposits

# DESCRIPTIVE MODEL OF SOLUTION-COLLAPSE BRECCIA PIPE URANIUM DEPOSITS

By Warren I. Finch

**BRIEF DESCRIPTION**
**SYNONYM:** Collapse breccia pipe deposits, sedimentary breccia pipe deposits, Orphan Lode-type deposit.
**DESCRIPTION:** Uraninite and associated sulfide, arsenide, sulfate, and arsenic-sulfosalt minerals as disseminated replacements and minor fracture fillings in distinct bodies in near-vertical cylindrical solution-collapse breccia pipes, 30-175 m in diameter and 1,000 m in length. Pipes located in flat-lying upper Paleozoic and Triassic rocks restricted to the Grand Canyon region in the southwestern part of the Colorado Plateau.
**TYPICAL DEPOSITS:** Orphan Lode (Chenoweth, 1986; Gornitz and others, 1988), EZ-2 (Krewedl and Carisey, 1986), Pigeon (Schafer, 1988) all in Arizona.
**RELATIVE IMPORTANCE:** One of two dominant high-grade sources of United States uranium production in 1987; expected to be major source of future uranium production within the United States.
**COMMODITIES:** U
**OTHER COMMODITIES:** ± Cu± V± Ag± Au
**ASSOCIATED DEPOSIT TYPES (*suspected to be genetically related):** *Sandstone uranium; supergene enrichment of Cu and V and depletion of U in deeply eroded and weathered pipes--typical example, Ridenour, Arizona (Chenoweth, 1988); Apex germanium- and gallium-bearing breccia pipe nearby in Basin and Range province (Wenrich and others, 1987).
**REGIONAL GEOLOGIC ATTRIBUTES**
**TECTONOSTRATIGRAPHIC SETTING:** Pipes found within and along the southwest margin of the Colorado Plateau, in a stable block existent since the Precambrian and resistant to tectonic forces acting on the western part of the North American plate. Wall rocks of pipes were deposited on a stable marine platform. Pipes apparently originated along and at intersections of N. 50° E.- and N. 45° W.-trending joint or fracture sets (Wenrich and Sutphin, 1989), roughly parallel to orthogonal Colorado River (N. 45° E.), Zuni (N. 45° W), and related lineaments shown by Green (1988, fig. 4) that developed in the Precambrian and rejuvenated in later periods. No igneous rocks are found in the pipes.
**REGIONAL DEPOSITIONAL ENVIRONMENT:** Breccia pipes developed from solution collapse within the thick Mississippian Redwall Limestone (0-210 m) beginning in the Late Mississippian and propagated upward into overlying strata of carbonate-cemented sandstone, siltstone, limestone, and conglomerate for at least 1,000 m, apparently only where the Redwall is >15 m thick. Stoping was intermittently active and reached the lower members of the Chinle Formation in Late Triassic time.
**AGE RANGE:** Host wall-rocks for pipes: Late Mississippian to Late Triassic. Ores: 260-200 Ma (Ludwig and Simmons, 1988).
**LOCAL GEOLOGIC ATTRIBUTES**
**HOST ROCKS:** Karst-collapse breccia. Breccia clasts as wide as 10 m across, consisting mainly of sandstone (~90 percent) and siltstone (~10 percent), occur in a matrix of quartz grains that is commonly well-cemented with carbonate minerals. Minor claystone and limestone clasts.
**ASSOCIATED ROCKS:** Unbrecciated flat-lying sandstone, siltstone, and limestone.
**ORE MINERALOGY:** Principal ore minerals: uraninite±roscoelite+tyuyamunite* +torbernite*+uranophane *+zeunerite* +chalcopyrite+bornite*±chalcocite*±malachite*+azurite *+brochantite *+volborthite+naumannite. Associated base-metal minerals: ±sphalerite ±galena±bravoite± rammelsbergite+stibnite +molybdenite+skutterudite. An asterisk indicates sugergene origin. Pre-uraninite mineral assemblages resemble those of Mississippi Valley-type deposits. Unusual complexity of mineralogy shown in appendix E.
**GANGUE MINERALS:** Pyrite+marcasite+calcite+dolomite+barite+anhydrite±siderite ±hematite±limonite±goethite ±pyrobitumen (see app. E).
**TEXTURE AND MINERAL ZONING:** Orebodies occur as discontinuous pods mainly in the core of the breccia pipe but some are also found in the annular-ring structure and may occupy as much as a 200-m vertical interval (fig. 20). Mainly replacement and sparse open-space filling. Pyrite/marcasite and base-metal sulfides, locally associated with pyrobitumen, form a discontinuous "massive sulfide cap" above the uranium deposits in many pipes. Uranium, vanadium, and copper roughly zoned within some deposits.

http://pubs.usgs.gov/bul/b2004/html/bull2004breccia_pipe_uranium_deposits.htm (1 of 3)10/3/2005 4:48:29 PM

Figure 3C – Descriptive Model of Solution-Collapse Breccia Pipe

Figure 4 – North Pipes Super Project overview (showing only Pipes owned by the Company as of April 18, 2007)

North Pipes Super Project, Mohave and Coconino Counties, Arizona
Pipes owned by Liberty Star Uranium & Metals Corp.
Kaibab Indian Reservation
Mohave County
Coconino County
Hermit Mine
Kanab N Mine
Pigeon Mine
Hack Mines
Kaibab National Forest
Arizona 1 Mine
Pinenut Mine
Pipe Collapse Feature or Breccia Pipe Target
Existing Mine
Elle Joint Venture Boundary
There are 343 identified collapse features located on current Liberty Star Uranium & Metals Corp. claims. The features have been identified through aerial photo interpretation, geophysical modeling, and field mapping.
Prepared 2/28/2007 by EDM
Updated 4/18/2007 at 16:02 by CLW
WGS 1984 12N
1:250,000
0 1 2 4 6 8 10 Miles
Map Extent
Arizona
N

Figure 5 – Liberty Star Team as of April 24, 2007

| LIBERTY STAR URANIUM & METALS CORP. TEAM | | | |
|---|---|---|---|
| | Name | | Title |
| full time | Briscoe, Jim | BS, MS, Reg Prof Geologist (RPG/PGeo) | President/CEO |
| full time | Cram, Donna | | Assistant to President/CEO |
| full time | Boyer, David | BS, MS, RPG/PGeo | North Pipes Super Project Mgr, Geologist/GIS |
| full time | Wiley, Michael | | Assistant to the Geology Team |
| full time | Murdock, Erik | BS, MS Geology,PhD Candidate, GIS | Sr Geologist/GIS Lead |
| full time | Wood, Chelsea | BS, Geology | Geologist |
| full time | Ray, Linda | BA, MBA, Economics & Finance | Master Scheduler |
| full time | Crawford, Jay C | | Geo Tech |
| full time | Watkins, Hank | | Field Logistics Manager |
| full time | Shull, Wes | BS Math, EE, Computer Science | IT Manager |
| full time | Myers, Tracy | BA | Investor Relations Coordinator II |
| full time | Schaeffer, Ayla | AA | Investor Relations Coordinator II |
| full time | Maharry, Suzette | BA/ACC (Pending) | OfficeMgr/Bookkeeper |
| | **13 FULL TIME** | | |
| part time | Young, Jon | BS, MBA | CPA/CFO |
| part time | Hoey, Kristine | BS, CPA | Controller |
| part time | Hughes, Madeleine | BA | Website Imagery |
| part time | Nelson, Rachel | BS, MA Nat. Sciences(in progress), GIS | GIS Analyst |
| part time | Sharp, Chris | BS, MA Nat. Sciences,PhD Candidate,GIS | GIS Analyst |
| part time | Taylor, Janet | | Office Assistant |
| | **5 PART TIME** | | |
| contract | Compton, Doug | BS, Computer Science IT | Computer Consultant |
| contract | Diakow, Gerry | | Geologist Consultant/Assist Field Logistics Mgr |
| contract | St. George, Phil | BS, Geology | Consultant, Alaska |
| contract | Ullmer, Ed | BS, MS, RPG/PGeo | Geologist Consultant/Uranium Specialist |
| | **5 CONTRACT** | | |
| TAB | Guilbert, John, Dr. | PhD, Geology | Master Explorationist/Director |
| TAB | Klein, Jan | MS, Geophysics | Geophysicist Consultant |
| TAB | Schaefer, Mike | BS, MS, Geology | Geologist/IT Consultant |
| TAB | Smith, S. Clark | BS, MS, Geology, GeoChemistry | Geochemist Consultant |
| TAB | Wenrich, Karen, Dr. | PhD, Volcanologist, Geologist | Uranium Brecchia Pipe Consultant |
| TAB | Ferguson, Charles, Dr | PhD, Volcanologist, Geologist | Caldera Specialist/Consultant |
| | **6 TECHNICAL ADVISORY BOARD (TAB)** | | |
| BOD | Briscoe, Jim | Chairman | Board of Directors |
| BOD | Guilbert, John, Dr. | Director | Board of Directors |
| BOD | Young, Jon | CFO | Board of Directors |
| BOD | Musil, Gary | Secretary | Board of Directors |
| | **4 BOARD OF DIRECTORS (BOD)** | | |
| | Pinsky, Bernard | SEC Attorney | Clark Wilson, Vancouver, BC Canada |
| | Lacy, John C. | Mining Attorney | DeConcini, McDonald, Yetwin & Lacy, P.C. |
| | Lindquist, Diane | HR Attorney | Lewis and Roca LLP |
| | Semple & Cooper | Auditors | Phoenix, AZ |
| | **4 LEGAL & ACCOUNTING** | | |
| | **34 TOTAL TEAM MEMBERS** | | |

LSUteam4/23/2007 dlc

Figure 6 – Organizational Chart as of April 24, 2007

# LIBERTY STAR GOLD CORP

Board of Directors
John Guilbert, PhD Master Explorationist Director
James A. Briscoe, MS Pres./CEO/Dir. RPG
Jon R. Young, CPA CFO/Director
Gary Musil, Secretary/ Director
Donna Cram Assistant to the President
Kristine Hoey, CPA Controller
Suzette Maharry Bookkeeper Office Manager
Hank Watkins Field Logistics Manager
Dave Boyer, MS Project Manager, NPSP RPG-GIS Specialist
Wes Shull, BS IT/Information Manager
Technical Advisory Board
Erik Murdock, PhD-Candidate Geologist-GIS Specialist
Chelsea Wood, BS Geologist
Ed Ullmer, MS - Consultant Geologist, RPG Uranium Specialist
Linda Ray, MBA Master Scheduler
Gerry Diakow, Consultant Geologist, Drilling Manager, Assist. Field Logistics Manager
Chris Sharp, MS - Consultant Geologist, GIS
Michael Wiley Admin. Assist. to GeoTeam
Jay Crawford GeoTech
Phil St George, BS, Geologist Consultant Alaska
Tracy Myers, BA Investor Relations
Ayla Schaeffer Assist. Investor Relations
John Guilbert, PhD Master Explorationist
Jan Klein, MS Consulting Geophysicist
Shea Clark Smith, MS Consulting Geochemist
Mike Schaefer, MS Geologist – Consulting IT Specialist
Charles Ferguson, PhD Volcanologist – Consulting Caldera Specialist
Karen Wenrich, PhD Consulting Geologist Uranium Breccia Pipes

Liberty has 13 full time employees. All the rest are consultants under contract or part time employees

Our claims in the State of Alaska

Our claims in the State of Alaska consist of 763 State mining claims, spanning approximately 190 square miles in the Iliamna Mining District of southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. The properties lie about 20 to 60 miles north of Lake Iliamna, and 15 to 60 miles northwest of the village of the same name, see map below. The only access to our Alaska Claims and the general area is by snowmobile in the winter, helicopter during any time of the year, or by foot.

Our claims in the State of Alaska are Alaska State mining claims on State of Alaska owned (surface and mineral) land. State mining claims in Alaska may be kept in good standing by incurring annual assessment work or by paying cash in lieu of assessment work in the amount of $400 per 160 acre quarter section claims or $100 per 40 acre quarter-quarter section mineral claims per year and by paying annual escalating state rentals. To keep our existing property in good standing, the annual assessment work or cash in lieu obligations total approximately $298,600. Sufficient work has been done to cover all requirements for 2004 through 2008. The annual state rentals are $100 for 160-acre quarter section claims and $25 for 40-acre quarter-quarter section claims. The rental period begins at noon on September 1st through the following September 1st and annual rental payments are due on November 30th of each year. State rentals for the rental period ending September 1, 2007 totaled approximately $72,300 and have been paid. Alaska State production royalty is three percent of net proceeds (income). State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our Alaska Claims are owned 100% by Big Chunk Corp., an Alaska corporation that in turn is owned 100% by us. The only royalties, payments or other encumbrances on the property are those owed to the State of Alaska as mentioned above. Federal taxes will be owed on profits made from mining on the property.

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

2004

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

2005

Conners Drilling completed 10,948 feet or 333.6 meters of drilling including 3.77 inch (HQ) and 2.35 inch (NQ) diamond drill core in 27 drill holes.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Our claims in the State of Alaska lie within the Nushagak-Big River Hills, an area of rolling hills and low mountains separated by wide shallow valleys blanketed with glacial deposits and numerous streams and small, shallow lakes. Elevations range from 525 feet above sea level (asl) to 1,584 feet asl.

Access to the project from Anchorage is via fixed wing aircraft to the Village of Iliamna, a distance of 265 miles. Iliamna has a state-operated airport with a 5,000 foot paved runway. It is serviced by several passenger and cargo flights daily from Anchorage, using Platus PC12, Fairchild Metroliner III, Hercules and DC-6 aircraft, as well as smaller charter aircraft. Current access from Iliamna to the property is by helicopter, a flying distance of 25 miles. Bulk fuel and heavy freight can also be barged in the summer months to Lake Iliamna via the Kvichak River. There is no extensive road network in the Iliamna district, with only limited local roads in and around the villages of Newhalen, Iliamna and Nondalton. The communities of Iliamna, Newhalen and Nondalton have a combined population of approximately 700 people. Iliamna and surrounding communities have very limited commercial business infrastructure, except for that which services a seasonal sports fishing and hunting industry. A small hydroelectric installation provides power for the three communities.

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

Liberty Star Uranium and Metals Corp. Phased Uranium Program, Arizona – Development of the North Pipes Super Project

The plan for exploring and developing commercially exploitable resources of uranium began in the spring of 2004 when it was clear that the world supply of uranium was insufficient to keep the existing 421 world wide nuclear electrical generating plants operating see Figure 2. The phased program began with research to determine whether the State of Arizona, an important uranium producer in the 1960s, 1970s and 1980s, still had potential for additional uranium production. This lead to the recognition that the poorly known breccia pipe district around the Grand Canyon drainage on the Colorado Plateau geologic province had produced the highest grade uranium in the United States of America and second highest grade uranium in the world from eight mines discovered in the late 1950’s and 1970’s which produced uranium until the early 1990s – the last producing mines in the United States of America see Figures 3A, 3B & 3C. Once this recognition had been made, the

Company assembled an expert team Figures 5 and 6 and began an exploration program to identify and acquire, by staking Federal lode mining claims, breccia pipe targets (Pipes) Figure 4. At that time there were few competitors and the Company program proceeded quietly in order not to create its own competition. By the fall of 2005, the price of uranium had continued to rise and competition was heating up. The company’s efforts were redoubled and the effort was to get as many Pipes as possible before the competition did. This effort has been successful and the Company estimates that at the current time it controls about 48% of the Pipes identified by the Company among the 20 competitors operating on the Arizona Strip – see Figure 4. It also became apparent that because of the similarity of the Pipes in geology, ore mineralization, mining approach and their proximity to one another they could be treated on an assembly line basis as to geologic mapping, geophysics, geochemistry, drilling, ore reserve definition, mine plan, permitting, equipment, mining, metallurgical recovery, mine remediation and abandonment see Figures 2, 3A, 3B, 3C, and 4. In fact a plan of sequential mining of five operating mines simultaneously feeding a 2,000 ton per day mill to be constructed nearby was devised – see Figure 2. Because numerous separate ore deposits (in excess of 50) are projected (based on a success rate of 17%) to be discovered it will be possible to mine at an accelerated rate and as each mine is exhausted and remediated, the next nearby mine will be put into production using the same equipment and technique as the preceding mine. Thus the cycle will progress exploiting 50 or more deposits over a span of 25 or more years. This phased program, on which we have completed Phase 6 of 12 Phases, is illustrated in Figure 2.

Such a program will be particularly efficient as each mine will be a cookie cutter of the previous mine and will result in substantial savings in time and money for the following reasons:

1.	The permitting process will be the same and as permitting agencies become familiar with the Company’s process it will become easier, faster and less expensive.
2.

Because the rocks and ore will be the same, approximately the same mine plan can be used with the same machinery to be used at each mine. This will reduce personnel training, repair, parts inventory and down time.

3.

Larger more efficient mining machines will allow accelerated production rates. Resulting shortened mine life will allow the same equipment to be used on the next mine before its life cycle is exhausted.

4.	Infrastructure costs will be shared between the mines as will the general and administrative costs, thus lowering operating costs and bringing more profit and cash to the bottom line.
5.	Remediation of each mine will be less expensive.

Only guesses can be made at the current time about potential discoveries. The preceding and following are projections based on previously productive mines and exploration information. No mineral deposits have yet been defined on Company property. Based on previous production from the eight mines in the North Pipes Super Project (NPSP) area the grade of ore is expected to be in the range of 0.6 to 0.7 percent uranium or about 12 to 14 pounds per ton. At the current uranium price of $113 per pound this mineralization would have a value of about $1,356 to $1,582 per ton. The uranium is generally associated with other metals which include in apparent order of value, zinc, copper, silver, vanadium, molybdenum, nickel, cobalt, gallium, germanium, lead, gold and others. Some of these metals, particularly the first four may be worth recovering and could yield important value to the projected ore. By product metals could account for as much as $180 to $275 per ton. The eight producing mines produced about 26 million pounds of uranium so an average size of 3.25 million pounds each is estimated. At $113 per pound uranium this would be valued at about $367 million per mine (not including by-products) or a total value for the eight mines of about $3 billion. If the Company’s success ratio is 17% (approximately that of the earlier discoveries) and 342 Pipes are explored then 58 mines might be found. With average grade and size this could result in an approximate projected production of $21 billion in uranium at the current price of $113 per pound uranium over a period of about 25 years. Capital costs for each mine are roughly estimated at $30 million. Operating cost is also roughly estimated at $325 per ton. Payback of capital is estimated roughly to be 2 to 6 months after full production is attained. Of course we can neither be sure of the success ratio nor the long term price of uranium or other metals.

Our Arizona claims comprising the North Pipes Super Project (“NPSP”)

Our Arizona claims consist of 1,856 Federal mining claims, covering approximately 61 square miles and Arizona State Mineral Exploration Permits (“MEP’s”) covering two adjoining parcels totalling approximately 480 acres in Northwestern Arizona, located on the north side of the Colorado River, approximately 120 miles northeast of the city of Las Vegas, Nevada. The properties lie about 12 to 35 miles south of the southern Utah border. Access to these Arizona Claims and the general area is by paved highway, dirt roads or by foot. We own 100% of these claims.

Our Arizona claims also consist of 14 Federal lode mining claims in Northwestern Arizona located on the north side of the Colorado River, approximately 120 miles northeast of the city of Las Vegas, Nevada that we own 50% through the Elle Venture, a general partnership with Xstate Figure 7.

Our Arizona claims are on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon, September the 1st, in the amount of $125 per mining claim. To keep our existing property in good standing, the annual maintenance and rental fees total $232,000. The State Mineral Exploration Permits are administered by the Arizona State Land Department located in Phoenix, Arizona. No fees are due on this land in the calendar year 2007.

The only royalties, payments or other encumbrances on the property are those owed to the Bureau of Land Management as mentioned above. No production royalties are due on mineral production. Federal taxes will be owed on profits made from mining on the properties. A small royalty of about 3% of net mineral production after deducting mining and processing of ore is payable on the State land parcels.

Within our Arizona claims, aside from the foreseeable displacement of wildlife resources within the small area of immediate mine and related structures and increased human access by a mine development project during the underground mining operation, we are not aware of any specific environmental impact that affect the mineral claims. We expect these disturbances will be less than 10 acres. The underground access will probably be by a decline ramp and no headframe will be at the surface. The surface operations will be surrounded by a low hill constructed with a spiral entrance to a hollow center so surface infrastructure will not be visible from surface vantage points. Immediate revegetation of the hill with natural vegetation will further enhance its natural appearance. Buildings will be painted a color matched to the earth tones and the one or two buildings will be camouflaged with military style netting so there will be little detection possible from the air. The water table is fully 1,000 feet below the lowest expected ore intercepts so no pollution of the water table is possible. As production progresses, dewatered crushed rock with uranium and other valuable metals removed by the mill will be pumped back into the underground openings from where they came and at completion the mine workings will be backfilled with removed material, soil will be replaced and the surface replanted with natural vegetation. The surface will be in its natural state and there will be no evidence the mine ever existed.

30

Figure 7 – Elle Venture Area of Mutual Interest

The following table summarizes the permits required for geophysics or drilling that we have applied for and expect to apply for over the next 12 months:

Arizona Permit/Filing (Per 2001 43CFR3809)	Date
Notice of Intent (< five acres of disturbance - includes Archaeological Survey ) AZA-33693 AZA 33819	October 12, 2006 January 10, 2007
Plan of Operations (> five acres of disturbance)	N/A
Bond Reclamation Arizona Statewide Bond/BLM Bond No. AZB000193 ($100,000 total)	January 22, 2007 ($50,000) March 5, 2007 ($50,000)
Environmental Assessment for Plan of Ops	N/A
State of Arizona Water Resources Drilling Permit File No. B(37-7)3 000 File No. B(38-7)34 000 File No. B(37-5)14 000	February 07, 2007 February 07, 2007 March 09, 2007

Our Arizona properties are from 13 to 38 miles from the towns of Fredonia, Arizona or Kanab, Utah. The Federal lands within this area, encompass about 2.8 million acres (4,375 square miles) of public land located in the northwest corner of Arizona and is known as the “Arizona Strip” or (“The Strip”). Isolated from the rest of Arizona by the deep canyons of the Colorado River, this area is closely linked geographically, culturally and economically with southern Utah. The town of Kanab about 10 miles north of Fredonia, Coconino County, Arizona is the primary supply depot. The company’s field office for the North Pipes Project is located in Kanab. The town of St. George, the largest in southern Utah lies about 150 miles by two lane paved highway west of Kanab. The area is vegetated with sage and juniper, with incised arroyos and canyons. The Strip encompasses the northern portion of Mohave and Coconino Counties. There are no inhabited communities in the interior of the Strip and the human population is low to absent.

The only paved highways, three of them, cross the northern tier of the Arizona Strip. No paved roads extend into the interior, but over 4,400 miles of unpaved roads and truck trails criss-cross the area. Most of the development in the interior of the Arizona Strip is related to ranching operations and includes waters, fences and diverse other types of rangeland improvements. The few ranch houses (line cabins) scattered across the Strip are not permanent residences but only occasionally used by ranch hands.

The principal industries in the Arizona Strip are ranching and minerals exploration and development. Grazing of livestock has been a major use of the public lands since the 1860's and continues to be to this day. Active uranium exploration and development operations have occurred over the past three decades. Eight mines were operated on the Strip. Three were mined out and the sites rehabilitated. The other five have been shut down due to low uranium prices.

Current Exploration Underway at the North Pipes Super Project.

The Liberty Star Team

The outstanding Company team is comprised of full time employees, contractors and consultants in numerous professional categories including geologic, legal and accounting professions – Figure 5. Our full time staff consists of 13 members all of whom have college degrees or long time work experience in their field Figure 5. Four of our geologists have advanced degrees and Mr. Briscoe, President and CEO, and Mr. Boyer, NPSP Manager, are Registered Professional Geologists qualifying them to author Professional Reports to which their Professional Seal is appended and act as Qualified Persons (QP’s) per the Canadian Reporting Rule 43-101 as well as reports to the US Securities and Exchange Commission.

Part time staff includes our CFO Jon Young, Controller Kristine Hoey, two other geologists specializing in GIS (Geographic Information Systems) one computer illustrator and one office assistant. Five other professionals in geology and computer science – information technology (IT) are under contract for specific work. The six members of the Technical Advisory Board, widely recognized scientists in their area of specialty, are available on an as needs basis. They are used regularly and are truly members of the team – not figureheads.

We are well represented by our legal team members who are well recognized in their professional categories. Our Auditors are Semple, Marchal and Cooper of Phoenix, Arizona.

The team members have been carefully selected for their professional capabilities and ethics. By having a small core of full time staff backed up by experienced professionals with recognized credentials we have extensive capabilities at low cost.

As our plans progress and at the appropriate time we will add professionals in mining engineering, metallurgy, and permitting as well as professionals appropriate to ongoing mining operations.

Streamlined operation by use of computers, tied together world wide by a Virtual Private Network (VPN), keep massive amounts of data available to the team whether they be in Tucson, the NPSP, remote Alaska at Big Chunk/Bonanza Hills or elsewhere. Field Data collection is made by Pocket PCs from Hewlett Packard, equipped with GPS (Global Positioning Systems) so that exact location of data points can be known quickly and precisely. Proprietary programs developed for Liberty Star include, Geochem Sample Card, Observation Data Base, Scintillometer Reader, Time Ledger and Asset Tracker, allow uniform data collection by all members. This includes geology, geochemistry and geophysical line positions; time keeping so that management can keep track of time spent on which Pipe, and what work was being accomplished; field vehicle mileage is recorded as well as fuel consumption and a bar code is attached to each piece of Liberty Star equipment so it is continually inventoried and charged off to the appropriate Pipe and project. The data is transferred each night to a master field computer and then transmitted, by satellite hook-up to the internet, to the Tucson office. There it is distributed to the geology and accounting departments where the data is analyzed. While this may sound complicated, it is tremendously cost effective, prevents errors and speeds data analysis by at least 100 to perhaps 1,000 fold. We can accomplish more with fewer team members, more accurately for less money.

Elle Venture with XState Resources Ltd (“Xstate”)(previously OCR Limited)

In June of 2006 the Company entered into a letter agreement with XState for them to provide funding for exploration of three breccia pipe targets (Pipes) and a right of first refusal on seventeen additional Pipes within a twenty two square mile Area of Mutual Interest (AMI). A non-refundable deposit was made by XState on July 17, 2006. In October 2006, the Company entered into the joint venture agreement with Xstate, thus, forming the Elle Venture. The entire required funding of an additional $2,900,000 was deposited to the Elle Venture account in Tucson, Arizona and the Elle Venture commenced on December 15, 2006. The deposit of this money earned Xstate a 50% interest in the 14 Federal lode mining claims overlying three Pipes – Hada, Elle and Hermina – see Figure 7.

Exploration Activities during calendar year 2006

Various exploration activities were carried out on a continuous basis, as was the staking of additional claims. This included planning and budgeting of geologic, geophysical, geochemical, archaeological and biological surveys (for permits for access and drilling) and negotiating with various contractors to provide services. Beginning about June 15, we contracted Zonge Engineering and Research Organization (Zonge) to run ground-based geophysics known as CS/NS AMT (Controlled Source/Natural Source Audiorange Magneto Tellurics) on certain of our Arizona claims. This was recommended on the success of the 1970s USGS (US Geological Survey) program and the success reported by Zonge in the mid to late 1970s. However, Zonge declined to provide any examples of their successful use of the geophysical method on the Strip citing client confidentiality issues. Twenty two line miles of this geophysics was run over seven targets including the three pipe targets in the AMI of the Elle Venture and others on land exclusively owned by the Company. After the field work phase was completed in late August another 30 to 45 days was required for computer reduction and analysis of the massive amounts of data required by this methodology. The data was submitted to the Company by Zonge about mid-October.

Present condition of our claims

Both the Alaskan and Arizona properties are undeveloped. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is not any road access to the Alaskan properties, but there is abundant road access to the Arizona properties.

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

In Arizona, during the month of August 2005 we filed with the Bureau of Land Management the Notice of Intent to Hold and Certification of Payment of Rental and Maintenance Fee Affidavits for the initial group of 313 federal unpatented lode mining claims.  In December 2005 an additional 95 federal unpatented lode mining claims were filed with the Bureau of Land Management. In February and March of 2006 we filed an additional 139 federal unpatented lode mining claims with the Bureau of Land Management. In April 2006, we staked an additional 104 claims and filed them with the Bureau of Land Management. During the period from May 2006 to January 31, 2007 we staked 748 additional claims and filed them with the Bureau of Land Management. During the period from February 1, 2006 to April 18, 2007 we staked 457 additional claims and filed them with the Bureau of Land Management. The combined 1,856 mining claims have had all applicable fees paid, and are in good standing as of April 18, 2007.

Exploration History

Prior History

Except as indicated with respect to our Arizona claims and otherwise as set out below, we are unaware of any previous claim ownership anywhere on the properties, nor any exploration, other then minor surface sampling. No evidence of development work has been found on the properties. No historical mineral resources or reserves are in the published literature.

Our Alaska claims

Our Alaska claims are located in a remote area of Southwestern Alaska where limited exploration and development activity has occurred. The area is largely covered by glacial debris, soil, and tundra. Little geologic, geochemical or geophysical data is available, and that which is available is of a general nature and of low quality.

Our Big Chunk Super Project claims

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

Our North Pipes Super Project claims

The Arizona Strip was an active exploration district in the 1960’s, 1970’s and 1980’s with multiple producing uranium mines and huge tracts of claims held by companies including International Uranium Corp., Energy Fuels Nuclear, Pathfinder as well as others. The work accomplished by these companies included geophysics, geochemistry and drilling. Little to none of this information is available to the public, though many of the drill holes are marked and still visible. No evidence of actual development work has been found on any of our properties. No historical mineral resources or reserves are in the published literature.

Technical Studies and Drilling on the North Pipes Super Project in 2006 and to the Current Time.

Geophysics

Geophysical surveys consisting of 22 line miles over 7 Pipes was completed by our geophysical contractor Zonge Engineering and Research Organization Inc. from mid-June to mid October 2006.

On January 22, 2007 a proposal from Geotech Airborne Ltd., of St. Michael, Barbados West Indies was received as a result of contact through our Technical Board member and geophysicist, Jan Klein. Geotech had been flying an extensive survey on the Arizona Strip for Quaterra Minerals under the direction of their geophysicist – the retired Chief Geophysicist (and now Consultant) of Kennecott Copper Corp. This survey had taken several months, was noticed by our field personnel. The exact size is unknown but was estimated to be some thousands of line kilometres as their production rate is in the range of 300 line kilometres per day. The technique used is called VTEM (Versatile Time-Domain Electromagnetics). When they contacted the Company they were ready to demobilize within a few days. They felt they could do a short survey for us but our decision had to be made within the next 36 hours. The Company contracted them on behalf of the Elle Venture and a 200 line kilometer survey in the form of an X over the Elle, Hermina and Hada Pipes was flown. The flight took a day and a half. Four VTEM anomalies were detected. Two of these were completely new and were not related to the three target pipes but one did correspond to the Holda Pipe mapped by photogeology. The other two were near the Elle and Hermina Pipes, which can be seen and have been mapped by photogeology and surface geologic mapping, Figure 7, but are offset to the southwest of those Pipes.

As part of the recent drilling effort (see below), down hole TEM electromagnetic as well as surface TEM mapping was contracted by the Company on behalf of the Elle Venture to Crone Geophysics and Exploration Ltd. Of Mississauga, Ontario, Canada, as recommended by Technical Board member, Jan Klein. The surface electrode loops for both the in-hole as well as the surface TEM loops are shown also on Figure 7.

In addition to the in hole surveys on the three Pipes mentioned above. In-hole TEM and surface loops were run on the Rock Southwest - Figure 8. Additional surface TEM surveys have been run over two known ore bearing Pipes elsewhere in the district. The data from these geophysical surveys is still being reduced by computer programs and interpreted along with other geologic data. Until all data form all surveys of all types is completely analyzed, conclusions cannot confidently be drawn.

Stereoscopic geologic color air photo interpretation (photo-geology)

During the summer, fall and winter months stereoscopic geologic interpretation of 1:24,000 (1 inch = 2,000 feet) high resolution vertical color air photographs was done by geologic contractor Edward Ulmer, M.S. Mr. Ulmer, a Registered Professional Geologist worked on the Arizona Strip doing geology, drill logging and supervision during the mid to late 1970s. He has specialized throughout his career in geologic photo interpretation and is expert in the work. During this period he finished the project of covering about 15,000 square miles started by Dr. Karen Wenrich, also an expert in photo interpretation, started in 2005.

Geologic field mapping on the surface

Field geologic mapping on several of the Pipes took place during the summer and fall months. An aggressive campaign of surface geologic field mapping will begin in May 2007. This will be in conjunction with geochemical sampling and will make use of both rectified color photo base maps and GPS equipped pocket PCs (Hewlet-Packard iPacs) using mapping software Tierra Mapper and Company proprietary software. Rock type and color, leached capping, alteration, mineralization and geologic structure will be plotted. Rock samples will be collected and pertinent photographs taken. Radiometric readings using a scintillometer will also be taken.

Geochemical sampling

Baseline geochemical sampling of soil using both traditional sampling techniques analyzed for 37 elements by Certified Assay Lab, Acme Analytical Laboratories of Vancouver, British Columbia, Canada as well as sampling for 28 elements using the Company’s Niton x-ray fluorescence analyzer. It was found that the Niton did not have a sufficiently low detection limit to be particularly useful in this type of survey. The soil sampling with Certified Lab analysis appears particularly successful though studies are still underway on these results. Ten Pipes were surveyed using cross lines in an X pattern over the center of the circular collapse which defines the Pipe. All of these elements - uranium, copper, molybdenum, barium, gold, arsenic, cobalt, nickel, bismuth, chromium, mercury and potassium appear to be anomalous and form useful pathfinders. A grid survey was done over the Loreto Pipe in the southeast corner of the Elle Venture AMI. Significant anomalies over what is interpreted to be a slightly covered breccia feature also showing leached capping after sulphide material. Preliminary thinking suggest that these anomalies may pinpoint the actual breccia center of the pipe complex and it may be possible to get a sense of which Pipes will carry ore grade mineralization at depth. These studies will continue to refine their usefulness. It is likely that such geochemical profiles will be run over all of the Company Pipes in order to prioritize and pinpoint drilling targets. At some point vegetation sampling, which was very successful in Alaska and has met with similar success in desert terrains, may be evaluated.

Drilling

The Company contracted on behalf of the Elle Venture with Boart- Longyear, Geo-Tech Exploration Division of 19700 SW Teton, Tualatin Oregon to drill three holes to a depth of 1,500 feet. The holes were to be drilled with 8 inch tools using a Barber or dual rotary rig using air circulation with tri cone bit or down-the-hole hammer tool and button bits. Only rock cuttings are retrieved from this type of drilling, not rock core which can only be obtained by using a diamond core drill. This rig is capable of simultaneously drilling a hole and drilling in 8 inch casing. The hole was not to deviate more than 5 degrees from vertical. The purpose was to be able to drill and case through what was expected to be broken and caving ground associated with the upper parts of the breccia pipes. Throughout the history of drilling the breccia pipes on the Colorado Plateau all explorationists have had substantial problems with intersections of caves, lost circulation and seriously deviated holes when the drill bit was deflected by large rock fragments and bending onto unpredictable and uncontrollable directions. The most recent episode took place about a year ago in which the drill bit was deflected up to 20 degrees and went out of the breccia zone into barren wall rock. The Barber drill successfully drilled vertical holes within 2 degrees.

Holes were placed in order to penetrate geophysical anomalies which bore all the shape characteristics of the expected breccia zones. However hole Elle 01 penetrated one small altered and slightly uranium bearing zone at about 1,775 at its intersection with the Coconino sandstone and at an upper geophysical anomaly. It continued on through the lower and targeted geophysical anomaly without alteration or mineralization to its total depth of 2,005 feet bottoming in the Hermit shale. Drill hole Hada 01 was located on a geophysical anomaly and drilled to a depth of 1,500 feet with similar disappointing results, bottoming in the Hermit shale. By examination of Figure 7 it can be seen that Elle was located well within the mapped circular collapse zone but it did not penetrate the breccia zone which is what has caused the collapse feature. It was a miss and the breccia zone has yet to be tested. The Hada area is deeply soil covered and no circular feature was mapped. It was purely a geophysical target. No breccia was intersected. With these negative results the Company was not comfortable with drilling the Hermina geophysical target. As a visit from Australia by XState management was scheduled within a few days of completion of Hada, because we were still evaluating and logging cuttings from Hada and because we had a contract with Boart Longyear for three holes and because standby charges were $3 thousand dollars per day, the Company decided to move some 28 miles (by road) to the east and drill a geophysical target on the Rock Southwest anomaly on Company ground Figure 8. The move was made and the results were similarly negative. The geophysical target was penetrated but no mineralization was cut. However, several large caves were encountered requiring more than ten cubic yards of cement to fill up. Poor rock conditions and fractured ground continued to the bottom of the hole at 2,005 feet penetrating the Hermit shale and entering the Supai Group. The drill performed well and casing was drilled in to a depth of 800 feet and the hole remained vertical within 2 degrees. The cavernous and broken rock suggests proximity to a pipe but no alteration or mineralization was cut. After much consultation with our geophysical team it appears at this time that the CS/NS AMT geophysical method is unable to differentiate between normal sediments and altered and mineralized breccia material. This methodology will be discarded for use on deep seated breccia pipes.

Both office and field visits with XState management were completed. The Company is continuing to evaluate the best method to identify breccia zones and the partners are discussing next steps. The information gained was important. But disappointing as no test was made of the breccia zone targets.

Figure 8 – Rock Southwest Pipe Area

North Pipes Super Project, Mohave and Coconino Counties, Arizona
Rock Southwest Area, Mohave County
338000
341000
4057000
4054000
4051000
4048000
Masada
Mead
Oportuna
Ruana
Piscina
Piro
Wizard
Razi
Mansi
Natalie
Marina
Mocha
Neylan
Novi
Patti
Malka
Mckinley
Nisa
Najam
Paun
Nyoko
Ocean
Prospera
Marden
Macaria
Pasha
Rabi
Sagara
Neera
Reiko
Ofira
Paige
Safa
Nadia
Obelia
Nafuna
Sally
Mairoi
Dali
Necia
Millaray
Rock SW
Rez
Sahara
Maxine
Shakara
Mercedes
Spencer
Nishi
Hacel
Orea
Hack
Hack2
Hack3
Nura
Melinda
0
1
2 Miles
0
1
2 Kilometers
Explanation
Completed Drill Holes
Proposed Drill Holes
Pipe-Collapse Feature Perimeter
CS/NS AMT Lines
Downhole TEM Geophysical Loops
UTM 12N WGS 1984 Datum
Map Created 4/20/2007 at 09:57 by CLW
N

Recent Exploration of the Alaska Claims in 2004 and 2005

Work Summary 2004

We have carried out exploration work on our Alaska claims in an effort to ascertain whether they possess commercially viable deposits of gold, copper and molybdenum and by-product silver. We have undertaken an aeromagnetic geophysical survey, started January 10, 2004 and completed June 6, 2004, over the claims and a significant surrounding area. This survey covers 1,408 square miles, was flown at a constant elevation above the surface of 297 feet with lines every 825 feet with a magnetic measurement every 18 feet. The magnetic contours are reduced to the pole and color contoured. This map is the most detailed existing for the area. This map is the foundation that will be used to help interpret sub surface geology and alteration related to rock types, faults and vein and alteration zones. It will also help us interpret the results of other studies done or to be done, such as geochemical sampling and electrical ground geophysics known as Induced Polarization or IP. The next step in our exploration program was the collection of geochemical samples consisting of twigs of specific plants, known as biogeochemical samples; soil samples taken from shallow excavations about six inches deep known as soil sampling; sediments from running streams known as stream sediment sampling; and water samples from still water simply known as water sampling. These samples were taken along lines 3,279 feet apart with samples every 660 feet along each line except for the stream sediment samples and water samples that were taken along waterways where sample material was available. Each sample was located with a Hewlett-Packard Pocket PC (IPAC) equipped with Global Positioning Satellite (GPS) receiver software and color map display. All detailed information about the sample was collected using software written for the purpose. This information was automatically down loaded each night by each sampler, and transmitted to an archival computer at base camp. Each sample was analyzed for 37 elements including gold, silver, copper and molybdenum by an accredited analytical geochemical laboratory. Numerous blanks and repeat samples were submitted at the same time to assure quality assurance/quality control (QA/QC) as a standard procedure. Nine thousand three hundred and three samples were collected and greater than 325,000 determinations made on these samples. Appropriate computer programs were used to plot these results for each element on computer maps that are accurate in scale. The computer software is known as Geographic Information Systems (GIS) and is standard for the industry. The next step was to do ground electrical geophysics known as Induced Polarization or IP. This method involves putting an electrical current into the ground, shutting off the current and measuring the time it takes for the electricity to come back out. Where there is mineralization, the metallic particles act as micro storage units (capacitors) showing the metallic mineral content. This method is standard for the industry having been in use for more than 40 years. Zonge Engineering and Research Organization Inc. of Tucson, Arizona did the work. There was only one month of available survey time and not all the ground could be tested.

One area of unusually high geochemical values (an anomaly) was emphasized. Strong IP response was obtained indicating metallic minerals co-incident with the geochemical anomalies. This area was declared an interesting target and was named White Sox – for the small biting insect with white feet that lives there. When a diamond drill rig was available in late October, we drilled four scout drill holes spaced about one kilometer apart and drilled to penetrate below the surface to get a preliminary idea of what was beneath glacial soil-tundra (till) cover. Porphyry style alteration and mineralization was encountered. The two westerly holes encountered strong pyrite (iron sulphide) and high arsenic but little copper and molybdenum values. The easterly holes showed lower pyrite content, no significant arsenic but higher copper and molybdenum values. These results are classical porphyry deposit metal zoning patterns. They tell us a porphyry mineral center is probably located to the north and east perhaps about 3,000 feet. Additional interpretative work is ongoing. The cost of these above described studies was approximately $2 million. Additional IP geophysics, geochemistry sampling and drilling will be performed with the objective of defining a resource at White Sox and more scout diamond drilling on other geophysical and geochemical anomalies that may define other mineral centers.

Work Summary 2005

The Big Chunk Super Project has had a productive summer field season though low drill production occurred during the first month of drilling due to mechanic breakdowns. To date, we have completed 10,948 feet or 333.6 meters of drilling in 27 drill holes. We have completed 69.2 miles or 111.4 kilometres of IP. We have completed 109.5 miles or 176.2 kilometres of line surveying and clearing. We have collected 1175 vegetation samples, 146 miles or 235 km of sampling

Drilling has encountered numerous copper (chalcopyrite) bearing intervals, typically in diorites and country-rock greywacke. Copper bearing intervals typically have chlorite-epidotic alteration, with fracture controlled, vein hosted and disseminated pyrite plus or minus Pyrrhotite. A few potassium feldspar (Kspar) flooded intervals have been encountered, and some of these are associated with chalcopyrite mineralization. Overall these mineralized intervals are similar to porphyry style mineralization seen at Pebble and at other porphyry deposits. Chalcopyrite mineralization is seen up to 0.5% (approximately 650 ppm Cu). A few intervals of molybdenite are seen in intervals of up to 0.1% (approximately 75 ppm Mo).

39

An exploration model for the district has become apparent. Pebble, the nearby occurrences and all of our most interesting IP anomalies and rocks in core have been found on the shoulders of magnetic highs in areas of moderate to high magnetics. This seems to fit the genetic model of the Pebble deposit. Pebble developed through magmatic evolution from mafic (and magnetic) intrusives, through time to increasingly more felsic intrusives. The porphyry development occurred during the youngest most felsic phases of intrusion. All known occurrences have a spatial and undoubtedly a genetic relationship to mafic intrusives.

The largest magnetic anomaly at Pebble is a pyroxenite, and the lesser magnetic anomalies on the property are diorites. The exposed and drill tested magnetic anomalies on the Big Chunk property are magnetite and pyrrhotite bearing diorites. One-felsic porphyry with chalcopyrite and molybdenite has been encountered in a drill hole on the Baltusrol prospect. Other chalcopyrite and molybdenite mineralization on the property is associated with quartz veining in greywacke country rock and equacrystalline to porphyritic diorites.

Almost all of the higher IP readings (over 30 mRad) are hosted in areas of moderate to high magnetics (29 to 262 nT) as plotted on the reduced to pole aerial magnetic maps. The most interesting rocks we’ve encountered in drill holes are in IP readings of 44 to 60 mRad, which are some of the higher readings we’ve encountered.

Results to date suggest that we should focus on the larger magnetic anomalies, and specifically on the shoulders of magnetic anomalies. IP has been consistently useful in defining sulfide bearing rocks and should be continued as the main drill targeting method.

Geology of the Alaska Claims

Basement or pre-intrusive rocks in the area of our Alaska claims include Triassic to Cretaceous sediments ranging from limestone to shales, sandstone and conglomerate as well as volcaniclastic units. These sedimentary units have been intruded by a variety of igneous (molten rock arising from below the surface of the earth which intrude – thus intrusives – solid surface rocks) rocks ranging in age from Upper Cretaceous to Tertiary. Included are quartz monzonite, granodiorite, quartz diorite and porphyritic granodiorite intrusive types. These rocks are thought by the U.S. Geological Survey and company geologists to shortly precede or be contemporaneous with metallic mineral emplacement and alteration. Pyroclastic welded rhyolite tuff (volcanic rock fragments of granite – quartz monzonite- granodiorite composition blown out of a caldera in a hot glowing state so when they fall to earth they stick -weld- back together) from the caldera that is part of the genetic origin of the mineral deposits in the region. Gold anomalies in the welded tuffs in the western part of the Company claims may be indicators of gold mineralization like the gold ore body at Round Mountain, Nevada in the same type of tuffs in the same caldera environment. Post mineral cover rocks include Tertiary volcanics of basaltic and andesitic composition. These post mineral cover rocks include flows and flow breccias. Thin alluvium and glacial detritus or till of various types cover low areas.

Mineralization is expected to be disseminated in intrusive rocks in typical porphyry copper manner. Porphyry copper deposits are the largest source of the world supply of copper. They are generally mined by open pit methods but are sometimes mined by underground methods using a bulk mining technique called block caving. In strict definition they are disseminated copper minerals in a large body of porphyry intrusive igneous rock. In the commercial sense the term is not restricted to ore in porphyry but is applied to deposits characterized by huge size (particularly with respect to horizontal dimension), uniform dissemination and low average per ton copper content. They typically and generally contain molybdenum, gold, silver, zinc and lead which can be important by or co-products of the mineral deposit. Higher-grade skarn replacements in limestones as well as in hornfelsed clastic rocks may also be present. These types of mineral occurrences happen when the mineral bearing intrusive porphyry comes in contact with limestone or sandy shale sediments. Chemical reaction with these rocks tends to form an alteration product known as skarn or hornfels and richer grade mineralization is concentrated in these areas. Large breccia features, perhaps pipes, have been described in the area and may provide loci for high-grade mineralization. Breccia pipes are typical of porphyry copper deposits and form as a result of rock movement (faulting) or the action of hot, high pressure moving water vapor (hydrothermal fluid) where in some cases high grade copper or other metallic minerals are concentrated. Gold mineralization and deposits are frequently found at a distance (distal) from porphyries as seen at Round Mountain, Nevada and at Bingham Canyon, Utah at the Mercur gold deposit and elsewhere.

Mineralization of the Alaska Claims

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

Exploration of the Alaska Claims

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

Surface sampling methods followed industry standards for collecting a representative sample from its location and minimizing contamination. Vegetation and soil samples were collected on a grid, with approximate 656 feet station spacing and 0.621 mile line spacing. Infill lines were sampled on anomalous areas. Stream sediment, water, and rock, samples were collected approximately every 2,625 feet on most drainages. Rock samples were collected wherever premineral alteration or mineralization was noted.

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

Drilling of the Alaska Claims

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

The core was not "oriented", so the true thickness and orientation of mineralized zones is unknown. Assay results show that the eastern-most hole has the most copper and molybdenum, and future drilling should continue testing to the east.

The drill results are encouraging, visible copper mineralization was noted in two holes and visible molybdenite was noted in several places in one hole. This mineralization and the associated alteration are indicative of a copper porphyry system, and maybe peripheral to a large disseminated deposit.

Sampling Method and Approach of the Alaska Claims

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

As this was just the earliest exploration drilling, a chain of custody for the samples was not implemented. A QA/QC program was implemented. The samples within each sample batch were randomized within the submittal form and a standard or blank was inserted every tenth sample. The samples were submitted to be processed at the prep lab and at the assay lab in the randomized order. Visual inspection of the assay results of the QA/QC samples indicates that there were no down-hole smearing or other analytical problems.

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

Recommendations

Our property is in various stages of exploration. The White Sox area has received the most work and is a little more advanced then other portions of the property. A mineralized center has been identified with drilling. Additional drilling on and near the IP response was recommended during the next field season. The IP response at White Sox should be fully delineated with additional IP to the north, east and south of the current survey. Concurrently additional geochemical sampling should be done on more closely spaced intervals. Drilling should continue to evaluate those areas with the appropriate geochemical and IP response (>40 mRad). Once ore-grade mineralization is encountered, a grid-drilling program should be initiated to delineate resources. 320 ft by 320 ft drill spacing is sufficient to delineate inferred resources.

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

Since 2005, we have chosen to focus our efforts and limited resources on our Arizona exploration and have not as yet followed the recommendation for additional drilling on our Alaska claims.

Developments On Adjacent Property And Its Effect On The Big Chunk Super Project

The Big Chunk Super Project (the Alaskan claims) was acquired by staking Alaska State Mining Claims because the Northern Dynasty (ND) Pebble deposit was recognized by Company Founder and President Jim Briscoe to be localized on a caldera moat structure which was neither recognized by Northern Dynasty or by others. This has since been confirmed by Company consultant, geologist and caldera specialist Dr. Charles Ferguson. Thus our claims are over the continuation of the mineralized feature that is the caldera edge or moat structure.

Drilling on the Pebble has been extremely successful. Late in the summer field season of 2005 a step out drill hole 2,000 feet east of the previous center of drilling was cored to a depth of more than 3,000 feet. This was the discovery hole of what is now known as the Pebble East deposit. The original discovery and deposit is thought to be a separate center and is now known as the Pebble West deposit. It is worthy to note that the Pebble West had been drilled by several hundred drill holes and worked on extensively for more than 16 years when the new Pebble now the Pebble East- was discovered at the end of the 2005 drilling season. As of February 20, 2006, ND President Ron Thiessen in a news release and a Web interview shortly thereafter has pointed out that there are about 3.4 billion tons of resource that contain copper, gold, molybdenum, zinc and silver in Pebble East. This mineral deposit has been drilled to a depth of about 6,000 feet and they are still in ore grade mineralization. ND has re-equipped with more powerful diamond core drills that will allow a drill depth of 7,000 feet. The deposit is also open to the south, east and north. It is only confined on the west side by the Pebble West deposit. A very rough approximation of the value of metals in both deposits at approximate current metal prices is about $300 billion. After attaining production this mine is expected to have a life in excess of 50 years. As currently known it is the second largest porphyry copper deposit in the world (next to Freeport’s Grasberg mine in Indonesia) and according to the US Geological Survey it is on the largest sulphide system in the world. The Pebble (East and West) lies approximately two miles south of the Liberty Star property line where two drill holes have been planned since 2005 by Liberty Star based on geophysics and geochemistry. The Company White Sox target is approximately 10 miles northeast of the center of the Pebble also on the Big Chunk caldera.

A major impediment to the development of the Pebble is the sustained attack by environmentalists. This includes organizations too numerous to mention. They have raised the concern that pollution from Pebble will destroy the trout and salmon fisheries that drain into Bristol Bay. There is a possibility of the Alaska legislature passing a mine tax – specifically designed to inhibit or stop the Pebble development. This will damage and inhibit mining everywhere in Alaska if it should become law. The full extent of the controversy is too complex to describe here. The readers of this report are recommended to the Northern Dynasty web site at www.ndmpebblemine.com for a review of the situation. Liberty Star believes that even though we have some favourable geologic results to date it is unwise to spend substantial amounts of Company money on exploration until this current issue is resolved. If Pebble is denied mining permits, the strong likelihood is that even if we discovered a mineable resource, our Company would never be able to permit a mine, as we are essentially in the same place with the same perceived problems as Pebble. However, if the permitting is approved we will consider moving ahead with exploration. ND will have spent a considerable sum on environmental studies and obtaining permits. If they are successful, Liberty Star can follow in their foot steps and would hopefully be able to utilize the experience gained by them.

It will be Liberty Star’s policy, evaluated continuously as has been done to date, that we will spend only the required money necessary to maintain our claims and await the outcome. Then we will act accordingly.

Item 4.	Submissions of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock was listed and commenced trading on the OTC Bulletin Board on July 15, 2003 when our corporate name was Titanium Intelligence Inc. On February 3, 2004, we merged with our subsidiary and changed our name to Liberty Star Gold Corp. and traded under the symbol "LBTS.OB". On April 16, 2007 we again changed our name to Liberty Star Uranium & Metals Corp. and our stock changed its trading symbol to “LBSU.OB”. Since July 15, 2003, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2007	$1.06	$0.50
October 31, 2006	$1.27	$0.35
July 31, 2006	$1.47	$0.70
April 30, 2006	$1.55	$0.86
January 31, 2006	$1.52	$1.07
October 31, 2005	$2.27	$1.21
July 31, 2005	$1.67	$1.03
April 30, 2005	$1.97	$1.10
January 31, 2005	$2.14	$1.20
October 31, 2004	$1.74	$1.35
July 31, 2004	$1.86	$0.90
April 30, 2004 (2)	$1.82	$1.28
March 31, 2004 (3)	$2.50	$0.10
December 31, 2003 (4)	n/a	n/a

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

On April 18, 2007, the shareholders' list for our common stock showed 70 registered stockholders and 42,735,248 shares issued and outstanding. The closing sale price for our common stock on April 18, 2007, as reported on the OTC Bulletin Board, was $0.60.

Recent Sales of Unregistered Securities

On March 8, 2006, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000 for a period of up to two years. The periodic sale of shares is known as an advance. For each share of our common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 96%, or a 4% discount of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following our request for an advance. If the volume weighted average price of the common stock on any day during such five (5) day period is less than 90% of the closing bid price on the trading day immediately preceding the notice date, then, the volume weighted average price on such date is excluded from the calculation and the number of shares sold and the amount of the advance are reduced by 20%. We may waive this price protection by providing Cornell Capital Partners with notice of the waiver prior to the relevant advance notice date. In addition, 5% of each cash advance will be paid to Cornell Capital Partners as a commitment fee and $500 per advance will be paid to Yorkville Advisors, LLC an affiliate of Cornell Capital Partners as a structuring fee. The amount of each advance is subject to a maximum amount of $300,000, and we may not submit a request for an advance within five trading days of a prior advance. In addition, we may not request cash advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon registering the shares of common stock with the SEC and obtaining all necessary permits or qualifying for exemptions under applicable state laws. A registration statement was filed with the SEC on March 23, 2006. Yorkville Advisors, LLC an affiliate of Cornell Capital Partners, received a one time structuring fee of $15,000. Proceeds received under the Standby Equity Distribution Agreement will be used for exploration activities and working capital. All shares issued pursuant to the Standby Equity Distribution Agreement are issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

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

During the year ended January 31, 2007, the Company issued 3,696,895 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $2,245,995, net of fees of $126,105.

On February 27, 2007, we issued 386,648 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

On March 15, 2007, we issued 452,080 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

On March 28, 2007, we issued 279,100 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $164,416 net of fees of $6,500.

On April 2, 2007, we issued 516,351 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

On January 17, 2007 the Company issued 150,000 shares to Equititrend Advisors LLC in exchange for the performance of public and investor relations services as an independent contractor for a period of 12 months commencing on January 9, 2007. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act. The transaction was reported at fair value. Fair value of the shares issued was determined by a review of the Company’s stock trading price for the period from January 9, 2007 to January 17, 2007 and was determined to be $0.62 per share resulting in a fair value of $93,000.

Equity Compensation Plan Information

As of January 31, 2007 we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our security holders.

Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2007	Weighted-average exercise price of outstanding options as at January 31, 2007	Number of securities remaining available for further issuance as at January 31, 2007
3,850,000	3,740,000	$1.01	110,000

On April 6, 2006, we granted to our employees, consultants, officers and directors stock options to purchase an aggregate of 1,594,000 common shares exercisable at the price of $1.11 per share for a term of ten years. The grant of stock options was made under the terms of our 2004 Stock Option Plan.

On December 8, 2006, we granted to our employees, consultants, officers and directors stock options to purchase an aggregate of 1,590,000 common shares exercisable at the price of $0.72 per share for a term of ten years. The grant of stock options was made under the terms of our 2004 Stock Option Plan.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. We refer you to the cautionary statement regarding forward-looking statements included at the beginning of this annual report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" included in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the State of Arizona and in the State of Alaska. Claims in the State of Alaska “Alaska Claims” are held in the name of our wholly-owned subsidiary, Big Chunk Corp. Claims in the State of Arizona are held in the name of Liberty Star. The Company uses the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals.

The Company currently also holds a 100% interest in 1,856 Federal lode mining claims covering approximately 61 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Super Project”). The 1,856 Federal lode mining claims include approximately 340 breccia pipe targets. The Company is in the process of staking additional mineral claims at the North Pipes Super Project. The Company has 90 days from staking to perfect the claims, which means to make the first year’s rental fee and complete the filing of the staked claims with the U.S. Bureau of Land Management. If the title to the staked claims is not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government. Currently the Company has staked but not yet perfected title to 100 additional potential claims at the North Pipes Super Project. We plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium.

The Company currently holds a 50% interest in 14 Federal lode mining claims covering 3 breccia pipe targets (“Elle Venture claims”) at the North Pipes Super Project location through the Elle Venture, a general partnership with Xstate Resources Limited (“Xstate”). Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

We have begun field work at our North Pipes Super Project and at the Elle Venture claims, beginning with ground electrical geophysics surveys. The geophysics surveys have covered 22 line miles. We have analyzed initial results at the Rock SW project (a sub-project of our North Pipes Super Project) resulting in the decision to obtain permits for five drill holes at this site. We have analyzed geophysics survey results at the Elle Venture claims (a sub-project of our North Pipes Super Project) resulting in our decision to obtain permits for three drill holes at this site. We have established a field office in Kanab, Utah for the Company. Kanab, Utah is the nearest town to the area of exploration which lies 15 to 48 miles to the south in Arizona.

The Company currently holds a 100% interest in 707 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Super Project”). The Company also holds 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska approximately 40 miles northeast of the northern boundary of the Big Chunk claims (the “Bonanza Hills Claims”). We plan to ascertain whether the Big Chunk Super Project and Bonanza Hills claims possess commercially viable deposits of gold, copper, molybdenum, silver and zinc. To date, we have completed a detailed study, by airplane, of the magnetic fields found on our Big Chunk Super Project claims. One hundred eleven miles of induced polarization surveys have been completed over portions of our Big Chunk Super Project claims. We have also drilled 31 drill holes to an average depth of about 400 feet for a total of 12,277 feet of drilling on our Big Chunk Super Project claims. At present, only a small part of our Bonanza Hills claims have been sampled.

Our board of directors decided that we will perform only the minimum amount of exploration activity required to maintain our current Alaska claims in good standing as a result of difficulties that other companies in the Iliamna region have experienced trying to apply for drill permitting, mine permitting and obtaining approved road plans to build an access road to their potential mine site. The difficulties are the result of an environmental lobby insisting that mining operations in the region would pollute Lake Iliamna and disturb a large amount of forest land. It is our management’s estimate that it will take several years before these environmental issues are resolved and in the mean time our limited resources are better spent on exploration at the North Pipes Super Project.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the next twelve months we intend to continue our exploration program at the Big Chunk Super Project and the Bonanza Hills claims in Alaska and the North Pipes Super Project in northern Arizona. We also plan to research and acquire additional federal lode mining claims at the North Pipes Super Project. We anticipate that we will incur expenses over the next twelve months for geological, geophysical, and geochemical studies and interpretation of that data. We also anticipate that we will incur expense over the next twelve months for the exploratory drilling program at the North Pipes Super Project.

Our anticipated cash requirement over the next twelve months is $5,350,000. We anticipate receiving approximately $2,500,000 from the Standby Equity Distribution Agreement that we have formed with Cornell Capital Partners. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the year ended January 31, 2007 was $2,176,181.

In order to proceed with our plans on March 8, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay Liberty Star 96%, or a 4% discount on the lowest volume weighted average per share price of our common stock on the principal market for the 5 days following our request for advance. Cornell Capital Partners’ obligation to purchase shares of Liberty Star’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including Liberty Star obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and each advance is limited to $300,000 per five business days.

Over the next twelve months we intend to use all available funds to expand on the exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Geological and geophysical exploration expenses	$ 4,362,000
Salaries and benefits	250,000
Accounting and auditing	125,000
Public relations	200,000
Legal fees	125,000
Office, general and administrative	275,000
Travel	13,000
Total	$ 5,350,000

The results that we expect to be able to accomplish with our current budgeted expenditures of approximately $5,350,000 will be limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

There is no assurance that we will be able to raise additional funds in the amounts and at the times we will require them. Please refer to the section of this quarterly report entitled "Risk Factors" for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2007, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on the purchase of equipment for our present operations or for our projected operations over the next 12 months. Nor do we anticipate that we will sell any equipment over the next 12 months.

Investment in Elle Venture

The Elle Venture is a general partnership with Xstate Resources Limited (“Xstate”) that was formed to explore, develop and, if warranted, mine certain Federal lode mining claims within the 22 mile joint venture area. The Company holds a 50% interest in the Elle Venture. The Elle Venture commenced on December 15, 2006 when Xstate deposited $2,900,000 into the joint venture bank account. Liberty Star’s initial contribution to the Elle Venture consisted of 14 Federal lode mining claims. Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area of mutual interest. After the initial $2,900,000 is expended each party agrees to contribute to the Elle Venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s interest will be diluted. The Company does not anticipate that we will make any additional or proportional contributions to the Elle Venture in the next twelve months. This investment is accounted for under the equity method as effective control of the venture rests with Xstate.

Personnel

As of January 31, 2007, we had eight full time employees, five part-time employees and one independent contractor on full time status. As of January 31, 2007 we employ or have on contract five full time geologists, including President and CEO, James Briscoe, as well as one senior geologist R. Macer, and one junior geologist Chelsea Wood and geologists David Boyer M.Sc. and Erik Murdock M.Sc. who also specialize in computer mapping. We have contracted with Dr. Karen Wenrich as a consultant on uranium exploration. We have further contracted with experienced field crewmembers and geochemical samplers for their services. In all, there will be up to 20 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2007 through December 31, 2007.

Results of Operations for the year ended January 31, 2007

As of January 31, 2007, we had $146,340 in current liabilities. We had a net loss of ($3,267,948) for the twelve month period ended January 31, 2007 compared to a net loss of ($4,627,965) for the twelve-month period ended January 31, 2006. The decrease in net loss is mostly due to the reduction in costs expended on exploration activities in Alaska this year as our focus shifted to claim acquisition and initial exploration at the North Pipes Super Project. Our total liabilities and stockholders’ equity as of January 31, 2007 were $1,099,746 as compared to total liabilities and stockholders’ equity of $1,179,566 as of January 31, 2006. The decrease in total liabilities and stockholders’ equity was due to loss incurred in excess of capital and debt financings. We incurred expenses in the amount of $3,384,038 for the year ended January 31, 2007 compared to $4,694,804 for the year ended January 31, 2006. The change in expenses was primarily due to reduction of exploration costs on our Alaska claims. During the twelve month period ended January 31, 2007 we spent $1,960,999 on exploration of our mineral properties compared to $3,577,964 for the year ended January 31, 2006.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $676,309 as of January 31, 2007. We had working capital of $603,885 as of January 31, 2007.

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

During the year ended January 31, 2007, the Company issued 3,696,895 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $2,245,995, net of fees of $126,105.

On February 27, 2007, we issued 386,648 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

On March 15, 2007, we issued 452,080 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

On March 28, 2007, we issued 279,100 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $164,416 net of fees of $6,500.

On April 2, 2007, we issued 516,351 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

Currently approximately $6,500,000 remains available for advance under the SEDA with Cornell Capital Partners.

On January 17, 2007 the Company issued 150,000 shares to Equititrend Advisors LLC in exchange for the performance of public and investor relations services as an independent contractor for a period of 12 months commencing on January 9, 2007. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act. The transaction was reported at fair value. Fair value of the shares issued was determined by a review of the Company’s stock trading price for the period from January 9, 2007 to January 17, 2007 and was determined to be $0.62 per share resulting in a fair value of $93,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the period ended January 31, 2007 reflect financial information for the twelve month period ending January 31, 2007, as well as from inception through January 31, 2007 and for the twelve-month period ended January 31, 2006.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2007 and 2006. Our accumulated stockholders’ equity at January 31, 2007, was $902,881 and the net loss for the twelve-month period ended January 31, 2007 was ($3,267,948). All of our exploration costs are expensed as incurred.

These consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Critical Accounting Policies

The consolidated financial statements of Liberty Star Uranium & Metals Corp. (formerly Liberty Star Gold Corp.) have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item7 in the Form 10-KSB. The critical accounting policies adopted by our compay are as follows:

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2007. Our total stockholders’ equity at January 31, 2007 was $902,881. All exploration costs are expensed as incurred.

These consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)

The Company’s share-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all share-based compensation under the fair value method. The Company charges share-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s requisite service period. The Company determines the measurement date for options granted to non-employee consultants under EITF 96-18. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 2006 had been determined to be $0, based on the Black-Scholes Valuation method. Prior period consolidated financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R. Unrecognized share-based compensation for all share-based awards outstanding as of January 31, 2007 totalled $790,977 and is expected to be recognized over a weighted average remaining period of 1.52 years using the straight-line method.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 applies to hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The FASB stated that SFAS No. 155 improves financial reporting by eliminating the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 amends Statement No. 140 by eliminating the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Any differences resulting from adoption of SFAS No. 155 should be recognized as a cumulative-effect adjustment to beginning retained earnings. Unless early adoption is elected, SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its results of operations or financial position.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN No. 48 will have a material effect on its results of operations or financial position.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company and its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, earlier adoption is encouraged. The Company does not believe that the adoption of SFAS No. 157 will have a material effect on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) an amendment of FASB Statement No. 87 “Employers’ Accounting for Pensions”, FASB Statement No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits”, FASB Statement No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and FASB Statement No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. Issuers of publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of this statement is encouraged. The Company does not believe that the adoption of SFAS No. 158 will have a material effect on its results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. The fair value measurement may be applied instrument by instrument and is irrevocable. Financial assets and liabilities are eligible for the fair value measurement option established by this statement except: financial assets and liabilities recognized under leases as defined in FASB Statement No. 13; deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions; financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity; investments that are required to be consolidated; employers’ and plans’ obligations, postemployment benefits, employee stock options and stock purchase plans, and other forms of deferred compensation. This statement also permits fair value measurement for firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contract and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of a fiscal year that beings on or before November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its results of operations or financial position.

Item 7.	Financial Statements.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2007 and 2006

Consolidated Statements of Operations for the twelve month period ended January 31, 2007, the twelve month period ended January 31, 2006 and the period from inception (August 20, 2001) to January 31, 2007

Consolidated Statements of Stockholders' Equity for the period from inception (August 20, 2001) to January 31, 2007

Consolidated Statements of Cash Flows for the twelve month period ended January 31, 2007, the twelve month period ended January 31, 2006 and for the period from inception (August 20, 2001) to January 31, 2007

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Liberty Star Uranium & Metals Corp.

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. an exploration stage company (formerly Liberty Star Gold Corp.) as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from inception (August 20, 2001) through January 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2007 and 2006, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, and for the cumulative period from inception (August 20, 2001) through January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company is in the exploration stage, has suffered recurring losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona

April 23, 2007

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2007	January 31, 2006
Current: Cash and cash equivalents Prepaid expenses Other current assets Due from related parties Deposits	$676,309 16,591 14,105 37,513 5,707	$933,102 15,007 7,875 - 12,582
Total current assets	750,225	968,566

Property and equipment, net	346,521	211,000
Certificate of deposit	3,000	-
Investment in Elle Venture	-	-

Total assets	$1,099,746	$1,179,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current: Current portion of long-term debt Current portion of capital lease obligation Accounts payable and accrued liabilities	$8,143 26,882 111,315	$	- - 160,075
Total current liabilities	146,340		160,075

Long-term debt, net of current portion	47,742		-
Capital lease obligation, net of current portion	2,783		-

Total liabilities	196,865		160,075

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares authorized; 41,101,069 and 36,988,687 shares issued and outstanding	41,101		36,989
Additional paid-in capital	16,082,319		12,935,093
Deficit accumulated during the exploration stage	(15,220,539)		(11,952,591)
Total stockholders’ equity	902,881		1,019,491

Total liabilities and stockholders’ equity	$1,099,746		$1,179,566

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended January 31, 2007	For the twelve months ended January 31, 2006	Cumulative from date of inception (August 20, 2001) to January 31, 2007
Revenues	$-	$-	$-

Expenses
Geological and geophysical costs	1,960,999	3,577,964	7,413,602
Salaries and benefits	474,624	232,794	860,522
Accounting and auditing	206,512	204,162	501,092
Public relations	246,101	72,767	391,894
Depreciation	59,144	27,185	103,745
Legal	124,441	162,164	338,223
Professional services	-	-	143,992
Office	281,812	359,312	841,809
Travel	28,575	58,262	113,079
Impairment loss	-	-	15,907,500
Net operating expenses	3,382,208	4,694,610	26,615,458

Loss from operations	(3,382,208)	(4,694,610)	(26,615,458)

Other income (expense)
Interest income	16,520	66,815	89,478
Interest expense	(1,830)	(194)	(2,024)
Gain (loss) on disposal of assets	(430)	24	(406)
Other income	100,000	-	100,000
Income from Elle Venture	-	-	-
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income	114,260	66,645	194,919

Loss before income taxes	(3,267,948)	(4,627,965)	(26,420,539)

Income tax expense	-	-	-

Net loss	$(3,267,948)	$(4,627,965)	$(26,420,539)

Basic and diluted net loss per share of common stock	$(0.08)	$(0.13)	$(0.89)

Basic and diluted weighted average number of shares of common stock outstanding	38,525,724	36,455,672	29,703,070

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional paid-in	Deficit accumulated during the exploration	Total stockholders’ equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash, November 30, 2001	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the twelve month period ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	3,696,895	3,697	2,242,298	-	2,245,995
Issuance of common stock for services	150,000	150	92,850	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants	-	-	610,560	-	610,560
Options granted to employees	-	-	221,783	-	221,783
Net loss for the twelve month period ended January 31, 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	$41,101	$16,082,319	$(15,220,539)	$902,881

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended January 31, 2007	For the twelve months ended January 31, 2006	Cumulative from date of inception (August 20, 2001) to January 31, 2007
Cash flows from operating activities
Net loss	$(3,267,948)	$(4,627,965)	$(26,420,539)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	59,144	27,185	103,745
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Share-based compensation	925,343	-	925,343
Loss (gain) on disposal of assets	430	(24)	406
Changes in assets and liabilities: Prepaid expenses	(1,584)	110,815	71,259
Other current assets	(6,230)	(7,875)	(14,105)
Deposits	6,875	(2,502)	(5,707)
Certificate of deposit	(3,000)	-	(3,000)
Accounts payable and accrued expenses	(48,760)	63,758	105,300
Net cash used in operating activities	(2,335,730)	(4,436,608)	(8,986,713)

Cash flows from investing activities
Proceeds from sale of fixed asset	6,229	1,774	8,005
Purchase of property and equipment	(103,473)	(215,840)	(360,826)
Net cash used in investing activities	(97,244)	(214,066)	(352,821)

Cash flows from financing activities
Proceeds from the issuance of common stock	2,245,995	5,052,732	10,085,657
Expenses of common stock issuance	(20,000)	-	(20,000)
Principal activity on notes payable	(2,668)	-	(2,668)
Principal activity on capital lease obligation	(9,633)	-	(9,633)
Advance to related parties	(37,513)	-	(37,513)
Net cash provided by financing activities	2,176,181	5,052,732	10,015,843

Net increase (decrease) in cash and cash equivalents for period	(256,793)	402,058	676,309

Cash and cash equivalents, beginning of period	933,102	531,044	-

Cash and cash equivalents, end of period	$676,309	$933,102	$676,309

Interest paid during the period	$1,830	$194	$2,024

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company” or “We”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. Until Titanium entered into the transaction to purchase Liberty Star Gold Corp. (“Liberty Star Nevada”), its focus consisted primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Following a review and evaluation of the textile trade centre website business in December 2003, Titanium’s board of directors determined to discontinue the website operations and change the focus of the Company’s business operations to become an exploration stage company engaged in the acquisition and exploration of mineral properties. Titanium was considered to be a development stage company in the Internet textile trade business as it had not generated any revenue from internet textile trade operations. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration.

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

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with Xstate Resources Limited (“Xstate”). The Company holds a 50% interest in the Elle Venture, a general partnership with Xstate that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area.

These consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1 – Organization - continued

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and amounts due to related parties. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

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

The valuation of stock-based compensation is a significant estimate made by management. The determination of useful lives of depreciable assets is a significant estimate made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Chunk, from the date of acquisition, February 3, 2004. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2007 and January 31, 2006, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $681,000 and $858,000, respectively.

Mineral claim costs

Mineral claim costs of carrying, retaining and developing properties are charged to expense in the period incurred in our geological and geophysical costs.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Investment in Elle Venture

Investment in Elle Venture, a general partnership in which the Company is a 50% partner, is accounted for by the equity method as effective control of the venture rests with Xstate Resources Limited our joint venture partner.

Property and Equipment

Property and equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Property and equipment is reviewed periodically for impairment. Property and equipment consists of office furniture and equipment, leasehold improvements, vehicles, computer equipment and field equipment.

The estimated useful lives range from 3 to 7 years. At January 31, 2007 and January 31, 2006 accumulated depreciation was $100,310 and $44,601, respectively.

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

Accounting for lease obligations

The Company records rent expense from noncancelable operating leases on the straight-line basis over the life of the lease. The Company records an asset and a related capital lease obligation for property and equipment acquired by capital lease. The asset is amortized and amortization expense is included in depreciation.

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at January 31, 2007.

Stock-based compensation

The Company’s stock-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of stock-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all stock-based compensation under

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Stock-based compensation – continued

the fair value method. The Company charges stock-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s requisite service period. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 2006 had been determined to be $0, based on the Black-Scholes Valuation method. The Company determines the measurement date for stock options granted to non-employee consultants using EITF 96-18. Prior period consolidated financial statements have not been adjusted to reflect fair value stock-based compensation expense under SFAS 123R for options issued to employees.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s loss before income taxes and net loss for the twelve months ended January 31, 2007 is $221,783 greater than if it had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the twelve months ended January 31, 2007 would not have changed if the Company had not adopted SFAS 123R.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2007 and January 31, 2006, there were 5,684,342 and 3,420,342 potentially dilutive instruments outstanding, respectively, that were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 applies to hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The FASB stated that SFAS No. 155 improves financial reporting by eliminating the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Recently issued accounting standards - continued

by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 amends Statement No. 140 by eliminating the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Any differences resulting from adoption of SFAS No. 155 should be recognized as a cumulative-effect adjustment to beginning retained earnings. Unless early adoption is elected, SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its results of operations or financial position.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN No. 48 will have a material effect on its results of operations or financial position.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company and its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, earlier adoption is encouraged. The Company does not believe that the adoption of SFAS No. 157 will have a material effect on its results of operations or financial position.

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

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Recently issued accounting standards - continued

Accounting for Postretirement Benefits Other Than Pensions”, and FASB Statement No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. Issuers of publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of this statement is encouraged. The Company does not believe that the adoption of SFAS No. 158 will have a material effect on its results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. The fair value measurement may be applied instrument by instrument and is irrevocable. Financial assets and liabilities are eligible for the fair value measurement option established by this statement except: financial assets and liabilities recognized under leases as defined in FASB Statement No. 13; deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions; financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity; investments that are required to be consolidated; employers’ and plans’ obligations, postemployment benefits, employee stock options and stock purchase plans, and other forms of deferred compensation. This statement also permits fair value measurement for firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contract and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of a fiscal year that beings on or before November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its results of operations or financial position.

NOTE 3– Mineral claims

On January 31, 2007 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On January 31, 2007 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

On January 31, 2007 the Company also held a 100% interest in 1,399 standard Federal lode mining claims spanning approximately 47 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3– Mineral claims - continued

mineral properties. The Company has investigated title to all its mineral properties and, to the best of its knowledge, title to all properties are in good standing as of January 31, 2007.

On January 31, 2007 the Company had staked but not yet perfected title to 457 potential standard Federal lode mining claims spanning approximately 14 square miles on the Colorado Plateau Province of Northern Arizona (“claims in progress”). The Company has 90 days from staking to make the first year’s rental payment and filing fees of approximately $170 per claim and complete the filing of the claims in progress with the U.S. Bureau of Land Management. If the claims in progress are not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government.

NOTE 4 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with Xstate Resources Limited (“Xstate”) that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area. At January 31, 2007 the Elle Venture held a 100% interest in 14 standard Federal lode mining claims located on the Colorado Plateau Province of Northern Arizona (“Elle Venture Claims”). The Elle Venture commenced on December 15, 2006 and Xstate earned a 50% interest in the joint venture when Xstate deposited $2,900,000 into the joint venture bank account. Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. After the initial $2,900,000 is expended each party agrees to contribute to the Elle Venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s interest will be diluted.

At January 31, 2007 the Company made no capital contributions to the Elle Venture and was not at risk for any of the Elle Venture losses. The investment in Elle Venture at January 31, 2007 is $0.

Summary financial information of Elle Venture at:

	January 31, 2007	January 31, 2006
Current assets	$2,768,292	$-
Other assets	50,000	-
Total assets	$2,818,292	$-

Current liabilities	$46,192	$-
Total liabilities	46,192	-

Partners’ capital	2,772,100	-
Total liabilities and partners’ capital	$2,818,292	$-

Net loss from inception (December 15, 2006) to the period ended	$127,899	$-

NOTE 5 – Long-term debt

Note payable to Chase Bank payable in monthly instalments of $471 including interest at a fixed rate of 10% through maturity in April 2011, secured by a lien on a vehicle. Principal balance at January 31, 2007 and 2006 is $19,407 and

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5 – Long-term debt - continued

$0, respectively. Carrying amount of vehicle that serves as collateral is $18,396 and $0 at January 31, 2007 and 2006, respectively.

Note payable to Chase Bank payable in monthly instalments of $658 including interest at a fixed rate of 8.9% through maturity in February 2013, secured by a lien on a vehicle. Principal balance at January 31, 2007 and 2006 is $36,478 and $0, respectively. Carrying amount of vehicle that serves as collateral is $38,820 and $0 at January 31, 2007 and 2006, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended January 31,
2008	$8,143
2009	9,530
2010	10,465
2011	11,492
2012	8,102
Thereafter	8,153

55,885
Less current maturities	(8,143)

$47,742

NOTE 6– Capital lease obligation

In November 2006, the Company entered into a noncancelable capital lease with Thermo Fisher Financial Services, Inc. for a Niton XLp 532 Industrial Analyzer. The lease calls for an initial down payment of $2,894 payable at lease signing in November 2006, a $7,000 one-time payment in January 2007 and 11 monthly payments of $2,794 beginning in April 2007. The Company has recorded an asset of $39,298 related to this lease. At January 31, 2007 no amortization expense or accumulated amortization has been recorded in relation to this lease as the equipment was not yet placed in service.

The future minimum lease payments related to this lease are as follows:

For the twelve months ended January 31,
2008	$27,943
2009	2,795

30,738
Less amount representing interest	(1,073)

Capital lease obligation	29,665
Less current portion	(26,882)

Capital lease obligation, net of current portion	$2,783

NOTE 7– Common stock

On March 22, 2005, the Company completed a private placement financing of $5,052,732 by the issuance of 3,886,717 units at a price of $1.30 per unit. Each unit consists of one share of common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7– Common stock – continued

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

As of January 31, 2007, there were 3,888,687 one-half share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 0.14 years and exercise price of $1.50 per whole warrant for one common share.

Whole share purchase warrants outstanding at January 31, 2007 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, January 31, 2005	800,000	$1.75

Issued	1,944,342	1.50
Forfeited or expired	-	-
Exercised	-	-

Outstanding, January 31, 2006	2,744,342	$1.57

Issued	-	-
Forfeited or expired	(800,000)	1.75
Exercised	-	-

Outstanding, January 31, 2007	1,944,342	$1.50
Exercisable, January 31, 2007	1,944,342	$1.50

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

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7– Common stock – continued

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

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7– Common stock – continued

On November 3, 2006, we issued 178,632 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $150,075, net of fees of $8,425.

On November 17, 2006, we issued 396,891 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $227,500, net of fees of $12,500.

On December 29, 2006, we issued 167,588 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $94,500 net of fees of $5,500.

On January 12, 2007, we issued 363,636 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $189,500 net of fees of $10,500.

On January 17, 2007 the Company issued 150,000 shares to Equititrend Advisors LLC upon the execution of an agreement to perform public and investor relations services as an independent contractor for a period of 12 months commencing on January 9, 2007. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act. The transaction was reported at fair value. Fair value of the shares issued was determined by a review of the Company’s stock trading price for the period from January 9, 2007 to January 17, 2007 and was determined to be $0.62 per share. The Company recognized compensation expense of $93,000 during the year ended January 31, 2007 related to this agreement.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 8– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed two years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. At January 31, 2007, 110,000 options remain available for grant under the 2004 Stock Option Plan.

On April 6, 2006, the Company granted 950,000 non-qualified stock options to non-employee consultants and 644,000 incentive stock options to employees in accordance with the 2004 Stock Option Plan. The options have an exercise price of $1.11 per share and a term of ten years from the date of grant. The options vest 25% on each six month anniversary of the grant date.

On December 8, 2006, the Company granted 160,000 non-qualified stock options to non-employee consultants and 1,430,000 incentive stock options to employees in accordance with the 2004 Stock Option Plan. The options have an exercise price of $0.72 per share and a term of ten years from the date of grant. The options vest 25% on each six month anniversary of the grant date.

The following tables summarize the Company’s stock option activity under the 2004 Stock Option Plan during the period ended January 31, 2007.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8– Stock-based compensation – continued

Incentive stock options to employees outstanding at January 31, 2007 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2006	516,000	$1.678

Granted	2,074,000	0.841
Forfeited	(3,000)	1.678
Expired	(6,000)	1.678

Outstanding, January 31, 2007	2,581,000	$1.005	9.31	$-

Exercisable, at January 31, 2007	668,000	$1.541	8.22	$-

Non-qualified stock options to non-employee consultants outstanding at January 31, 2007 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2006	160,000	$1.678

Granted	1,110,000	1.051
Forfeited	(76,000)	1.110
Cancelled	(35,000)	0.999

Outstanding, January 31, 2007	1,159,000	$1.138	9.10	$-

Exercisable, at January 31, 2007	372,250	$1.354	8.64	$-

The aggregate intrinsic value is calculated based on the January 31, 2007 stock price of $0.54 per share.

A summary of the status of the Company’s nonvested shares as of January 31, 2007 and changes during the twelve month period ended January 31, 2007 is presented below:

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8– Stock-based compensation – continued

Incentive stock options granted to employees:

	Number of options	Weighted average grant date fair value
Nonvested at January 31, 2006	189,000	$-
Granted	2,074,000	0.488
Forfeited	(3,000)	-
Expired	(6,000)	0.640
Vested	(347,000)	0.300

Nonvested at January 31, 2007	1,913,000	$0.476

Vested during the period ended January 31, 2007	347,000	$0.300

Total fair value of options vested during the period ended January 31, 2007		$103,040

Non-qualified stock options granted to non-employee consultants:

	Number of options	Weighted average grant date fair value
Nonvested at January 31, 2006	80,000	$0.513
Granted	1,110,000	0.608
Forfeited	(76,000)	0.640
Cancelled	(35,000)	0.577
Vested	(292,250)	0.605

Nonvested at January 31, 2007	786,750	$0.598

Vested during the period ended January 31, 2007	292,250	0.605

Total fair value of options vested during the period ended January31, 2007		$176,880

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. To estimate the fair value of the April 6, 2006 stock option grant the Company used the following assumptions: 64% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.84% risk-free interest rate. To estimate the fair value of the December 8, 2006 stock option grant the Company used the following assumptions: 65% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.53% risk-free interest rate.

The weighted average grant date fair value of the options granted during the twelve month period ended January 31, 2007 was $0.53 per option. There were no options granted during the twelve month period ended January 31, 2006. There were no options exercised during the twelve month period ended January 31, 2007 and the twelve month period ended January 31, 2006 and the period from inception (August 20, 2001) to January 31, 2007. We recognized share-based compensation expense of $832,343 during the twelve months ended January 31, 2007, $0 during the twelve months ended January 31, 2006 and $926,693 for the period from inception (August 20, 2001) to January 31, 2007. Unrecognized share-based compensation for all share-based awards outstanding as of January 31, 2007 totalled $790,977 and is expected to be recognized over a weighted average remaining period of 1.52 years using the straight-line method.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8– Stock-based compensation - continued

Share-based compensation expense is reported in our statement of operations as follows:

	Twelve months ended January 31, 2007	Twelve months ended January 31, 2006	Period from Inception to January 31, 2007
Geological and geophysical costs	$610,560	$-	$704,910
Salaries and benefits	221,783	-	221,783

	$832,343	$-	$926,693

NOTE 9 – Income taxes

As of January 31 the deferred tax asset is as follows:

	2007	2006
Net operating loss carryforwards	$4,272,200	$2,738,000
Temporary book and tax depreciation differences	(26,600)	-
Temporary accrued expense differences	3,400	-
Less valuation allowance	(4,249,000)	(2,738,000)
	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The change in the valuation allowance of $1,511,000 and $1,691,000 in the years ended January 31, 2007 and 2006 represents the benefit of the change in net operating loss carryforwards during the period.

At January 31, 2007 and 2006 the Company has a federal and state net operating loss carry-forward of approximately $11,060,000 and $7,100,000 that is available to offset future taxable income that expires at various dates through 2025 and through 2010, respectively.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended January 31, 2007 and 2006 is as follows:

	January 31, 2007	January 31, 2006
Income tax benefit at federal statutory rate	$(1,251,194)	$(1,463,362)
State income tax benefit, net of effect on federal taxes	(283,006)	(323,958)
Permanent differences and other (federal)	19,000	96,320
Permanent differences and other (state)	4,200
Increase in valuation allowance	1,511,000	1,691,000
Income tax expenses (benefit)	$-	$-

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10 – Related party transactions

The Company entered into the following transactions with related parties during the period ended January 31, 2007:

Paid or accrued $4,740 in rent. We rented an office from an officer on a month-to-month basis for $395 per month.

The Company advanced funds to Xstate Resources Arizona, Inc., a corporation in which our president James Briscoe is a board member. The advance is unsecured, non-interest bearing and due on demand. Balance at January 31, 2007 is $100.

The Company has a receivable balance due from Elle Venture, a general partnership in which the Company is a 50% partner, for subcontracting costs incurred by the Company in January 2007. The receivable is unsecured, non-interest bearing and is due on demand. Balance at January 31, 2007 is $37,413.

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

NOTE 11 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be approximately $298,600.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims are $100 for each ¼ section (160 acres) claim and $25 for each ¼ -¼ section (40 acres) claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. Rentals for the period from September 1, 2006 through September 1, 2007 total $72,300 and have been paid during the fiscal year ended January 31, 2007. The estimated state rentals due by November 30, 2007 for the period from September 1, 2007 through September 1, 2008 are $72,300. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5-year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental for the period from September 1, 2005 through September 1, 2007 is $125 per claim. Additional fees of $45 per claim for the period from September 1, 2005 through

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11 – Commitments - continued

September 1, 2007 are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals for the period from September 1, 2006 through September 1, 2007 are $206,795 and have been paid during the fiscal year ended January 31, 2007. The estimated rentals due by September 1, 2007 for the period from September 1, 2007 through September 1, 2008 are $175,000.

In September 2005, the Company began renting its office facility and warehouse on a month-to-month basis for $3,000 per month plus a pro rata share of utilities and maintenance. In October 2005, the rent increased to $3,150 per month. In October 2006, the rent increased to $3,650 per month. On December 1, 2006 the Company vacated the office facility and continues to rent the warehouse portion of the building on a month-to-month basis for $1,500 per month. For the year ended January 31, 2007 and 2006 the Company recognized rent expense of $35,500 and $15,600, respectively, related to this lease.

In November 2006, the Company began renting its current office space. The lease requires monthly payments of $3,571 for twelve months and then monthly payments of $3,697 for twelve months. The Company has the option to renew the lease for an additional two year term at an increase of 3.5% in rent per year. For the year ended January 31, 2007 the Company recognized rent expense of $7,142 related to this lease. Future minimum lease payments under this noncancellable lease are as follows:

Future minimum lease payments for the twelve months ended January 31,
2008	$43,104
2009	36,970
$80,074

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the year ended January 31, 2007 the Company recognized rent expense of $4,700 related to this lease.

Future minimum lease payments for the twelve months ended January 31,
2008	$4,700
2009	4,700
2010	1,175
$10,575

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,964 from October 2004 through May 2006 with the option to extend the lease to October 2006 and a deposit of one month’s rent. For the year ended January 31, 2007 the Company recognized rent expense of $5,892 related to this lease. The lease ended in May 2006 and was not renewed.

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,750 from May 15, 2006 through May 31, 2007 with the option to extend the lease to May 31, 2008 and a refundable deposit of $1,000. For the year ended January 31, 2007 the Company recognized rent expense of $14,275 related to this lease. Future minimum lease payments for the twelve months ended January 31, 2008 are $7,000.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11 – Commitments – continued

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

In January 2007, the Company entered into a twelve month contract with Equititrend Advisors, LLC in order to perform public and investor relations services. Equititrend Advisors, LLC is compensated for their services through the issuance of shares of the Company’s common stock. The Company issued 150,000 shares of common stock upon execution of the contract. The Company will issue 50,000 shares of common stock to Equititrend Advisors LLC upon the completion of the first, second and third quarter of the twelve month contract term. The contract may be cancelled by either party at anytime and any payment that has accrued will be made and any payment that has not yet accrued will not be required to be paid.

NOTE 12 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2007 were as follows:

Purchased a vehicle in exchange for long-term financing of $36,478.

Purchased a vehicle in exchange for long-term financing of $22,075.

Purchased equipment in exchange for capital lease obligation of $39,298.

Issued 150,000 shares to Equititrend Advisors LLC for public and investor relation services valued at $93,000.

Issued 256,637 shares to Cornell Capital Partners LP for a commitment fee valued at $290,000.

Issued 8,850 shares to Newbridge Securities Corp for a placement agent fee valued at $10,000.

Stock option compensation recorded at $610,560 for options issued to consultants.

Stock option compensation recorded at $221,783 for options issued to employees.

There were no significant non-cash investing and financing transactions for the twelve month period ended January 31, 2006.

NOTE 13 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 14 – Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, notes payable and a capital lease obligation. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 15 – Subsequent events

On February 27, 2007, we issued 386,648 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

On March 15, 2007, we issued 452,080 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

On March 28, 2007, we issued 279,100 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $164,416 net of fees of $6,500.

On April 2, 2007, we issued 516,351 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $284,500 net of fees of $15,500.

On March 21, 2007, we agreed to extend the term of the 3,886,717 one-half share purchase warrants issued in connection with a private placement financing on March 22, 2005. Each whole share purchase warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share and is exercisable until March 22, 2010.

On February 10, 2007, we purchased a vehicle in exchange for long-term financing of $30,975 with Chase Bank. The note is payable in monthly instalments of $644 including interest at 8.9% through maturity in February 2012 and is secured by a lien on the vehicle.

In February and March 2007 we perfected title to 457 standard Federal lode mining claims at the North Pipes Super Project. These claims were in progress at January 31, 2007.

In February 2007 the Company entered into a consulting contract with Hunter Wise Financial Group, LLC (“Hunter Wise”) to provide services to the Company in the areas of corporate development, financing, and consulting for a period of twelve months. Hunter Wise will receive compensation ranging from 3% to 8% of aggregate consideration for any sale, merger, acquisition, joint venture, strategic alliance, technology partnership, licensing agreement or similar agreement. For any debt investment or secured debt financing placed for the Company Hunter Wise shall receive a success fee equal to 6% of the gross proceeds received by the Company payable in cash, plus a success fee payable in Company stock equal to 3% of the gross proceeds received by the Company divided by the closing bid price of the common stock of the Company as of the date the Company receives the funds, plus purchase warrants in the Company, with a cashless exercise provision equal to 6% of the gross proceeds received by the Company exercisable at any time within 2 years from issuance at a strike price equal to 100% of the closing bid price of the common stock for the Company as of the date the Company received the funds. For any cash equity investment into the Company Hunter Wise shall receive a success fee payable in cash equal to 8% of the gross proceeds disbursed to the Company, plus a success fee payable in Company stock equal to 2% of the gross proceeds disbursed to the Company divided by the closing bid price of the common stock for the Company as of the date the Company receives the funds, plus purchase warrants in the Company with a cashless exercise provision equal to 5% of the gross proceeds disbursed to the Company divided by the lower of the price per share of the common stock of the Company as valued by the finance source for the purposes of the investment, or the closing bid price of the common stock on the date the Company received the funds exercisable at any time within 2 years from issuance at a strike rice equal to the lower of 100% of the price of the common stock of the Company as valued by the finance source for the purposes of the investment or the closing bid price of the common stock on the date the Company receives the funds.

On April 16, 2007 the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the change in focus to uranium exploration. The Company’s stock symbol was also changed to LBSU on that date.

LIBERTY STAR URANIUM & METALS CORP.

(FORMERLY LIBERTY STAR GOLD CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 16 – Going concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2007.

Management has secured approximately $6,500,000 in remaining financing under the Cornell Capital Partners Standby Equity Distribution Agreement to fund further exploration activity. The ability of the Company to request further advances under the Standby Equity Distribution Agreement may be limited as only 10,000,000 shares were registered in connection with the SEDA at an assumed offering price of $1.00 per share and the fluctuation of the Company’s stock price has resulted in several shares being issued to Cornell below the assumed offering price of $1.00 per share. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

78
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years, and in the subsequent interim periods, there were no disagreements with Semple, Marchal & Cooper, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Semple, Marchal & Cooper, LLP would have caused Semple, Marchal & Cooper, LLP to make reference to the matter in their report.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	President, Chief Executive Officer, Chairman of the Board and Director	65	February 3, 2004
Jon Young	Chief Financial Officer and Director	62	February 3, 2004
Gary Musil	Secretary and Director	55	October 23, 2003
John Guilbert	Director	75	February 5, 2004
Philip St. George	Director	48	May 9, 2005 to March 12, 2007

James Briscoe - Chief Executive Officer, President, Chairman of the Board and Director

Mr. Briscoe was appointed as our Chief Executive Officer, President, Chairman and a director on February 3, 2004. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. From 1996 to April 2005, Mr. Briscoe was the Vice President of Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe was also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. and President of Compania Minera JABA, S.A. de C.V. in Mexico. Compania Minera JABA, S.A. de C.V. is no longer active and is in the process of dissolution. During the periods of time indicated below, Mr. Briscoe served in the positions listed for the following two Canadian public companies:

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

Philip St. George –Director

Mr. St. George was appointed as one of our directors on May 9, 2005 and served as a director through March 12, 2007. Mr. St. George was our Vice President of Exploration from February 2004 through June 2006. During that time, Mr. St. George was managing the geotechnical work on our Big Chunk Super Project. Mr. St. George has over 25 years experience in the mining exploration business, with over 16 years with major mining companies. Mr. St. George’s experience in property development from exploration through production will guide our efforts with our Big Chunk Super Project.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held four formal meetings in the year ended January 31, 2007 and one formal meeting in the year ended January 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2007 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal years ended January 31, 2007 and January 31, 2006, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on March 13, 2004 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Liberty Star Uranium & Metals Corp., 3024 E Fort Lowell Road, Tucson, Arizona 85716.

Item 10.	EXECUTIVE COMPENSATION.

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)(7)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
James Briscoe Principal Executive Officer, President, CEO, Chairman and Director	2007 2006	120,000 98,750	14,173 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$134,173 $98,750
Jon Young Principal Financial Officer, CFO, Director, and Treasurer	2007 2006	36,000 36,000	Nil Nil	Nil Nil	138,300(2) Nil	Nil Nil	Nil Nil	Nil Nil	$174,300 $36,000
Philip St. George Former Vice President of Exploration and Former Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	246,400(3) Nil	Nil Nil	Nil Nil	7,012(6) 110,560(6)	$253,412 $110,560
David Boyer Geologist and GIS Specialist	2007 2006	65,004 16,154	Nil Nil	Nil Nil	143,660(4) Nil	Nil Nil	Nil Nil	Nil Nil	$208,664 $16,154
Erik Murdock Geologist and GIS Specialist	2007 2006	38,333 Nil	Nil Nil	Nil Nil	115,500(5) Nil	Nil Nil	Nil Nil	Nil Nil	$153,833 $0

(1) The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2) Mr. Young was awarded 75,000 incentive stock options on April 6, 2006 with a grant date fair value of $0.64 per share and another 215,000 options on December 8, 2006 with a grant date fair value of $0.42 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(3) Mr. St. George was awarded 385,000 incentive stock options on April 6, 2006 with a grant date fair value of $0.64 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(4) Mr. Boyer was awarded 44,000 incentive stock options on April 6, 2006 with a grant date fair value of $0.64 per share and another 275,000 options on December 8, 2006 with a grant date fair value of $0.42 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(5) Mr. Murdock was awarded 275,000 incentive stock options on December 8, 2006 with a grant date fair value of $0.42 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(6) We contracted with Mr. St. George as a full time consultant during our Alaska exploration activities. The other compensation represents amounts paid to Mr. St. George as a consultant.

(7) The Company granted options on April 6, 2006 that are exercisable at a price of $1.11 per share until April 6, 2016, and vest on the basis of 25% of the options on each of the 6 month anniversaries from the date of granting. The Company also granted options on December 8, 2006, and are exercisable at a price of $0.72 per share until December 8, 2016, and vest on the basis of 25% of the options on each of the 6 month anniversaries from the date of granting.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James Briscoe	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jon Young	120,000	Nil	Nil	$1.678	12/27/2014	Nil	Nil	Nil	Nil
Jon Young	18,750	Nil	56,250(1)	$1.11	4/6/2016	Nil	Nil	Nil	Nil
Jon Young	Nil	Nil	215,000(2)	$0.72	12/8/2016	Nil	Nil	Nil	Nil
Philip St. George	270,000	Nil	Nil	$1.678	12/27/2014	Nil	Nil	Nil	Nil
Philip St. George	96,250	Nil	288,750(1)	$1.11	4/6/2016	Nil	Nil	Nil	Nil
David Boyer	11,000	Nil	33,000(1)	$1.11	4/6/2016	Nil	Nil	Nil	Nil
David Boyer	Nil	Nil	275,000(2)	$0.72	12/8/2016	Nil	Nil	Nil	Nil
Erik Murdock	Nil	Nil	275,000(2)	$0.72	12/8/2016	Nil	Nil	Nil	Nil

(1)

Options vest 25% on each six month anniversary from the grant date of April 6, 2006. The vesting dates are as follows: 25% on October 6, 2006; 25% on April 6, 2007; 25% on October 6, 2007; and 25% on April 6, 2008.

(2)

Options vest 25% on each six month anniversary from the grant date of December 8, 2006. The vesting dates are as follows: 25% on June 8, 2007; 25% on December 8, 2007; 25% on June 8, 2008; and 25% on December 8, 2008.

COMPENSATION PLANS

As of January 31, 2007, we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our stockholders. On April 5, 2006 we granted 950,000 non-qualified stock options to non-employee consultants and 644,000 incentive stock options to employees exercisable at the price of $1.11 per share for a term of ten years. On December 8, 2006 we granted 160,000 non-qualified stock options to non-employee consultants and 1,430,000 incentive stock options to employees exercisable at the price of $0.72 per share for a term of ten years. The grant of stock options was made under the terms of the Company’s 2004 Stock Option Plan. During fiscal year ended January 31, 2007 the Company granted 65% of the total stock options to employees.

85
Number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2007	Weighted-average exercise price of outstanding options as at January 31, 2007	Number of securities remaining available for further issuance as at January 31, 2007
3,850,000	3,740,000	$1.01	110,000

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

Employment Contracts

We have not entered into any employment agreements or compensation arrangements with any of our named executive officers.

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

The following table sets forth for each director, unless such director is also a named executive officer, the particulars of all compensation paid or accruing for the last fiscal year ended.

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)(7)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
Gary Musil	Nil	Nil	13,440(1)	Nil	Nil	Nil	$13,440
John Guilbert	Nil	Nil	19,200(2)	Nil	Nil	900(3)	$20,100

(1)

Mr. Musil was awarded 21,000 options on April 6, 2006 with a grant date fair value of $0.64 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements beginning on page 48 of this document.

(2)

Mr. Guilbert was awarded 30,000 options on April 6, 2006 with a grant date fair value of $0.64 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements beginning on page 48 of this document.

(3)	Mr. Guilbert was compensated for consulting services provided as a member of the Company’s Technical Advisory Board.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 31, 2007 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of January 31, 2007, we had outstanding 41,101,069 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	8,750,000 (2)	21%
Jon Young 1985 E River Road Tucson AZ 85718 USA	Nil	0%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	Nil	0%

John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	Nil	0%
Philip St. George 17543 Toakoana Drive Eagle River, AK 99577 USA	Nil	0%
Directors and Executive Officers as a Group	8,750,000	21%

(1)

Based on 41,101,069 shares of common stock issued and outstanding as of January 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
23.1*	Consent of Semple, Marchal & Cooper, LLP
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on May 13, 2005.
*	Filed herewith.
Item 14.	Principal Accountants Fees and Services.

Audit Fees

For the fiscal year ended January 31, 2007, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB and for the review of our consolidated financial statements included in Forms 10-QSB were $78,695. For the fiscal year ended January 31, 2006, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $116,994.

Audit Related Fees

For the fiscal year ended January 31, 2007, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $18,180. For the fiscal year ended January 31, 2006, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended January 31, 2007, the aggregate fees billed by Semple & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0. For the fiscal year ended January 31, 2006, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Semple, Marchal & Cooper, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our consolidated financial statements, are provided internally or by other service providers. We do not engage Semple, Marchal & Cooper, LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Semple, Marchal & Cooper, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Semple, Marchal & Cooper, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Semple, Marchal & Cooper, LLP's independence.

90

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP. (Formerly Liberty Star Gold Corp.)

By: /s/ James Briscoe

James Briscoe

Chief Executive Officer,

President and Director

(Principal Executive Officer)

Dated: April 26, 2007

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: April 26, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Briscoe

James Briscoe

Chief Executive Officer,

President and Director

(Principal Executive Officer)

Dated: April 26, 2007

By: /s/ Jon Young

Jon Young

Chief Financial Officer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Dated: April 26, 2007

By: /s/ Gary Musil

Gary Musil

Secretary and Director

Dated: April 26, 2007

By: /s/ John Guilbert

Dr. John Guilbert

Director

Dated: April 26, 2007

CW1176019