Form 10QSB
period 2007-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2007-06-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-50071

LIBERTY STAR URANIUM & METALS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3024 E. Fort Lowell Road, Tucson, Arizona 85716
(Address of principal executive offices)

520-731-8786
(Issuer's telephone number)

Liberty Star Gold Corp.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,869,868 common shares issued and outstanding as of June 5, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.) Yes [ ] No [ X ]

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

Our condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "Company", and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiary Big Chunk Corp., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2007	January 31, 2007
	(Unaudited)	(Audited)
Current:
Cash and cash equivalents	$851,270	$676,309
Prepaid expenses	23,166	16,591
Other current assets	7,875	14,105
Due from related parties	7,396	37,513
Deposits	5,707	5,707
Total current assets	895,414	750,225

Property and equipment, net	462,431	346,521
Certificates of deposit	6,000	3,000
Deposits	10,000	-
Investment in Elle Venture	-	-

Total assets	$1,373,845	$1,099,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Current portion of long-term debt	$13,738	$8,143
Current portion of capital lease obligation	24,479	26,882
Accounts payable and accrued liabilities	193,118	111,315
Total current liabilities	231,335	146,340

Long-term debt, net of current portion	70,468	47,742
Capital lease obligation, net of current portion	-	2,783

Total liabilities	301,803	196,865

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares
authorized; 42,819,868 and 41,101,069 issued and
outstanding	42,820	41,101
Additional paid-in capital	17,209,745	16,082,319
Deficit accumulated during the exploration stage	(16,180,523)	(15,220,539)
Total stockholders’ equity	1,072,042	902,881

Total liabilities and stockholders’ equity	$1,373,845	$1,099,746

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from date
			of inception
	For the three	For the three	(August 20, 2001)
	months ended	months ended	to
	April 30, 2007	April 30, 2006	April 30, 2007
Revenues	$-	$-	$-

Expenses:
Geological and geophysical costs	613,495	822,006	8,027,097
Salaries and benefits	134,035	77,121	994,557
Accounting and auditing	53,476	82,749	554,568
Public relations	6,817	1,143	398,711
Depreciation	27,224	12,620	130,969
Legal	40,887	30,159	379,110
Professional services	-	-	143,992
Office	86,911	74,188	928,720
Travel	400	9,098	113,479
Impairment loss	-	-	15,907,500
Net operating expenses	963,245	1,109,084	27,578,703

Loss from operations	(963,245)	(1,109,084)	(27,578,703)

Other income:
Interest income	5,626	4,404	95,104
Interest expense	(2,365)	-	(4,389)
Gain (loss) on disposal of assets	-	-	(406)
Other income	-	-	100,000
Income from Elle Venture	-	-	-
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income	3,261	4,404	198,180

Loss before income taxes	(959,984)	(1,104,680)	(27,380,523)

Income tax expense	-	-	-

Net loss	$(959,984)	$(1,104,680)	$(27,380,523)

Basic and diluted net loss per share of common
stock	$(0.02)	$(0.03)	$(0.91)

Basic and diluted weighted average number of
shares of common stock outstanding	41,879,521	37,146,786	30,224,332

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stockholders’
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001	-	$-	$-	$-	$-
(Date of inception)
Common stock issued for cash	20,000,000	20,000	80,000	-	100,000

Net loss for the period from inception
to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939
Net loss for the twelve month period
ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328
Net loss for the twelve month period
ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)
Net loss for the one month transition
period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000

Issuance of common stock and warrants
private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the twelve month period
ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants
private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants
private placement	1,970	2	(2)	-	-
Net loss for the twelve month period
ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	3,696,895	3,697	2,242,298		2,245,995
Issuance of common stock for services	150,000	150	92,850		93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants	-	-	610,560	-	610,560
Options granted to employees	-	-	221,783	-	221,783
Net loss for the twelve month period ended
January 31 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319	(15,220,539)	902,881
Issuance of common stock	1,718,799	1,719	1,072,698	-	1,074,417
Options granted to employees	-	-	54,728	-	54,728
Net loss for the three month period ended
April 30, 2007	-	-	-	(959,984)	(959,984)
Balance, April 30, 2007	42,819,868	$42,820	$17,209,745	$(16,180,523)	$1,072,042

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			date of inception
	For the three	For the three	(August 20, 2001)
	months ended	months ended	to
	April 30, 2007	April 30, 2006	April 30, 2007
Cash flows from operating activities
Net loss	$(959,984)	$(1,104,680)	$(27,380,523)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation expense	27,224	12,620	130,969
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Loss on disposal of fixed asset	-	-	406
Share based compensation	54,728	625,173	980,072
Changes in assets and liabilities:
Prepaid expenses	(6,575)	(4,379)	64,684
Other current assets	6,230	-	(7,875)
Deposits	(10,000)	-	(15,707)
Certificates of deposit	(3,000)	-	(6,000)
Accounts payable and accrued expenses	81,803	17,728	187,103
Net cash used in operating activities	(809,574)	(453,538)	(9,796,286)

Cash flows from investing activities
Proceeds from the sale of fixed asset	-	-	8,005
Purchase of equipment	(112,159)	(15,659)	(472,985)
Net cash used in investing activities	(112,159)	(15,659)	(464,980)

Cash flows from financing activities
Proceeds from the issuance of common stock	1,074,417	-	11,160,073
Expenses of common stock issuance	-	(20,000)	(20,000)
Principal activity on notes payable	(2,654)	-	(5,322)
Principal activity on capital lease obligation	(5,186)	-	(14,819)
Net (advances) repayments from related parties	30,117	-	(7,396)
Net cash provided by (used in) financing activities	1,096,694	(20,000)	11,112,536

Net increase (decrease) in cash and cash equivalents
for period	174,961	(489,197)	851,270

Cash and cash equivalents, beginning of period	676,309	933,102	-

Cash and cash equivalents, end of period	$851,270	$443,905	$851,270

Interest paid during the period	$2,365	$-	$4,389

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company” or “We”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. Until Titanium entered into the transaction to purchase Liberty Star Gold Corp. (“Liberty Star Nevada”), its focus consisted primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Following a review and evaluation of the textile trade centre website business in December 2003, Titanium’s board of directors determined to discontinue the website operations and change the focus of the Company’s business operations to become an exploration stage company engaged in the acquisition and exploration of mineral properties. Titanium was considered to be a development stage company in the Internet textile trade business as it had not generated any revenue from internet textile trade operations. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration.

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

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with Xstate Resources Limited (“Xstate”). The Company holds a 50% interest in the Elle Venture, a general partnership with Xstate that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 square mile joint venture area.

These condensed consolidated financial statements include the results of operations and cash flows of Big Chunk from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 1 – Organization - continued

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

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-KSB for the year ended January 31, 2007 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2007 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operation for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - Summary of significant accounting policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company's condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP") in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements. The significant accounting policies adopted by the Company are as follows:

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

The valuation of stock-based compensation and the determination of useful lives of depreciable assets are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Chunk, from the date of acquisition, February 5, 2004. All significant intercompany accounts and transactions have been eliminated upon consolidation.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 3 - Summary of significant accounting policies - continued

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At April 30, 2007 and January 31, 2007, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $798,000 and $681,000, respectively.

Mineral claim costs

Mineral claim costs of carrying, retaining and developing properties are charged to expense in the period incurred in our geological and geophysical costs.

Investment in Elle Venture

Investment in Elle Venture, a general partnership in which the Company is a 50% partner, is accounted for by the equity method as effective control of the venture rests with Xstate Resources Limited, our joint venture partner.

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

The estimated useful lives range from 2 to 7 years. At April 30, 2007 and January 31, 2007 accumulated depreciation was $127,534 and $100,310, respectively.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 3 - Summary of significant accounting policies – continued

Environmental expenditures – continued

Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at April 30, 2007 and January 31, 2007.

Stock-based compensation

The Company’s stock-based compensation arrangements are designed to attract and retain employees and non-employee consultants. The amount, frequency, and terms of stock-based awards may vary based on competitive practices, company operating results, and government regulations. The Company may grant non-qualified and incentive stock options to employees and non-qualified stock options to non-employee consultants. New shares are issued upon option exercises. On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all stock-based compensation under the fair value method. The Company charges stock-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s requisite service period. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 1, 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 1, 2006 had been determined to be $0, based on the Black-Scholes Valuation method. The Company determines the measurement date for stock options granted to non-employee consultants using EITF 96-18. Prior period consolidated financial statements have not been adjusted to reflect fair value stock-based compensation expense under SFAS 123R for options issued to employees.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At April 30, 2007 and January 31, 2007, there were 5,029,342 and 5,684,342 potentially dilutive instruments outstanding, respectively, that were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. The fair

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 3 - Summary of significant accounting policies – continued

Recently issued accounting standards – continued

value measurement may be applied instrument by instrument and is irrevocable. Financial assets and liabilities are eligible for the fair value measurement option established by this statement except: financial assets and liabilities recognized under leases as defined in FASB Statement No. 13; deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions; financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity; investments that are required to be consolidated; employers’ and plans’ obligations, postemployment benefits, employee stock options and stock purchase plans, and other forms of deferred compensation. This statement also permits fair value measurement for firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contract and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of a fiscal year that beings on or before November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its results of operations or financial position.

NOTE 4 – Mineral claims

On April 30, 2007 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On April 30, 2007 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

On April 30, 2007 the Company also held a 100% interest in 1,856 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, titles to all properties are in good standing as of April 30, 2007.

On April 30, 2007 the Company had staked but not yet perfected title to 90 potential standard Federal lode mining claims spanning approximately 3 square miles on the Colorado Plateau Province of Northern Arizona (“claims in progress”). The Company has 90 days from staking, or approximately July 2007, to make the first year’s rental payment and filing fees of approximately $170 per claim, $15,300 for all 90 claims, and complete the filing of the claims in progress with the U.S. Bureau of Land Management. If the claims in progress are not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government.

NOTE 5 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with Xstate Resources Limited (“Xstate”) that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 mile joint venture area. At April 30, 2007 the Elle Venture held a 100% interest in 14 standard Federal lode mining claims located on the Colorado Plateau Province of Northern Arizona (“Elle Venture Claims”). The Elle Venture commenced on December 15, 2006 and Xstate earned a 50% interest in the joint venture when Xstate deposited $2,900,000 into the joint venture bank account. Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. After the initial $2,900,000 is expended each party agrees to contribute to the Elle Venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s interest will be diluted.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 5 – Investment in Elle Venture - continued

At April 30, 2007 the Company made no capital contributions to the Elle Venture and was not at risk for any of the Elle Venture losses. The investment in Elle Venture at April 30, 2007 is $0. The Elle Venture recongnized no revenues from inception through April 30, 2007.

Summary financial information of Elle Venture at:

	April 30, 2007	January 31, 2007
Current assets	$2,194,000	$2,768,292
Other assets	50,000	50,000
Total assets	$2,244,000	$2,818,292

Current liabilities	$8,499	$46,192
Total liabilities	8,499	46,192

Partners’ capital	2,235,501	2,772,100
Total liabilities and partners’ capital	$2,244,000	$2,818,292

Net loss from inception (December 15,
2006) to the period ended	$(664,498)	$(127,899)

NOTE 6 – Long-term debt

Note payable to Chase Bank payable in monthly instalments of $471 including interest at a fixed rate of 10% through maturity in April 2011, secured by a lien on a vehicle. Principal balance at April 30, 2007 and January 31, 2007 is $18,472 and $19,407, respectively. Carrying amount of vehicle that serves as collateral is $17,292 and $18,396 at April 30, 2007 and January 31, 2007, respectively.

Note payable to Chase Bank payable in monthly instalments of $658 including interest at a fixed rate of 8.9% through maturity in February 2013, secured by a lien on a vehicle. Principal balance at April 30, 2007 and January 31, 2007 is $35,461 and $36,478, respectively. Carrying amount of vehicle that serves as collateral is $36,846 and $38,820 at April 30, 2007 and January 31, 2007, respectively.

Note payable to Chase Bank payable in monthly instalments of $644 including interest at a fixed rate of 8.9% through maturity in February 2012, secured by a lien on a vehicle. Principal balance at April 30, 2007 and January 31, 2007 is $30,273 and $0, respectively. Carrying amount of vehicle that serves as collateral is $30,376 and $0 at April 30, 2007 and January 31, 2007, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 6 – Long-term debt - continued

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended April 30,
2008	$13,738
2009	15,487
2010	16,976
2011	18,481
2012	13,177
Thereafter	6,347

84,206
Less current maturities	(13,738)

$70,468

NOTE 7– Capital lease obligation

In November 2006, the Company entered into a noncancelable capital lease with Thermo Fisher Financial Services, Inc. for a Niton XLp 532 Industrial Analyzer. The lease calls for an initial down payment of $2,894 payable at lease signing in November 2006, a $7,000 onetime payment in January 2007 and 11 monthly payments of $2,794 beginning in April 2007. The Company has recorded an asset of $39,298 related to this lease. At April 30, 2007 and January 31, 2007 amortization expense of $1,403 and $0, respectively and accumulated amortization of $1,403 and $0, respectively has been recorded in relation to this lease.

The future minimum lease payments related to this lease are as follows:

For the twelve months ended April 30, 2008	$24,917

Less amount representing interest	(438)

Capital lease obligation	24,479
Less current portion	(24,479)

Capital lease obligation, net of current portion	$-

NOTE 8 – Common stock

As of April 30, 2007, there were 3,888,687 one-half share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.89 years and exercise price of $1.50 per whole warrant for one common share.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 8– Common stock – continued

Whole share purchase warrants outstanding at April 30, 2007 are as follows:

	Number of whole	Weighted average
	share purchase	exercise price per
	warrants	share
Outstanding, January 31, 2006	2,744,342	$1.57

Forfeited or expired	(800,000)	1.75

Outstanding, January 31, 2007	1,944,342	$1.50

Issued	-	-
Forfeited or expired	-	-
Exercised	-	-

Outstanding, April 30, 2007	1,944,342	$1.50
Exercisable, April 30, 2007	1,944,342	$1.50

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 8– Common stock – continued

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

On April 20, 2007, we issued 84,620 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $56,500 net of fees of $3,500.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 9– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed two years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2004 Stock Option Plan at April 30, 2007 and January 31, 2007, are 765,000 and 110,000, respectively.

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

The following tables summarize the Company’s stock option activity under the 2004 Stock Option Plan during the period ended April 30, 2007.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 9– Stock-based compensation – continued

Incentive stock options to employees outstanding at April 30, 2007 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2007	2,581,000	$1.005

Granted	-	-
Forfeited	(288,750)	1.110
Expired	(366,250)	1.529

Outstanding, April 30, 2007	1,926,000	$0.890	9.29	$-

Exercisable, at April 30, 2007	366,500	$1.477	8.12	$-

Non-qualified stock options to non-employee consultants outstanding at April 30, 2007 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2007	1,159,000	$1.138

Granted	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding, April 30, 2007	1,159,000	$1.138	8.85	$-

Exercisable, at April 30, 2007	584,500	$1.265	8.59	$-

The aggregate intrinsic value is calculated based on the April 30, 2007 stock price of $0.57 per share.

A summary of the status of the Company’s nonvested shares as of April 30, 2007 and changes during the three month period ended April 30, 2007 is presented below: Incentive stock options granted to employees:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2007	1,913,000	$0.476
Forfeited	(288,750)	0.640
Vested	(64,750)	0.640

Nonvested at April 30, 2007	1,559,500	$0.438

Vested during the period ended April 30, 2007	64,750	$0.640

Total fair value of options vested during the period
ended April 30, 2007		$41,440

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 9– Stock-based compensation – continued

Non-qualified stock options granted to non-employee consultants:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2007	786,750	$0.598
Vested	(212,250)	0.640

Nonvested at April 30, 2007	574,500	$0.583

Vested during the period ended April 30, 2007	212,250	0.640

Total fair value of options vested during the period
ended April 30, 2007		$135,840

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. To estimate the fair value of the April 6, 2006 stock option grant, the Company used the following assumptions: 64% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.84% risk-free interest rate. To estimate the fair value of the December 8, 2006 stock option grant, the Company used the following assumptions: 65% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.53% risk-free interest rate.

The weighted average grant date fair value of the options granted during the twelve month period ended January 31, 2007 was $0.53 per option. There were no options granted during the three month period ended April 30, 2007. There were no options exercised during the three month period ended April 30, 2007 and the twelve month period ended January 31, 2007 and the period from inception (August 20, 2001) to April 30, 2007. We recognized share-based compensation expense of $54,728 during the three months ended April 30, 2007, $625,173 during the three months ended April 30, 2006 and $981,421 for the period from inception (August 20, 2001) to April 30, 2007. Unrecognized share-based compensation for all share-based awards outstanding as of April 30, 2007 totalled $489,848 and is expected to be recognized over a weighted average remaining period of 1.51 years using the straight-line method.

Share-based compensation expense is reported in our statement of operations as follows:

	Three months	Three months	Period from
	ended	ended	Inception to
	April 30, 2007	April 30, 2006	April 30, 2007
Geological and geophysical costs	$-	$608,000	$704,910
Salaries and benefits	54,728	17,173	276,511

	$54,728	$625,173	$981,421

NOTE 10 – Related party transactions

The Company entered into the following transactions with related parties during the period ended April 30, 2007:

Paid or accrued $1,498 in rent. We rented an office from an officer on a month-to-month basis for $499 per month.

The Company advanced funds to Xstate Resources Arizona, Inc., a corporation in which our president James Briscoe is a board member. The advance is unsecured, non-interest bearing and due on demand. Balance at April 30, 2007 is $100.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 10 – Related party transactions - continued

The Company has a receivable balance due from Elle Venture, a general partnership in which the Company is a 50% partner, for subcontracting costs incurred by the Company in April 2007. The receivable is unsecured, non-interest bearing and is due on demand. Balance at April 30, 2007 is $7,296.

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental for the period from September 1, 2005 through September 1, 2007 is $125 per claim. Additional fees of $45 per claim for the period from September 1, 2005 through September 1, 2007 are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals for the period from September 1, 2006 through September 1, 2007 are $284,485, of which $206,795 was paid during the fiscal year ended January 31, 2007 and $77,690 was paid during the three months ended April 30, 2007. The estimated rentals due by September 1, 2007 for the period from September 1, 2007 through September 1, 2008 are $234,000.

The Company rents a warehouse on a month-to-month basis for $1,500 per month. For the three months ended April 30, 2007 the Company recognized rent expense of $4,500 related to this lease.

In November 2006, the Company began renting its current office space. The lease requires monthly payments of $3,571 for twelve months and then monthly payments of $3,697 for twelve months. The Company has the option to renew the lease for an additional two year term at an increase of 3.5% in rent per year. During the three months ended April 30, 2007 the Company recognized rent expense of $10,713 related to this lease. Future minimum lease payments under this noncancellable lease are as follows:

Future minimum lease payments for the twelve months ended April 30,
2008	$43,482
2009	25,879
$69,361

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 11 – Commitments - continued

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the three months ended April 30, 2007 the Company recognized rent expense of $1,175 related to this lease.

Future minimum lease payments for the twelve months ended April 30,
2008	$4,700
2009	4,700
$9,400

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $1,750 from May 15, 2006 through May 31, 2007 with the option to extend the lease to May 31, 2008 and a refundable deposit of $1,000. For the three months ended April 30, 2007 the Company recognized rent expense of $5,250 related to this lease. Future minimum lease payments for the twelve months ended April 30, 2008 are $1,750.

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

In February 2007 the Company entered into a consulting contract with Hunter Wise Financial Group, LLC (“Hunter Wise”) to provide services to the Company in the areas of corporate development, financing, and consulting for a period of twelve months. Hunter Wise will receive compensation ranging from 3% to 8% of aggregate consideration for any sale, merger, acquisition, joint venture, strategic alliance, technology partnership, licensing agreement or similar agreement. For any debt investment or secured debt financing placed for the Company Hunter Wise shall receive a success fee equal to 6% of the gross proceeds received by the Company payable in cash, plus a success fee payable in Company stock equal to 3% of the gross proceeds received by the Company divided by the closing bid price of the common stock of the Company as of the date the Company receives the funds, plus purchase warrants in the Company, with a cashless exercise provision equal to 6% of the gross proceeds received by the Company exercisable at any time within 2 years from issuance at a strike price equal to 100% of the closing bid price of the common stock for the Company as of the date the Company received the funds. For any cash equity investment into the Company Hunter Wise shall receive a success fee payable in cash equal to 8% of the gross proceeds disbursed to the Company, plus a success fee payable in Company stock equal to 2% of the gross proceeds disbursed to the Company divided by the closing bid price of the common stock for the Company as of the date the Company receives the funds, plus purchase warrants in the Company with a cashless exercise provision equal to 5% of the gross proceeds disbursed to the Company divided by the lower of the price per share of the common stock of the Company as valued by the finance source for the purposes of the investment, or the closing bid price of the common stock on the date the Company received the funds exercisable at any time within 2 years from issuance at a strike price equal to the lower of 100% of the price of the common stock of the Company as valued by the finance source for the purposes of the investment or the closing bid price of the common stock on the date the Company receives the funds.

NOTE 12 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the three month period ended April 30, 2007 were as follows:

Purchased a vehicle in exchange for long-term financing of $30,975 and cash of $1,000.

Stock option compensation recorded at $54,728 for options issued to employees.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 13 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 14 – Financial instruments

The Company's financial instruments consist of cash and cash equivalents, certificates of deposit, accounts payable, accrued liabilities, notes payable and a capital lease obligation. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

NOTE 15 – Subsequent events

In May 2007, the Company entered into a lease for lodging in Fredonia, Arizona in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $800 from May 2007 through June 2007 and monthly payments of $1,800 from July 2007 through June 2008.

In May 2007 the Company granted 10,000 incentive stock options to an employee under the 2004 Stock Option Plan. The options have an exercise price of $1.11 per share and an expiration date of April 6, 2016. The options are 50% vested on the grant date and vest 25% on October 6, 2007 and April 6, 2008.

In May 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,237. The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes begins in November 2007 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest. The Company may elect to make repayments in cash or by the issuance of common stock of the Company. The stock will be issued at the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company. As a condition to the financing of the Unsecured Convertible Promissory Notes, the Company cannot exercise any of its rights under the Standby Equity Distribution Agreement entered into with Cornell Capital Partner, LP on March 8, 2006, unless approved in writing by each of the convertible note holders. The proceeds of the private placement will be used for working capital, the exploration of mineral properties and/or acquiring additional mineral properties.

In May 2007, the Company issued 6,769,228 common stock purchase warrants to the holders of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.75 per share and are exercisable for 5 years.

In May 2007, the Company issued 338,461 common stock purchase warrants to Hunter Wise Securities, LLC pursuant to their role as placement agent for the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.75 per share and are exercisable for 5 years.

In May 2007, the Company staked discovery posts on an additional 63 potential federal lode mining claims at the North Pipes Super Project. The Company has 90 days from the date of staking to pay the first year’s rental fee and initial filing fees in order to perfect these claims or title will revert back to the federal government. Rental fees and filing fees to perfect these claims is approximately $10,700.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

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

Management has secured approximately $4,400,000 in financing from the Unsecured Convertible Promissory Notes to fund further exploration activity, however, we may need additional funds to achieve our objectives. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We had cash in the amount of $851,270 and working capital of $664,079 as of April 30, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the senior unsecured two year convertible promissory notes (“Unsecured Convertible Promissory Notes”), further described in Note 15 of the condensed consolidated financial statements included in this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2007 is $27,380,523. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2007 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

Existing shareholders will experience significant dilution from our sale of shares under the Unsecured Convertible Promissory Notes.

Dilution will likely occur because of the Unsecured Convertible Promissory Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the Unsecured Convertible Promissory Notes for a total of $4,400,000 plus 8% interest per year, may be converted into shares of our common stock at $0.65 per share. The Unsecured Convertible Promissory Notes mature on May 11, 2009. Second, the 7,107,689 common share purchase warrants that we issued on May 11, 2007 may be exercised at $0.75 per share until they expire on May 11, 2012. Third, if the registration statement that we are required to file to register the shares and warrants that are subject to the Unsecured Convertible Promissory Notes is not declared effective by a certain date we will likely have to pay investors additional shares as liquidated damages. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

The sale of our stock under the unsecured convertible promissory note and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. Regardless of our activities, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more, which may cause other shareholders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common shares will likely decline.

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

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Our Current Business

We were incorporated August 20, 2001 in the State of Nevada, under the name "Titanium Intelligence, Inc." From incorporation until January 2004, we were a development stage company focused primarily on developing an Internet textile trade center website to facilitate the trade of textile products manufactured in China. We began to operate a textile trade center website on April 2, 2002. Our board of directors completed a review and evaluation of our textile trade center website business in December 2003 and determined in January 2004 to discontinue our textile trade center website operations and become an exploration stage company engaged in the acquisition and exploration of mineral properties. From February 2004 to April 2007 we operated under the name Liberty Star Gold Corp. On April 16, 2007 we changed our name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration.

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

The Company also holds a 100% interest in 1,856 Federal lode mining claims covering approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Super Project”). The 1,856 Federal lode mining claims include approximately 340 breccia pipe targets (“Pipes”). The Company is in the process of staking additional mineral claims at the North Pipes Super Project. The Company has 90 days from staking to perfect the claims, which means to pay the first year’s rental fee and complete the filing of the staked claims with the U.S. Bureau of Land Management. If the title to the staked claims is not perfected within 90 days the Company may re-stake the claims. If the Company does not re-stake the claims, title reverts back to the federal government. Currently the Company has staked but not yet perfected title to 153 additional potential claims at the North Pipes Super Project. We plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium.

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

We have begun field work at our North Pipes Super Project and at the Elle Venture Claims, beginning with ground electrical geophysics surveys. The geophysics surveys have covered 22 line miles. We have analyzed geophysical survey results at the Rock SW project (a sub-project of our North Pipes Super Project) and obtained permits for five drill holes at this site. We have analyzed geophysical survey results at the Elle Venture claims (a sub-project of our North Pipes Super Project) and obtained permits for three drill holes at this site. The Company drilled two rotary drill holes on the Elle Venture claims and one rotary drill hole on the Rock SW claims in February 2007 but failed to intersect the centers of the breccia pipes. As a result, the drilling was postponed and a geochemical testing program was planned. In June 2007 we plan to begin collecting and analyzing up to a total of 13,000 samples to be taken from our breccia pipe targets for geochemical testing. A drilling program will be designed around the results of the geophysical and geochemical testing. We have established a field office in Fredonia, Arizona for the Company.

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

The difficulties are likely connected to efforts by lobbying organizations that insist that mining operations in the region would pollute rivers and trout and salmon fisheries draining into Bristol Bay lying to the west and disturb a large amount of forest land. It is our management’s estimate that it will take several years before these environmental issues are resolved management believes that, in the mean time, our limited resources are better spent on exploration at the North Pipes Super Project.

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

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a federal or state mining claim, state prospecting permit or lease). After acquisition, exploration would probably begin with a surface examination by a professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground). Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration would conclude with a feasibility study to determine whether mining the minerals would make economic sense. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

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

Our Arizona claims are Federal lode mining claims located on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon every September 1st in the amount of $125 per mining claim. In the first year of filing a new claim the rental fee of $125 must be paid along with initial filing fees of $45 per mining claim. Rentals and initial filing fees for the period from September 1, 2006 through September 1, 2007 of approximately $285,000 have been paid. To keep our properties in good standing we must pay annual rental fees due September 1, 2007 of approximately $232,000. There is no requirement for annual assessment or exploration work on the Federal lode mining claims.

In order to proceed with any drilling program on our Arizona claims, we will have to apply for various permits with the State of Arizona and the Federal Bureau of Land Management (“USBLM”). The permitting process takes several weeks. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized after geophysical and geochemical testing. Drill permits for five drilling holes at Rock SW were received in September 2006 and drill permits for three holes on the Elle Venture claims were received in February 2007. The drilling permit fees are anticipated to be approximately $3,000 per pipe and also require a reclamation bond of up to $50,000 per pipe. The cost of contractors assisting with the drilling permitting process is estimated to be approximately $10,000 per pipe. The drilling permitting process will be ongoing as additional geophysical and geochemical testing results are received. The cost of the drilling program is estimated to be $2,000,000 per pipe. A drill rig was available to start drilling and drilling commenced in February 2007.

In order to proceed with mining operations on our Arizona claims, we will have to apply for various permits with the State of Arizona and various Federal agencies. We will engage a full service environmental firm to provide turnkey comprehensive services for mine permitting. Using a fast track approach with the various requirements and agencies, we believe that a mine in this area could be permitted for production in about twelve months. The cost of mine permitting, including cost of contractors assisting with the permitting process, is estimated to be between $95,000 and $150,000 per mine location. The mining permitting process will commence as the results of our drilling program are analyzed.

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

Cash Requirements

Over the next twelve months we intend to continue our exploration program at the North Pipes Super Project in northern Arizona. We also plan to pay annual rental fees to maintain our claims at the Big Chunk Super Project and the Bonanza Hills claims in Alaska. We anticipate that we will incur expenses over the next twelve months for geological, geophysical, and geochemical studies and interpretation of that data. We also anticipate that we will incur expense over the next twelve months for the exploratory drilling program at the North Pipes Super Project.

Our anticipated cash requirement over the next twelve months is $4,000,000. We received approximately $4,000,000 from the sale of Unsecured Convertible Promissory Notes completed in May 2007. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the three months ended April 30, 2007 was $1,096,694.

Over the next twelve months we intend to use all available funds to expand on the exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Geological and geophysical exploration expenses	$ 2,931,000
Salaries and benefits	227,000
Accounting and auditing	180,000
Public relations	210,000
Legal fees	145,000
Office, general and administrative	282,000
Travel	25,000
Total	$ 4,000,000

The results that we expect to be able to accomplish with our current budgeted expenditures of approximately $4,000,000 will be limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

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

Personnel

As of April 30, 2007, we had ten full time employees and eight part-time employees. Currently we employ or have on contract four full time geologists, including President and CEO, James Briscoe, one junior geologist Chelsea Wood and geologists David Boyer

M.Sc. and Erik Murdock M.Sc. who also specialize in computer mapping. We have contracted with Dr. Karen Wenrich as a consultant on uranium exploration. We have further contracted with experienced field crewmembers and geochemical samplers for their services. In all, there will be up to 20 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2007 through December 31, 2007.

Results of Operations for the Three Months Ended April 30, 2007

The following discussion and analysis of the results of operations and financial condition of our Company for the three months ended April 30, 2007 should be read in conjunction with the condensed consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the fiscal year ended January 31, 2007 filed with the United States Securities and Exchange Commission.

We have had no revenues since August 20, 2001 (inception).

Our net cash provided by financing activities during the three months ended April 30, 2007 was $1,096,694. Our net cash used in financing activities during the three months ended April 30, 2006 was $(20,000). The increase in cash provided by financing activities during the three months ended April 30, 2007 resulted from the sales of stock to Cornell Capital Partners pursuant to the Standby Equity Distribution Agreement.

We had a net loss of $(959,984) for the three months ended April 30, 2007 compared to a net loss of $(1,104,680) for the three months ended April 30, 2006. Geological and geophysical costs for the three months ended April 30, 2007 were $613,495 compared to $822,006 for the three months ended April 30, 2006. The change in net loss was largely due to the reduction in geological and geophysical costs and an increase in salaries due to an increase in staff. The reduction of geological and geophysical exploration costs was the result of two factors. First, in April 2006 we incurred approximately $600,000 of stock-based compensation expense related to stock options granted to geology consultants; however, in the three months ended April 30, 2007 we did not grant any stock options to geology consultants and therefore, recorded no expense for stock-based compensation. Second, we incurred more geological and geophysical exploration costs in the three months ended April 30, 2007 as a result of the mineral claim acquisition program and drilling program performed at the North Pipes Super Project. During the three months ended April 30, 2006 we performed minimal exploration activities because we were unable to advance funds from the Cornell Capital Partners Standby Equity Distribution Agreement until June 2006.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $851,270 as of April 30, 2007. We had working capital of $664,079 as of April 30, 2007. Our total liabilities as of April 30, 2007 were $301,803 as compared to total liabilities of $196,865 as of January 31, 2007. The increase in liabilities was due to new long-term debt incurred for the purchase of field equipment.

In May 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,237. The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes begins in November 2007 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest. The Company may elect to make repayments in cash or by the issuance of common stock of the Company. The stock will be issued at the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company. As a condition to the financing of the Unsecured Convertible Promissory Notes, the Company cannot exercise any of its rights under the Standby Equity Distribution Agreement entered into with Cornell Capital Partner, LP on March 8, 2006, unless approved in writing by each of the convertible note holders. The proceeds of the private placement will be used for working capital, exploration of mineral properties and/or acquiring additional mineral properties.

In May 2007, the Company issued 6,769,228 common stock purchase warrants to the holders of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.75 per share and are exercisable for 5 years.

In May 2007, the Company issued 338,461 common stock purchase warrants to Hunter Wise Securities, LLC pursuant to their role as placement agent for the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.75 per share and are exercisable for 5 years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 5, 2004 and subsequently changed our year end from December 31 to January 31. Under accounting principles generally accepted United States of America (“GAAP”), this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our condensed consolidated financial statements for the period ended April 30, 2007 reflect financial information for the three month period ended April 30, 2007, the three month period ended April 30, 2006, as well as from inception (August 20, 2001) through April 30, 2007.

PENDING ACCOUNTING POLICIES

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of Liberty Star Uranium & Metals Corp. have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies adopted by the Company are described in Note 3 of the condensed consolidated financial statements.

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our condensed consolidated financial statements for the period ended April 30, 2007. Our total stockholders’ equity at April 30, 2007 was $1,072,042. All exploration costs are expensed as incurred.

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, these condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

On April 20, 2007, we issued 84,620 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $56,500 net of fees of $3,500.

In May 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,237. The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes begins in November 2007 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest. The Company may elect to make repayments in cash or by the issuance of common stock of the Company. The stock will be issued at the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company. As a condition to the financing of the Unsecured Convertible Promissory Notes, the Company cannot exercise any of its rights under the Standby Equity Distribution Agreement entered into with Cornell Capital Partner, LP on March 8, 2006, unless approved in writing by each of the convertible note holders. The proceeds of the private placement will be used or working capital, the exploration of mineral properties and/or acquiring additional mineral properties.

In May 2007, the Company issued 6,769,228 common stock purchase warrants to the holders of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.75 per share and are exercisable for 5 years.

In May 2007, the Company issued 338,461 common stock purchase warrants to Hunter Wise Securities, LLC pursuant to their role as placement agent for the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.75 per share and are exercisable for 5 years.

All proceeds received were used for exploration of our mineral properties and working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)

Exhibit Number	Description of Exhibit
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.10	Form of Subscription Agreement for Canadian investors for March 2005 private placement(7)
10.11	Form of Subscription Agreement for US investors for March 2005 private placement(7)
10.12	Form of Subscription Agreement for Overseas investors for March 2005 private placement(7)
10.13	Form of Registration Rights Agreement for March 2005 private placement(7)
10.14	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(8)
10.15	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(8)
10.16	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(8)
10.17	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (9)
10.18	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (10)
10.19	Form of Securities Purchase Agreement for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.20	Form of Convertible Promissory Note for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.21	Form of Common Stock Purchase Warrant for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.22	List of Subscribers for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.

(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(7)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 19, 2005.

(8)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By: /s/ James Briscoe

James Briscoe, President, Chairman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 8, 2007

By: /s/ Jon Young

Jon Young, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: June 8, 2007