Form 10QSB
period 2007-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2007-09-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,931,868 common shares issued and outstanding as of August 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2007	January 31, 2007
	(Unaudited)	(Audited)
Current:
Cash and cash equivalents	$4,187,519	$676,309
Prepaid expenses	26,486	16,591
Other current assets	-	14,105
Due from related parties	51,858	37,513
Deposits	5,207	5,707
Total current assets	4,271,070	750,225

Property and equipment, net	495,030	346,521
Certificates of deposit	6,000	3,000
Deposits	10,000	-
Deferred financing charges, net	409,803	-
Investment in Elle Venture	-	-

Total assets	$5,191,903	$1,099,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Current portion of long-term debt	$14,056	$8,143
Current portion of capital lease obligation	16,406	26,882
Current portion of convertible promissory notes, net of
discounts	51,710	-
Accounts payable and accrued liabilities	197,955	111,315
Accrued interest	78,115	-
Total current liabilities	358,242	146,340

Long-term debt, net of current portion	66,730	47,742
Convertible promissory notes, net of current portion and discounts	1,484,687	-
Capital lease obligation, net of current portion	-	2,783

Total liabilities	1,909,659	196,865

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares
authorized; 42,869,868 and 41,101,069 issued and
outstanding	42,870	41,101
Additional paid-in capital	20,598,808	16,082,319
Deficit accumulated during the exploration stage	(17,359,434)	(15,220,539)
Total stockholders’ equity	3,282,244	902,881

Total liabilities and stockholders’ equity	$5,191,903	$1,099,746

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					date of inception
					(August 20,
	For the three	For the three	For the six	For the six	2001)
	months ended	months ended	months ended	months ended	to
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007
Revenues	$-	$-	$-	$-	$-

Expenses:
Geological and geophysical
costs	335,576	443,400	949,071	1,265,406	8,362,673
Salaries and benefits	126,491	111,252	260,526	188,373	1,121,048
Accounting and auditing	38,802	59,284	92,278	142,033	593,370
Public relations	89,985	20,638	100,369	21,781	492,263
Depreciation	30,042	14,201	57,266	26,821	161,011
Legal	40,680	37,488	81,567	67,647	419,790
Professional services	-	-	-	-	143,992
General and administrative	87,371	90,831	170,715	165,019	1,012,524
Travel	7,351	14,372	7,751	23,470	120,830
Impairment loss	-	-	-	-	15,907,500
Net operating expenses	756,298	791,466	1,719,543	1,900,550	28,335,001

Loss from operations	(756,298)	(791,466)	(1,719,543)	(1,900,550)	(28,335,001)

Other income (expense):
Interest income	38,249	2,236	43,875	6,640	133,353
Interest expense	(460,862)	-	(463,227)	-	(465,251)
Loss on sale of assets	-	-	-	-	(406)
Other income	-	-	-	-	100,000
Income from Elle Venture	-	-	-	-	-
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt to
related party	-	-	-	-	7,366
Total other income (expense)	(422,613)	2,236	(419,352)	6,640	(224,433)

Loss before income taxes	(1,178,911)	(789,230)	(2,138,895)	(1,893,910)	(28,559,434)

Income tax expense	-	-	-	-	-

Net loss	$(1,178,911)	$(789,230)	$(2,138,895)	$(1,893,910)	$(28,559,434)

Basic and diluted net loss per
share of common stock	$(0.03)	$(0.02)	$(0.05)	$(0.05)	$(0.93)

Basic and diluted weighted
average number of shares of
common stock outstanding	42,868,781	37,385,577	42,382,349	37,268,160	30,760,163

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit
				accumulated
			Additional paid-	during the	Total stockholders’
	Common stock		in	exploration	equity
	Shares	Amount	capital	stage	(deficit)

Balance, August 20, 2001
(Date of inception)	-	$-	$-	$-	$-

Common stock issued for cash	20,000,000	20,000	80,000	-	100,000

Net loss for the period from inception
to December 31, 2001	-	-	-	(5,061)	(5,061)
Balance, December 31, 2001	20,000,000	20,000	80,000	(5,061)	94,939

Net loss for the twelve month period
ended December 31, 2002	-	-	-	(65,611)	(65,611)
Balance, December 31, 2002	20,000,000	20,000	80,000	(70,672)	29,328

Net loss for the twelve month period
ended December 31, 2003	-	-	-	(58,425)	(58,425)
Balance, December 31, 2003	20,000,000	20,000	80,000	(129,097)	(29,097)

Net loss for the one month transition
period ended January 31, 2004	-	-	-	(3,505)	(3,505)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000

Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000

Issuance of common stock and warrants
private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-

Net loss for the twelve month period
ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724

Issuance of common stock and warrants
private placement	3,886,717	3,887	5,048,845	-	5,052,732

Issuance of common stock and warrants
private placement	1,970	2	(2)	-	-

Net loss for the twelve month period
ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	3,696,895	3,697	2,242,298		2,245,995
Issuance of common stock for services	150,000	150	92,850		93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants	-	-	610,560	-	610,560
Options granted to employees	-	-	221,783	-	221,783
Net loss for the twelve month period ended
January 31 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319	(15,220,539)	902,881
Issuance of common stock	1,718,799	1,719	1,072,698	-	1,074,417
Issuance of common stock for services	50,000	50	28,450	-	28,500
Options granted to employees	-	-	151,069	-	151,069
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible
promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the six month period ended July 31,
2007	-	-	-	(2,138,895)	(2,138,895)
Balance, July 31, 2007	42,869,868	$42,870	$20,598,808	$(17,359,434)	$3,282,244

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from date
			of inception
	For the six months	For the six months	(August 20, 2001)
	ended July 31,	ended	to
	2007	July 31, 2006	July 31, 2007
Cash flows from operating activities
Net loss	$(2,138,895)	$(1,893,910)	$(28,559,434)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	57,266	26,821	161,011
Amortization of deferred financing charges	47,651	-	47,651
Amortization of discount on convertible promissory
notes	332,977	-	332,977
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Gain on sale of fixed asset	-	-	406
Share based compensation	151,069	660,053	983,413
Share based payments	28,500	-	121,500
Changes in assets and liabilities:
Prepaid expenses	(9,895)	(33,264)	61,364
Other current assets	6,230	-	(7,875)
Deposits	(9,500)	1,261	(15,207)
Certificates of deposit	(3,000)	-	(6,000)
Accounts payable and accrued expenses	86,640	79,876	191,940
Accrued interest	78,115	-	78,115
Net cash used in operating activities	(1,372,842)	(1,159,163)	(10,359,554)

Cash flows from investing activities
Proceeds from the sale of fixed asset	-	-	8,005
Purchase of equipment	(166,925)	(39,682)	(527,751)
Net cash used in investing activities	(166,925)	(39,682)	(519,746)

Cash flows from financing activities
Principal activity on long-term debt	(6,074)	(867)	(8,742)
Principal activity on capital lease obligation	(13,259)	-	(22,892)
Net (advances) repayments from related parties	(14,345)	-	(51,858)
Advance payment on joint venture in formation	-	100,000	-
Proceeds from the issuance of common stock	1,074,417	395,030	11,140,073

Proceeds from the sale of convertible promissory notes	4,010,238	-	4,010,238
Expenses of deferred common stock issuance	-	(20,000)	-
Net cash provided by financing activities	5,050,977	474,163	15,066,819

Net increase (decrease) in cash and cash equivalents for
period	3,511,210	(724,682)	4,187,519

Cash and cash equivalents, beginning of period	676,309	933,102	-

Cash and cash equivalents, end of period	$4,187,519	$208,420	$4,187,519

Interest paid during the period	$2,119	$-	$6,508

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company” or “We”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. Until Titanium entered into the transaction to purchase Liberty Star Gold Corp., its focus consisted primarily of developing an Internet textile trade centre website to facilitate the trade of textile products manufactured in China. Following a review and evaluation of the textile trade centre website business in December 2003, Titanium’s board of directors determined to discontinue the website operations and change the focus of the Company’s business operations to become an exploration stage company engaged in the acquisition and exploration of mineral properties. Titanium was considered to be a development stage company in the Internet textile trade business as it had not generated any revenue from internet textile trade operations.

On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

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

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-KSB for the year ended January 31, 2007 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2007 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operation for the three and six months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The valuation of stock-based compensation, valuation of common stock purchase warrants, value of beneficial conversion feature, and the determination of useful lives of depreciable assets are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Chunk, from the date of acquisition, February 5, 2004. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At July 31, 2007 and January 31, 2007, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $4,104,000 and $681,000, respectively.

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
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 3 - Summary of significant accounting policies - continued

Property and equipment - continued

The estimated useful lives range from 2 to 7 years. At July 31, 2007 and January 31, 2007 accumulated depreciation was $157,576 and $100,310, respectively.

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method over the life of the related debt instrument and is included in interest expense. At July 31, 2007 and January 31, 2007 accumulated amortization of debt issuance costs was $47,651 and $0, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At July 31, 2007 and January 31, 2007 accumulated amortization of discount on convertible promissory notes was $332,977 and $0, respectively.

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

Convertible promissory notes

The Company accounts for convertible promissory notes in accordance with Statement of Financial Accounting Standards No. 150 (“SFAS 150”) requiring the convertible promissory notes to be reported as liabilities at fair value. When convertible promissory notes are converted into shares of the Company’s common stock in accordance with the debt’s original terms, no gain or loss is recognized.

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at July 31, 2007 and January 31, 2007.

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

On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all stock-based compensation under the fair value method. The Company charges stock-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s requisite service period. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 1, 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 1, 2006 had been determined to be $0, based on the Black-Scholes Valuation method. The Company determines the measurement date for stock options granted to non-employee consultants using EITF 96-18. Periods prior to February 1, 2006 in the consolidated financial statements have not been adjusted to reflect fair value stock-based compensation expense under SFAS 123R for options issued to employees.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one stock split which resulted in 20,000,000 common shares outstanding prior to the merger. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At July 31, 2007 and January 31, 2007, there were 12,095,047 and 5,684,342 potentially dilutive instruments outstanding, respectively, that were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

Recently issued accounting standards - continued

postemployment benefits, employee stock options and stock purchase plans, and other forms of deferred compensation. This statement also permits fair value measurement for firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contract and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its results of operations or financial position.

NOTE 4 – Mineral claims

On July 31, 2007 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On July 31, 2007 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

On July 31, 2007 the Company also held a 100% interest in 1,856 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, titles to all properties are in good standing as of July 31, 2007.

On July 31, 2007 the Company had staked but not yet perfected title to 156 potential standard Federal lode mining claims spanning approximately 5 square miles on the Colorado Plateau Province of Northern Arizona (“claims in progress”). The Company has 90 days from staking to make the first year’s rental payment and filing fees of approximately $170 per claim, $26,520 for all 156 claims, and complete the filing of the claims in progress with the U.S. Bureau of Land Management. If the claims in progress are not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government.

NOTE 5 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with Xstate Resources Limited (“Xstate”) that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 mile joint venture area. At July 31, 2007 the Elle Venture held a 100% interest in 14 standard Federal lode mining claims located on the Colorado Plateau Province of Northern Arizona (“Elle Venture Claims”). The Elle Venture commenced on December 15, 2006 and Xstate earned a 50% interest in the joint venture when Xstate deposited $2,900,000 into the joint venture bank account. Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. After the initial $2,900,000 is expended each party agrees to contribute to the Elle Venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s interest will be diluted.

At July 31, 2007 the Company made no capital contributions to the Elle Venture and was not at risk for any of the Elle Venture losses. The investment in Elle Venture at July 31, 2007 is $0. The Elle Venture recognized no revenues from inception through July 31, 2007.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 5 – Investment in Elle Venture - continued

Summary financial information of Elle Venture at:

	July 31, 2007	January 31, 2007
Current assets	$2,121,290	$2,768,292
Other assets	100,000	50,000
Total assets	$2,221,290	$2,818,292
Current liabilities	$51,858	$46,192
Total liabilities	51,858	46,192
Partners’ capital	2,169,432	2,772,100
Total liabilities and partners’ capital	$2,221,290	$2,818,292
Net loss from inception (December 15,
2006) to the period ended	$(730,568)	$(127,899)

NOTE 6 – Long-term debt

Note payable to Chase Bank payable in monthly instalments of $471 including interest at a fixed rate of 10% through maturity in April 2011, secured by a lien on a vehicle. Principal balance at July 31, 2007 and January 31, 2007 is $17,514 and $19,407, respectively. Carrying amount of vehicle that serves as collateral is $16,188 and $18,396 at July 31, 2007 and January 31, 2007, respectively.

Note payable to Chase Bank payable in monthly instalments of $658 including interest at a fixed rate of 8.9% through maturity in February 2013, secured by a lien on a vehicle. Principal balance at July 31, 2007 and January 31, 2007 is $34,267 and $36,478, respectively. Carrying amount of vehicle that serves as collateral is $34,872 and $38,820 at July 31, 2007 and January 31, 2007, respectively.

Note payable to Chase Bank payable in monthly instalments of $644 including interest at a fixed rate of 8.9% through maturity in February 2012, secured by a lien on a vehicle. Principal balance at July 31, 2007 and January 31, 2007 is $29,005 and $0, respectively. Carrying amount of vehicle that serves as collateral is $28,777 and $0 at July 31, 2007 and January 31, 2007, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended July 31,
2008	$14,056
2009	15,847
2010	17,370
2011	17,486
2012	11,527
Thereafter	4,500

80,786
Less current maturities	(14,056)

$66,730

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 7– Capital lease obligation

In November 2006, the Company entered into a noncancelable capital lease with Thermo Fisher Financial Services, Inc. for a Niton XLp 532 Industrial Analyzer. The lease calls for an initial down payment of $2,894 payable at lease signing in November 2006, a $7,000 onetime payment in January 2007 and 11 monthly payments of $2,794 beginning in April 2007. The Company has recorded an asset of $39,298 related to this lease. At July 31, 2007 and January 31, 2007 amortization expense of $2,807 and $0, respectively and accumulated amortization of $2,807 and $0, respectively has been recorded in relation to this lease.

The future minimum lease payments related to this lease are as follows:

For the twelve months ended July 31, 2008	$16,611
Less amount representing interest	(205)
Capital lease obligation, current portion	$16,406

NOTE 8 – Convertible promissory notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,237. The Unsecured Convertible Promissory Notes bear interest at 8%. Following the occurrence of an event of default that is not cured within 20 days, the Unsecured Convertible Promissory Notes will bear an interest rate of 15% per annum beginning from the date of such occurrence through the maturity date. Repayment of the Unsecured Convertible Promissory Notes begins in November 2007 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest.

The Company may elect to make repayments of the Unsecured Convertible Promissory Notes in cash or by the issuance of common stock of the Company. The stock will be issued at the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company.

In the event that a delay in delivery of conversion shares occurs, as defined in the subscription agreement and Unsecured Convertible Promissory Note, the Company agrees to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company fails to deliver shares issuable under the Unsecured Convertible Promissory Notes within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company shall pay in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeds the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Company is required to file and have declared effective a registration statement with the SEC within 140 days of the sale of the Unsecured Convertible Promissory Notes. The Company is required to maintain the effectiveness of the registration statement for up to two years, or until all shares have been traded by the holders of the Unsecured Convertible Promissory Notes. The Company filed the registration statement on June 25, 2007. The registration was not yet declared effective as of July 31, 2007. The proceeds of the private placement will be used for working capital, exploration of mineral properties and/or acquiring additional mineral properties.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 8 – Convertible promissory notes - continued

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the Unsecured Convertible Promissory Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees and due diligence fee. The deferred financing costs also consist of 338,461 of common stock purchase warrants issued as a broker fee to Hunter Wise Securities. The warrants have an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The warrants were assigned a value of $67,692 estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. During the six months ended July 31, 2007 the Company reported $47,651 of interest expense for the amortization of deferred financing costs.

The holders of the Unsecured Convertible Promissory Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. In the event that a delay in delivery of exercised shares occurs, as defined in the subscription agreement, the Company agrees to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company fails to deliver the exercised shares within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company shall pay in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeds the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Unsecured Convertible Promissory Notes contain a beneficial conversion feature recorded of $1,842,734 which represents the difference between the conversion price and the fair market value of the common stock on the commitment date (May 11, 2007). The 6,769,228 detachable common stock purchase warrants were assigned a value of $1,353,846, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The discounts on the Unsecured Convertible Promissory Notes for the beneficial conversion feature and the detachable common stock purchase warrants are being amortized to interest expense, using the effective interest method, over the term of the Unsecured Convertible Promissory Notes. Total interest expense recognized relating to the beneficial conversion feature and the warrants discount was $332,977 during the six months ended July 31, 2007.

If settlement of the Unsecured Convertible Promissory Notes occurred on July 31, 2007 the Company would be obligated to pay $4,400,000 principal payments and $78,115 accrued interest for a total of $4,478,115 in cash. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2007 was $0.45 per share for a total of 9,951,367 shares required to convert the notes.

The following is a summary of the principal maturities of Unsecured Convertible Promissory Notes:

For the twelve months ended July 31,
2008	$1,650,000
2009	2,750,000

4,400,000
Less discounts for warrants and beneficial conversion
feature	(2,863,603)
1,536,397

Less current maturities, net of discounts	(51,710)

$1,484,687

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 9– Common stock

As of July 31, 2007, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 4.32 years and a weighted average exercise price of $0.91 per whole warrant for one common share.

Whole share purchase warrants outstanding at July 31, 2007 are as follows:

	Number of whole	Weighted average
	share purchase	exercise price per
	warrants	share
Outstanding, January 31, 2006	2,744,342	$1.57

Forfeited or expired	(800,000)	1.75

Outstanding, January 31, 2007	1,944,342	$1.50

Issued	7,107,689	0.75
Forfeited or expired	(984)	1.50
Exercised	-	-

Outstanding, July 31, 2007	9,051,047	$0.91
Exercisable, July 31, 2007	9,051,047	$0.91

On January 17, 2007 the Company issued 150,000 shares to Equititrend Advisors LLC upon the execution of an agreement to perform public and investor relations services as an independent contractor for a period of 12 months commencing on January 9, 2007. On May 2, 2007 the Company issued 50,000 shares to Equititrend Advisors LLC. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act. The transactions were reported at fair value. Fair value of the shares issued was determined by a review of the Company’s stock trading price around the date of issuance and was determined to be $0.62 per share for the shares issued on January 17, 2007 and $0.57 per share for the shares issued May 2, 2007. The Company recognized compensation expense of $28,500 during the six month period ended July 31, 2007. The contract with Equititrend Advisors LLC was terminated on July 27, 2007.

On March 8, 2006, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000 for a period of up to two years. The periodic sale of shares is known as an advance. For each share of our common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 96%, or a 4% discount of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following our request for an advance. If the volume weighted average price of the common stock on any day during such five (5) day period is less than 90% of the closing bid price on the trading day immediately preceding the notice date, then, the volume weighted average price on such date is excluded from the calculation and the number of shares sold and the amount of the advance are reduced by 20%. We may waive this price protection by providing Cornell Capital Partners with notice of the waiver prior to the relevant advance notice date. In addition, 5% of each cash advance will be paid to Cornell Capital Partners as a commitment fee and $500 per advance will be paid to Yorkville Advisors, LLC an affiliate of Cornell Capital Partners as a structuring fee. The amount of each advance is subject to a maximum amount of $300,000, and we may not submit a request for an advance within five trading days of a prior advance. In addition, we may not request cash advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement is conditioned upon registering the shares of common stock with the SEC and obtaining all necessary permits or qualifying for exemptions under applicable state laws. A registration statement was filed with the SEC on March 23, 2006 and declared effective by the SEC on June 14, 2006. On March 8, 2006 Cornell Capital Partners received an initial commitment fee of

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 9– Common stock – continued

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

During the six months ended July 31, 2007, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $1,074,417, net of fees of $56,500.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 10– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed two years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2004 Stock Option Plan at July 31, 2007 and January 31, 2007, are 806,000 and 110,000, respectively.

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

On May 24, 2007, the Company granted 10,000 incentive stock options to an employee in accordance with the 2004 Stock Option Plan. The options have an exercise price of $1.11 per share and a term of 8.875 years. The options vest 50% on the grant date, 25% on October 6, 2007 and 25% on April 6, 2008.

The following tables summarize the Company’s stock option activity under the 2004 Stock Option Plan during the period ended July 31, 2007.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 10– Stock-based compensation – continued

Incentive stock options to employees outstanding at July 31, 2007 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2007	2,581,000	$1.005

Granted	10,000	1.110
Forfeited	(288,750)	1.110
Expired	(372,250)	1.531

Outstanding, July 31, 2007	1,930,000	$0.889	9.04	$-

Exercisable, July 31, 2007	723,000	$1.099	8.62	$-

Non-qualified stock options to non-employee consultants outstanding at July 31, 2007 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2007	1,159,000	$1.138

Forfeited	(22,500)	1.11
Expired	(22,500)	1.11

Outstanding, July 31, 2007	1,114,000	$1.139	8.60	$-

Exercisable, July 31, 2007	599,500	$1.237	8.39	$-

The aggregate intrinsic value is calculated based on the July 31, 2007 stock price of $0.45 per share.

A summary of the status of the Company’s nonvested shares as of July 31, 2007 and changes during the six month period ended July 31, 2007 is presented below: Incentive stock options granted to employees:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2007	1,913,000	$0.476
Granted	10,000	0.200
Forfeited	(288,750)	0.640
Vested	(427,250)	0.451

Nonvested at July 31, 2007	1,207,000	$0.443

Vested during the period ended July 31, 2007	427,250	$0.451

Total fair value of options vested during the period
ended July 31, 2007		$192,590

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 10– Stock-based compensation – continued

Non-qualified stock options granted to non-employee consultants:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2007	786,750	$0.598
Forfeited	(22,500)	0.640
Vested	(249,750)	0.607

Nonvested at July 31, 2007	514,500	$0.592

Vested during the period ended July 31, 2007	249,750	0.607

Total fair value of options vested during the period
ended July 31, 2007		$151,590

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. To estimate the fair value of the April 6, 2006 stock option grant, the Company used the following assumptions: 64% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.84% risk-free interest rate. To estimate the fair value of the December 8, 2006 stock option grant, the Company used the following assumptions: 65% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.53% risk-free interest rate. To estimate the fair value of the May 24, 2007 stock option grant, the Company used the following assumptions: 60% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.79% risk-free interest rate.

The weighted average grant date fair value of the options granted during the six month period ended July 31, 2006 was $0.64 per option. The weighted average grant date fair value of the options granted during the six month period ended July 31, 2007 was $0.20 per option. There were no options exercised during the six month period ended July 31, 2007 and the six month period ended July 31, 2006 and the period from inception (August 20, 2001) to July 31, 2007. We recognized share-based compensation expense of $151,069 during the six months ended July 31, 2007, $660,053 during the six months ended July 31, 2006 and $1,077,762 for the period from inception (August 20, 2001) to July 31, 2007. Unrecognized share-based compensation for all share-based awards outstanding as of July 31, 2007 totalled $395,508 and is expected to be recognized over a weighted average remaining period of 1.25 years using the straight-line method.

Share-based compensation expense is reported in our statement of operations as follows:

					From
					inception
	Three months	Three months	Six months	Six months	(August 20,
	ended	ended	ended	ended	2001) to July
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	31, 2007
Geological and
geophysical costs	$51,621	$(16,640)	$51,621	$591,360	$756,531
Salaries and benefits	44,720	51,520	99,448	68,693	321,231

	$96,341	$34,880	$151,069	$660,053	$1,077,762

NOTE 11 – Related party transactions

The Company entered into the following transactions with related parties during the period ended July 31, 2007:

Paid or accrued $2,996 in rent. We rented an office from an officer on a month-to-month basis for $499 per month.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 11 – Related party transactions - continued

The Company has a receivable balance due from Elle Venture, a general partnership in which the Company is a 50% partner, for subcontracting costs incurred by the Company. The receivable is unsecured, non-interest bearing and due on demand. Balance at July 31, 2007 is $51,858.

NOTE 12 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be approximately $298,600. At July 31, 2007 approximately $276,200 of prior assessment work has been performed on the Big Chunk claims that can be applied toward the current year liability. At July 31, 2007 no assessment work has been performed on the Bonanza Hills claims and approximately $22,400 of assessment work is still required to be performed or cash payment of assessments will be due.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims are $100 for each ¼ section (160 acres) claim and $25 for each ¼ -¼ section (40 acres) claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. The estimated state rentals due by November 30, 2007 for the period from September 1, 2007 through September 1, 2008 are $74,650. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals for the period from September 1, 2006 through September 1, 2007 for new claims perfected during the six months ended July 31, 2007 was $77,690. The estimated rentals due by September 1, 2007 for the period from September 1, 2007 through September 1, 2008 are $232,000. The estimated rentals and filing fees payable to perfect the 156 claims in progress at July 31, 2007 is $26,520.

The Company rents a warehouse on a month-to-month basis for $1,500 per month. For the six months ended July 31, 2007 the Company recognized rent expense of $9,000 related to this lease.

In November 2006, the Company began renting its current office space. The lease requires monthly payments of $3,571 for twelve months and then monthly payments of $3,697 for twelve months. The Company has the option to renew the lease for an additional two year term at an increase of 3.5% in rent per year. During the six months ended July 31, 2007 the Company recognized rent expense of $21,426 related to this lease. Future minimum lease payments under this noncancellable lease are as follows:

Future minimum lease payments for the twelve months ended July 31,
2008	$43,860
2009	14,788
$58,648

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 12 – Commitments - continued

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the six months ended July 31, 2007 the Company recognized rent expense of $2,350 related to this lease.

Future minimum lease payments for the twelve months ended July 31,
2008	$4,700
2009	3,525
$8,225

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease required monthly payments of $1,750 from May 15, 2006 through May 31, 2007. The lease was terminated on May 31, 2007. For the six months ended July 31, 2007 the Company recognized rent expense of $7,000 related to this lease.

In May 2007, the Company entered into a lease for lodging in Fredonia, Arizona in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $800 from May 2007 through June 2007 and monthly payments of $1,800 from July 2007 through June 2008. For the six months ended July 31, 2007 the Company recognized rent expense of $3,400 related to this lease. Future minimum lease payments under this noncancellable lease for the twelve months ended July 31, 2007 are $19,800.

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

In February 2007 the Company entered into a consulting contract with Hunter Wise Financial Group, LLC (“Hunter Wise”) to provide services to the Company in the areas of corporate development, financing, and consulting for a period of twelve months. Hunter Wise will receive compensation ranging from 3% to 8% of aggregate consideration for any sale, merger, acquisition, joint venture, strategic alliance, technology partnership, licensing agreement or similar agreement. For any debt investment or secured debt financing placed for the Company Hunter Wise shall receive a success fee equal to 6% of the gross proceeds received by the Company payable in cash, plus a success fee payable in Company stock equal to 3% of the gross proceeds received by the Company divided by the closing bid price of the common stock of the Company as of the date the Company receives the funds, plus purchase warrants in the Company, with a cashless exercise provision equal to 6% of the gross proceeds received by the Company exercisable at any time within 2 years from issuance at a strike price equal to 100% of the closing bid price of the common stock for the Company as of the date the Company received the funds. For any cash equity investment into the Company Hunter Wise shall receive a success fee payable in cash equal to 8% of the gross proceeds disbursed to the Company, plus a success fee payable in Company stock equal to 2% of the gross proceeds disbursed to the Company divided by the closing bid price of the common stock for the Company as of the date the Company receives the funds, plus purchase warrants in the Company with a cashless exercise provision equal to 5% of the gross proceeds disbursed to the Company divided by the lower of the price per share of the common stock of the Company as valued by the finance source for the purposes of the investment, or the closing bid price of the common stock on the date the Company received the funds exercisable at any time within 2 years from issuance at a strike price equal to the lower of 100% of the price of the common stock of the Company as valued by the finance source for the purposes of the investment or the closing bid price of the common stock on the date the Company receives the funds. At July 31, 2007 the Company paid to Hunter Wise a broker fee of $308,000 and 338,461 whole share purchase warrants, valued at $67,692, with an exercise price of $0.75 through May 11, 2012 in connection with the sale of the Unsecured Convertible Promissory Notes. The broker fee and warrants have been included in deferred financing costs and amortized over the life of the notes.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 12 – Commitments - continued

The Company entered into an agreement with Friedland Investment Events LLC in June 2007 for the organization and execution of conferences from June 2007 through December 2007 in order to promote public relations efforts. The agreement calls for payment in the amount of $13,500 in cash, 40,000 shares of restricted common stock payable as soon as possible, and 35,000 shares of restricted common stock payable on December 31, 2007. During the six months ended July 31, 2007 the Company recognized public relations expense of $10,800 related to this agreement. During the six months ended July 31, 2007 no common stock was issued in connection with this agreement.

The Company entered into an agreement with SCIA National Small Cap Syndicate (“SCIA”) in July 2007 for attendance as a presenter at a capital conference hosted by SCIA. The conference fee is $3,200 cash and 10,000 shares of restricted stock. During the six months ended July 31, 2007 the Company recognized public relations expense of $3,200 related to this agreement. During the six months ended July 31, 2007 no common stock was issued in connection with this agreement.

NOTE 13 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the six month period ended July 31, 2007 were as follows:

Purchased a vehicle in exchange for long-term financing of $30,975 and cash of $1,000.

Stock option compensation recorded at $151,069 for options issued to employees.

Issued 50,000 shares of common stock in exchange for public relations consulting services reported at fair value of $28,500.

Issued 338,461 whole share common stock purchase warrants valued at $67,692 for a broker fee paid in connection with the sale of the Unsecured Convertible Promissory Notes.

Issued 6,769,228 whole share common stock purchase warrants valued at $1,353,846 in connection with the sale of the Unsecured Convertible Promissory Notes.

The Company recorded $389,762 of deferred financing charges that were net against the proceeds from the sale of Unsecured Convertible Promissory Notes.

The Company recorded a beneficial conversion feature in the amount of $1,842,734 in relation to the sale of Unsecured Convertible Promissory Notes.

Purchased equipment in exchange for a receivable due in the amount of $7,875.

NOTE 14 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 15 – Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and Unsecured Convertible Promissory Notes. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 16 – Subsequent events

The Company entered into a consulting agreement with LDV Corporation (“LDV”) in August 2007 to arrange and conduct a meeting with brokers and/or accredited investors to increase investor awareness of the Company. The consultant is being compensated by the issuance of 12,000 shares of restricted stock on August 27, 2007. The issuance of common stock is reported at fair value. Fair value was determined to be the closing trading price on August 27, 2007, or $0.42 per common share. The Company recorded $5,040 of public relations expense related to the stock issuance. The Company will pay for all costs and expenses associated with the meeting which is estimated to be $3,600.

The Company entered into an investor relations agreement with Agoracom Investor Relations Corp. (“Agoracom”) in August 2007 for the performance of investor relations services for a period of twelve months beginning August 15, 2007. The Company has the option to renew the agreement for an additional twelve months under the same terms. Agoracom will receive monthly compensation of $5,000 during the term of the contract. Agoracom was also granted 250,000 non-qualified stock options pursuant to the 2004 Stock Option Plan, exercisable at $0.45 per share through August 15, 2010. The options vest 25% every three months from the grant date.

The Company issued 40,000 common shares to Friedland Investment Events LLC on August 27, 2007 pursuant to the public relations agreement the Company entered into in June 2007. The issuance of common stock is reported at fair value. Fair value was determined to be the closing trading price on August 27, 2007, or $0.42 per common share. The Company recorded $16,800 of public relations expense related to the stock issuance.

The Company issued 10,000 common shares to SCIA National Small Cap Syndicate’s designated agent Cherry Kau on August 27, 2007 pursuant to the agreement with SCIA for attendance as a presenter at a capital conference hosted by SCIA. The issuance of common stock is reported at fair value. Fair value was determined to be the closing trading price on August 27, 2007, or $0.42 per common share. The Company recorded $4,200 of public relations expense related to the stock issuance.

The Company paid $208,875 in rental fees for the renewal of 1,671 federal lode mining claims at the North Pipes project on August 21, 2007. The Company abandoned 185 federal lode mining claims on September 1, 2007.

NOTE 17 – Going concern

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

We had cash in the amount of $4,187,519 and working capital of $3,912,828 as of July 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the senior unsecured two year convertible promissory notes (“Unsecured Convertible Promissory Notes”), further described in Note 8 of the condensed consolidated financial statements included in this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2007 is $(28,559,434). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Risks related to our common stock

Because we will likely issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. As of July 31, 2007, there were 42,869,868 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the Unsecured Convertible Promissory Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the Unsecured Convertible Promissory Notes for a total of $4,400,000 plus 8% interest per year, may be converted into shares of our common stock at a price ranging from $0.45 to $0.65 per share. The Unsecured Convertible Promissory Notes mature on May 11, 2009. Second, the 7,107,689 common share purchase warrants that we issued on May 11, 2007 may be exercised at $0.75 per share until they expire on May 11, 2012. Third, if the registration statement prepared in connection with the Unsecured Convertible Promissory Notes is not declared effective by a certain date, we will likely have to pay investors additional shares as liquidated damages. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

The sale of our stock under the Unsecured Convertible Promissory Notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

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

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors. This could result in a disruption to the activities of our company, which could have a material adverse effect on our operations.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Our Current Business

We were incorporated on August 20, 2001 in the State of Nevada, under the name "Titanium Intelligence, Inc." From incorporation until January 2004, we were a development stage company focused primarily on developing an Internet textile trade center website to facilitate the trade of textile products manufactured in China. We began to operate a textile trade center website on April 2, 2002. Our board of directors completed a review and evaluation of our textile trade center website business in December 2003 and determined in January 2004 to discontinue our textile trade center website operations and become an exploration stage company engaged in the acquisition and exploration of mineral properties. From February 2004 to April 2007 we operated under the name Liberty Star Gold Corp. On April 16, 2007 we changed our name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration.

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

The Company also holds a 100% interest in 1,671 Federal lode mining claims covering approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Super Project”). The 1,671 Federal lode mining claims include approximately 340 breccia pipe targets (“Pipes”). The Company is in the process of staking additional mineral claims at the North Pipes Super Project. The Company has 90 days from staking to perfect the claims, which means to pay the first year’s rental fee and complete the filing of the staked claims with the U.S. Bureau of Land Management. If the title to the staked claims is not perfected within 90 days the Company may re-stake the claims. If the Company does not re-stake the claims, title reverts back to the federal government. Currently the Company has staked but not yet perfected title to 156 additional potential claims at the North Pipes Super Project. We plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium.

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

We have begun field work at our North Pipes Super Project and at the Elle Venture Claims, beginning with ground electrical geophysics surveys. The geophysics surveys have covered 22 line miles. We have analyzed geophysical survey results at the Rock SW project (a sub-project of our North Pipes Super Project) and obtained permits for five drill holes at this site. We have analyzed geophysical survey results at the Elle Venture claims (a sub-project of our North Pipes Super Project) and obtained permits for three drill holes at this site. The Company drilled two rotary drill holes on the Elle Venture claims and one rotary drill hole on the Rock SW claims in February 2007 but failed to intersect the centers of the breccia pipes. Through testing and analysis of the geophysics results and information we have gathered relating to our properties in Arizona, our geophysical consultants determined that for our breccia pipe targets, geophysics is largely ineffectual. As a result the drilling was postponed and a geochemical testing program was planned.

On June 5, 2007, we began phase 1 of our geochemical sampling program. As of July 31, 2007, we have collected approximately 5,700 soil samples consisting of 1 kilogram of soil taken about 6 centimeters below the surface and approximately 100 rock samples. We ship the samples to the sample preparation facilities at the MEG laboratory, with whom we have a contract for services, run by Geochemist and Technical Board member S. Clark Smith, near Carson City Nevada. The samples are prepared and then shipped by air to ACME Labs in Vancouver, BC, Canada, a certified laboratory. Chain of custody documents accompany each shipment from the collection site through to the assay lab. Remaining sample materials are archived in the original shipping boxes, clearly labeled as belonging to our company, in a secure storage area. We are designing a drilling program around the geochemical sampling program and surface geologic mapping as well as using all technical data that we have to prioritize our drill targets. Depending on the results of our geochemical sampling program, we may conduct more detailed sampling at targets we identify as high priority targets to closely define potential drill sites. Our next phase of drilling is anticipated to begin on Elle Venture claims in October 2007.

Our field office is in Fredonia with facilities for up to twelve workers in one house and another ten in various living trailers.

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

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. The annual state rentals for the Alaska State mining claims are $100 per 160 acre quarter section or $25 per 40 acre quarter-quarter section and annual rental payments are due on November 30th of each year. Rentals for the period from September 1, 2006 through September 1, 2007 of $72,300 have been paid. Estimated rentals for the period from September 1, 2007 through September 1, 2008 are $74,650 and are due by November 30, 2007. Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims in good standing. A total of approximately $298,600 must be paid to maintain the claims in good standing. At July 31, 2007 approximately $276,200 of prior assessment work has been performed on the Big Chunk claims that can be applied toward the current year liability. At July 31, 2007 no assessment work has been performed on the Bonanza Hills claims and approximately $22,400 of assessment work is still required to be performed or cash payment of assessments will be due.

Our Arizona claims are Federal lode mining claims located on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon every September 1st in the amount of $125 per mining claim. In the first year of filing a new claim the rental fee of $125 must be paid along with initial filing fees of $45 per mining claim. Rentals for the period from September 1, 2006 through September 1, 2007 for new claims perfected during the six months ended July 31, 2007 was $77,690. The rentals paid by September 1, 2007 for the period from September 1, 2007 through September 1, 2008 was $208,875. The estimated rentals and filing fees payable to perfect the 156 claims in progress at July 31, 2007 is $26,520. There is no requirement for annual assessment or exploration work on the Federal lode mining claims.

In order to proceed with any drilling program on our Arizona claims, we will have to apply for various permits with the State of Arizona and the Federal Bureau of Land Management (“USBLM”). The permitting process takes several weeks. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized after geophysical and geochemical testing. Drill permits for five drilling holes at Rock SW were received in September 2006 and drill permits for three holes on the Elle Venture claims were received in February 2007. Three additional drill permits were received in September 2007. The drilling permit fees are anticipated to be approximately $3,000 per pipe and also require a reclamation bond of up to $50,000 per pipe. The cost of contractors assisting with the drilling permitting process is estimated to be approximately $10,000 per pipe. The drilling permitting process will be ongoing as additional geophysical and geochemical testing results are received. The cost of the drilling program is estimated to be $2,000,000 per pipe.

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

Our anticipated cash requirement over the next twelve months is $3,465,000. We received net proceeds of approximately $4,000,000 from the sale of Unsecured Convertible Promissory Notes completed in May 2007. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the six months ended July 31, 2007 was $5,050,977.

Over the next twelve months we intend to use all available funds to expand on the exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Geological, geochemical and drilling exploration expenses	$ 2,405,000
Salaries and benefits	289,000
Accounting and auditing	180,000
Public relations	192,000
Legal fees	144,000
Office, general and administrative	211,000
Travel	44,000
Total	$ 3,465,000

The results that we expect to be able to accomplish with our current budgeted expenditures of approximately $3,465,000 will be limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

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

Purchase or Sale of Equipment

In August 2007, the board of directors approved a plan to purchase and operate a diamond drill rig for use by the Company during the next drilling program expected to begin in October 2007. The cost of a drill rig is expected to be approximately $400,000. The Company plans to finance the acquisition of the drill rig through a lease. We do not anticipate that we will sell any of our equipment over the next 12 months.

Personnel

As of July 31, 2007, we had twelve full time employees and eight part-time employees. Currently we employ or have on contract four full time geologists, including President and CEO, James Briscoe, geologist Chelsea Wood and geologists David Boyer M.Sc. and Erik Murdock M.Sc. who also specialize in computer mapping. We have contracted with Dr. Karen Wenrich as a consultant on uranium exploration. We have further contracted with experienced field crewmembers and geochemical samplers for their services. In all, there will be up to 20 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2007 through December 31, 2007.

Results of Operations for the Six Months Ended July 31, 2007

The following discussion and analysis of the results of operations and financial condition of our Company for the six months ended July 31, 2007 should be read in conjunction with the condensed consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the fiscal year ended January 31, 2007 filed with the United States Securities and Exchange Commission.

We have had no revenues since August 20, 2001 (inception).

Our net cash provided by financing activities during the six months ended July 31, 2007 was $5,050,977. Our net cash provided by financing activities during the six months ended July 31, 2006 was $474,163. The increase in cash provided by financing activities during the six months ended July 31, 2007 resulted from the sales of stock to Cornell Capital Partners pursuant to the Standby Equity Distribution Agreement and sale of the Unsecured Convertible Promissory Notes.

We had a net loss of $(2,138,895) for the six months ended July 31, 2007 compared to a net loss of $(1,893,910) for the six months ended July 31, 2006. Geological and geophysical costs for the six months ended July 31, 2007 were $949,071 compared to $1,265,406 for the six months ended July 31, 2006. The change in net loss was largely due to the reduction in geological and geophysical costs, an increase in salaries due to an increase in staff and an increase in public relations efforts, and an increase in interest expense resulting from the sale of the Unsecured Convertible Promissory Notes. The reduction of geological and geophysical exploration costs was the result of the expense recognized during the six months ended July 31, 2006 for stock-based compensation expense related to stock options granted to geology consultants.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $4,187,519 as of July 31, 2007. We had working capital of $3,912,828 as of July 31, 2007. Our total liabilities as of July 31, 2007 were $1,909,659 as compared to total liabilities of $196,865 as of January 31,

2007. The increase in liabilities was due to new long-term debt incurred for the purchase of field equipment and the sale of Unsecured Convertible Promissory Notes.

Unsecured Convertible Promissory Notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,237. The Unsecured Convertible Promissory Notes bear interest at 8%. Following the occurrence of an event of default that is not cured within 20 days, the Unsecured Convertible Promissory Notes will bear an interest rate of 15% per annum beginning from the date of such occurrence through the maturity date. Repayment of the Unsecured Convertible Promissory Notes begins in November 2007 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest.

The Company may elect to make repayments of the Unsecured Convertible Promissory Notes in cash or by the issuance of common stock of the Company. The stock will be issued at the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company.

In the event that a delay in delivery of conversion shares occurs, as defined in the subscription agreement and Unsecured Convertible Promissory Note, the Company agrees to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company fails to deliver shares issuable under the Unsecured Convertible Promissory Notes within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company shall pay in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeds the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Company is required to file and have declared effective a registration statement with the SEC within 140 days of the sale of the Unsecured Convertible Promissory Notes. The Company is required to maintain the effectiveness of the registration statement for up to two years, or until all shares have been traded by the holders of the Unsecured Convertible Promissory Notes. The Company filed the registration statement on June 25, 2007. The registration was not yet declared effective as of July 31, 2007. The proceeds of the private placement will be used for working capital, exploration of mineral properties and/or acquiring additional mineral properties.

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the Unsecured Convertible Promissory Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees and due diligence fee. The deferred financing costs also consist of 338,461 of common stock purchase warrants issued as a broker fee to Hunter Wise Securities. The warrants have an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The warrants were assigned a value of $67,692 estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. During the six months ended July 31, 2007 the Company reported $47,651 of interest expense for the amortization of deferred financing costs.

The holders of the Unsecured Convertible Promissory Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. In the event that a delay in delivery of exercised shares occurs, as defined in the subscription agreement, the Company agrees to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company fails to deliver the exercised shares within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company shall pay in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeds the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Unsecured Convertible Promissory Notes contain a beneficial conversion feature recorded of $1,842,734 which represents the difference between the conversion price and the fair market value of the common stock on the commitment date (May 11, 2007). The 6,769,228 detachable common stock purchase warrants were assigned a value of $1,353,846, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The discounts on the Unsecured Convertible Promissory Notes for the beneficial conversion feature and the detachable common stock purchase warrants are being amortized to interest expense, using the effective interest method, over the term of the Unsecured Convertible Promissory Notes. Total interest expense recognized relating to the beneficial conversion feature and the warrants discount was $332,977 during the six months ended July 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 5, 2004 and subsequently changed our year end from December 31 to January 31. Under accounting principles generally accepted United States of America (“GAAP”), this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our condensed consolidated financial statements for the period ended July 31, 2007 reflect financial information for the three month period ended July 31, 2007, the three month period ended July 31, 2006, the six month period ended July 31, 2007, the six month period ended July 31, 2006 as well as from inception (August 20, 2001) through July 31, 2007.

PENDING ACCOUNTING POLICIES

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. The fair value measurement may be applied instrument by instrument and is irrevocable. Financial assets and liabilities are eligible for the fair value measurement option established by this statement except: financial assets and liabilities recognized under leases as defined in FASB Statement No. 13; deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions; financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity; investments that are required to be consolidated; employers’ and plans’ obligations, postemployment benefits, employee stock options and stock purchase plans, and other forms of deferred compensation. This statement also permits fair value measurement for firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contract and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its results of operations or financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of Liberty Star Uranium & Metals Corp. have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies adopted by the Company are described in Note 3 of the condensed consolidated financial statements.

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our condensed consolidated financial statements for the period ended July 31, 2007. Our total stockholders’ equity at July 31, 2007 was $3,282,244. All exploration costs are expensed as incurred.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

During the six months ended July 31, 2007, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $1,074,417, net of fees of $56,500. The units were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On January 17, 2007 the Company issued 150,000 shares to Equititrend Advisors LLC upon the execution of an agreement to perform public and investor relations services as an independent contractor. The contract with Equititrend Advisors LLC was terminated on July 27, 2007 The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

On May 2, 2007 the Company issued 50,000 shares to Equititrend Advisors LLC for the performance of public and investor relations services as an independent contractor. The contract with Equititrend Advisors LLC was terminated on July 27, 2007. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

Unsecured Convertible Promissory Notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,237.

On May 11, 2007 the Company also issued 338,461 whole share purchase warrants to Hunter Wise Securities as a broker fee for the sale of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share.

On May 11, 2007 the Company also issued 6,769,228 whole share purchase warrants to the holders of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share.

The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes begins in November 2007 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest. Following the occurrence of an event of default that is not cured within 20 days, the Unsecured Convertible Promissory Notes will bear an interest rate of 15% per annum beginning from the date of such occurrence through the maturity date. The Company may elect to make repayments in cash or by the issuance of common stock of the Company. The stock will be issued at the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company.

In the event that a delay in delivery of conversion shares occurs, as defined in the subscription agreement and Unsecured Convertible Promissory Note, the Company agrees to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company fails to deliver shares issuable under the Unsecured Convertible Promissory Notes within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company shall pay in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeds the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Company is required to file and have declared effective a registration statement with the SEC within 140 days of the sale of the Unsecured Convertible Promissory Notes. Pursuant to the Unsecured Convertible Promissory Notes the Company is required to maintain the effectiveness of the registration statement for up to two years, or until all shares have been traded by the holders of the Unsecured Convertible Promissory Notes. The Company filed the registration statement on June 25, 2007. The registration was not yet declared effective as of July 31, 2007.

All proceeds received were used for exploration of our mineral properties and working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.10	Form of Subscription Agreement for Canadian investors for March 2005 private placement(7)
10.11	Form of Subscription Agreement for US investors for March 2005 private placement(7)
10.12	Form of Subscription Agreement for Overseas investors for March 2005 private placement(7)
10.13	Form of Registration Rights Agreement for March 2005 private placement(7)
10.14	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(8)
10.15	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(8)
10.16	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(8)
10.17	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (9)
10.18	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (10)
10.19	Form of Securities Purchase Agreement for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.20	Form of Convertible Promissory Note for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.21	Form of Common Stock Purchase Warrant for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.22	List of Subscribers for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.

Exhibit Number	Description of Exhibit
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.

(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(7)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 19, 2005.

(8)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:

/s/ James Briscoe

James Briscoe, President, Chairman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 14, 2007

By:

 / /s/ Jon Young

Jon Young, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: September 14, 2007