Form 10QSB
period 2007-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2007-12-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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
43,331,405 common shares issued and outstanding as of December 12, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.)
Yes [   ]   No [X]

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "Company", and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiaries Big Chunk Corp. and Redwall Drilling Inc., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2007	January 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current:

Cash and cash equivalents	$2,728,161	$676,309
Prepaid expenses	40,340	16,591
Inventory	92,131	-
Other current assets	-	14,105
Due from related parties	-	37,513
Deposits	5,207	5,707
Total current assets	2,865,839	750,225

Property and equipment, net	1,132,030	346,521
Certificates of deposit	258,500	3,000
Deposits	10,000	-
Deferred financing charges, net	350,072	-
Investment in Elle Venture	-	-

Total assets	$4,616,441	$1,099,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Current portion of long-term debt	$109,723	$8,143
Current portion of capital lease obligation	8,247	26,882
Current portion of convertible promissory notes, net of
discounts	867,744	-
Accounts payable and accrued liabilities	426,146	111,315
Accrued interest	157,424	-
Total current liabilities	1,569,284	146,340

Long-term debt, net of current portion	374,364	47,742
Convertible promissory notes, net of current portion and discounts	1,048,426	-
Capital lease obligation, net of current portion	-	2,783

Total liabilities	2,992,074	196,865

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares
authorized; 43,013,918 and 41,101,069 issued and
outstanding	43,014	41,101
Additional paid-in capital	20,781,148	16,082,319
Deficit accumulated during the exploration stage	(19,199,795)	(15,220,539)
Total stockholders’ equity	1,624,367	902,881

Total liabilities and stockholders’ equity	$4,616,441	$1,099,746

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					date of inception
	For the three	For the three	For the nine	For the nine	(August 20,
	months ended	months ended	months ended	months ended	2001)
	October 31,	October 31,	October 31,	October 31,	to
	2007	2006	2007	2006	October 31, 2007
Revenues	$-	$-	$-	$-	$-

Expenses:
Geological and geophysical
costs	870,606	256,966	1,819,677	1,522,372	9,233,279
Salaries and benefits	140,554	119,251	401,080	307,624	1,261,602
Accounting and auditing	47,787	29,646	140,065	171,679	641,157
Public relations	71,987	3,333	172,356	25,114	564,250
Depreciation	33,412	14,688	91,688	41,509	194,423
Legal	31,254	37,100	112,821	104,747	451,044
Professional services	-	-	-	-	143,992
General and administrative	88,174	101,240	257,879	266,259	1,100,698
Travel	11,735	3,919	19,486	27,389	132,565
Impairment loss	-	-	-	-	15,907,500
Net operating expenses	1,295,509	566,143	3,015,052	2,466,693	29,630,510

Loss from operations	(1,295,509)	(566,143)	(3,015,052)	(2,466,693)	(29,630,510)

Other income (expense):
Interest income	30,751	3,877	74,626	10,517	164,104
Interest expense	(575,603)	-	(1,038,830)	-	(1,040,854)
Loss on sale of assets	-	-	-	-	(406)
Other income	-	100,000	-	100,000	100,000
Income from Elle Venture	-	-	-	-	-
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt to
related party	-	-	-	-	7,366
Total other income (expense)	(544,852)	103,877	(964,204)	110,517	(769,285)

Loss before income taxes	(1,840,361)	(462,266)	(3,979,256)	(2,356,176)	(30,399,795)

Income tax expense	-	-	-	-	-

Net loss	$(1,840,361)	$(462,266)	$(3,979,256)	$(2,356,176)	$(30,399,795)

Basic and diluted net loss per
share of common stock	$(0.04)	$(0.01)	$(0.09)	$(0.06)	$(0.97)

Basic and diluted weighted
average number of shares of
common stock outstanding	42,915,456	38,995,227	42,562,004	37,850,176	31,254,325

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stockholders’
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	3,696,895	3,697	2,242,298		2,245,995
Issuance of common stock for services	150,000	150	92,850		93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants	-	-	610,560	-	610,560
Options granted to employees	-	-	221,783	-	221,783
Net loss for the year ended January 31 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319	(15,220,539)	902,881
Issuance of common stock	1,718,799	1,719	1,072,698	-	1,074,417
Issuance of common stock for services	112,000	112	54,428	-	54,540
Issuance of common stock in conversion of promissory note	82,050	82	53,251	-	53,333
Options granted to employees and consultants	-	-	254,180	-	254,180
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the nine month period ended October 31, 2007	-	-	-	(3,979,256)	(3,979,256)
Balance, October 31, 2007	43,013,918	$43,014	$20,781,148	$(19,199,795)	$1,624,367

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from date
			of inception
	For the nine	For the nine	(August 20, 2001)
	months ended	months ended	to
	October 31, 2007	October 31, 2006	October 31, 2007
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(3,979,256)	$(2,356,176)	$(30,399,795)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	91,688	41,509	195,433
Amortization of deferred financing charges	108,457	-	108,457
Amortization of discount on convertible promissory notes	757,750	-	757,750
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Gain on sale of fixed asset	-	-	406
Share based compensation	254,180	663,573	1,086,524
Share based payments	62,873	-	155,873
Changes in assets and liabilities:
Prepaid expenses	(23,749)	(35,006)	47,510
Other current assets	6,230	-	(7,875)
Inventory	(92,131)	-	(92,131)
Deposits	(9,500)	1,261	(15,207)
Certificates of deposit – performance bonds	(53,000)	-	(56,000)
Accounts payable and accrued expenses	314,831	(29,399)	420,131
Accrued interest	157,424	-	157,424
Net cash used in operating activities	(2,404,203)	(1,714,238)	(11,390,915)

Cash flows from investing activities:
Proceeds from the sale of fixed asset	-	-	8,005
Purchase of certificate of deposit	(202,500)	-	(202,500)
Purchase of equipment	(631,322)	(41,676)	(992,148)
Net cash used in investing activities	(833,822)	(41,676)	(1,186,643)

Cash flows from financing activities:
Principal activity on long-term debt	(9,798)	(1,756)	(12,466)
Principal activity on capital lease obligation	(21,418)	-	(31,051)
Net (advances) repayments from related parties	37,513	-	-
Proceeds from the issuance of common stock	1,074,417	1,584,420	11,140,073
Proceeds from the sale of convertible promissory notes	4,010,238	-	4,010,238
Proceeds from long-term debt	198,925		198,925
Expenses of deferred common stock issuance	-	(20,000)	-
Net cash provided by financing activities	5,289,877	1,562,664	15,305,719

Net increase (decrease) in cash and cash equivalents for period	2,051,852	(193,250)	2,728,161

Cash and cash equivalents, beginning of period	676,309	933,102	-

Cash and cash equivalents, end of period	$2,728,161	$739,852	$2,728,161

Interest paid during the period	$6,884	$1,068	$8,909

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company” or “We”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) is our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall is a drilling contractor. At October 31, 2007 Redwall was in the start-up phase and had not begun operations. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with Xstate Resources Limited (“Xstate”). The Company holds a 50% interest in the Elle Venture, a general partnership with Xstate that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 square mile joint venture area.

These condensed consolidated financial statements include the results of operations and cash flows of Big Chunk and Redwall from the dates of acquisition/formation. All significant intercompany accounts and transactions were eliminated upon consolidation.

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and debt. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings or loans. Such financings or loans may not be available, may not be available on reasonable terms, or the Company may be prevented from obtaining further financings because of restrictions that apply to it pursuant to the Unsecured Convertible Promissory Notes discussed in Note 8.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-KSB for the year ended January 31, 2007 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2007 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Big Chunk and Redwall, from the date of acquisition/formation, February 5, 2004 and August 31, 2007, respectively. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At October 31, 2007 and January 31, 2007, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $2,550,000 and $681,000, respectively.

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
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 3 - Summary of significant accounting policies - continued

Property and equipment - continued

The estimated useful lives range from 2 to 7 years. At October 31, 2007 and January 31, 2007 accumulated depreciation was $191,998 and $100,310, respectively.

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method over the life of the related debt instrument and is included in interest expense. At October 31, 2007 and January 31, 2007 the Company has capitalized deferred finance charges of $453,851 and $0, respectively and accumulated amortization of debt issuance costs was $103,779 and $0, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At October 31, 2007 and January 31, 2007 the Company has recorded discounts on convertible promissory notes of $3,163,888 and $0, respectively and accumulated amortization of discounts on convertible promissory notes was $725,058 and $0, respectively.

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

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at October 31, 2007 and January 31, 2007.

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

On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requiring the measurement and recognition of all stock-based compensation under the fair value method. The Company charges stock-based compensation expense for options granted to employees to earnings using the straight-line method over the option’s requisite service period. The Company implemented SFAS 123R using the modified prospective transition method. Prior to February 1, 2006 the Company accounted for stock options granted to employees under Accounting Principles Board Opinion 25 (“APB 25”) intrinsic value method. Under APB 25, there was generally no charge to earnings for employee stock option awards because the options granted had an exercise price at least equal to the market value of the underlying common stock on the grant date. The fair value of options granted to employees prior to February 1, 2006 had been determined to be $0, based on the Black-Scholes Valuation method. The Company determines the measurement date for stock options granted to non-employee consultants using EITF 96-18. Periods prior to February 1, 2006 in the consolidated financial statements have not been adjusted to reflect fair value stock-based compensation expense under SFAS 123R for options issued to employees as there is no effect.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split which resulted in 20,000,000 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2007 and January 31, 2007, there were 12,345,047 and 5,684,342 potentially dilutive instruments outstanding, respectively, that were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest should be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 3 - Summary of significant accounting policies – continued

Recently issued accounting standards - continued

amount of that retained investment. Entities should provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS No. 160 will have a material effect on its results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 Revised “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement defines the acquirer as the entity that obtains control of one or more business in the business combination and establishes the acquisition date as the date the acquirer achieves control. This statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also established principles and requirements for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase. This statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company does not believe that the adoption of SFAS No. 141 Revised will have a material effect on its results of operations or financial position.

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

NOTE 4 – Mineral claims

On October 31, 2007 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On October 31, 2007 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 4 – Mineral claims - continued

On October 31, 2007 the Company also held a 100% interest in 1,653 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge; titles to all properties are in good standing as of October 31, 2007.

On October 31, 2007 the Company had staked but not yet perfected title to 140 potential standard Federal lode mining claims spanning approximately 5 square miles on the Colorado Plateau Province of Northern Arizona (“claims in progress”). The Company has 90 days from staking to make the first year’s rental payment and filing fees of approximately $170 per claim, $23,800 for all 140 claims, and complete the filing of the claims in progress with the U.S. Bureau of Land Management. If the claims in progress are not perfected within 90 days the Company may re-stake the claims otherwise title reverts back to the federal government.

NOTE 5 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with Xstate Resources Limited (“Xstate”) that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 mile joint venture area. At October 31, 2007 the Elle Venture held a 100% interest in 18 standard Federal lode mining claims located on the Colorado Plateau Province of Northern Arizona (“Elle Venture Claims”). The Elle Venture commenced on December 15, 2006 and Xstate earned a 50% interest in the joint venture when Xstate deposited $2,900,000 into the joint venture bank account. Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. After the initial $2,900,000 is expended, each party agrees to contribute to the Elle Venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s interest will be diluted.

At October 31, 2007 the Company made no capital contributions to the Elle Venture and was not at risk for any of the Elle Venture losses. The investment in Elle Venture at October 31, 2007 is $0. The Elle Venture recognized no revenues from inception through October 31, 2007.

Summary financial information of Elle Venture at:

	October 31, 2007	January 31, 2007
Current assets	$2,057,134	$2,768,292
Other assets	102,858	50,000
Total assets	$2,159,992	$2,818,292
Current liabilities	$-	$46,192
Total liabilities	-	46,192
Partners’ capital	2,159,992	2,772,100
Total liabilities and partners’ capital	$2,159,992	$2,818,292
Net loss from inception (December 15,
2006) to the period ended	$(740,008)	$(127,899)

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 6 – Long-term debt

Note payable to Chase Bank payable in monthly installments of $471 including interest at a fixed rate of 10% through maturity in April 2011, secured by a lien on a vehicle. Principal balance at October 31, 2007 and January 31, 2007 is $16,531 and $19,407, respectively. Carrying amount of vehicle that serves as collateral is $15,085 and $18,396 at October 31, 2007 and January 31, 2007, respectively.

Note payable to Chase Bank payable in monthly installments of $658 including interest at a fixed rate of 8.9% through maturity in February 2013, secured by a lien on a vehicle. Principal balance at October 31, 2007 and January 31, 2007 is $33,046 and $36,478, respectively. Carrying amount of vehicle that serves as collateral is $32,898 and $38,820 at October 31, 2007 and January 31, 2007, respectively.

Note payable to Chase Bank payable in monthly installments of $644 including interest at a fixed rate of 8.9% through maturity in February 2012, secured by a lien on a vehicle. Principal balance at October 31, 2007 and January 31, 2007 is $27,708 and $0, respectively. Carrying amount of vehicle that serves as collateral is $27,178 and $0 at October 31, 2007 and January 31, 2007, respectively.

Note payable to Chase Bank payable in monthly installments of $669 including interest at a fixed rate of 9.9% through maturity in September 2013, secured by a lien on a vehicle. Principal balance at October 31, 2007 and January 31, 2007 is $35,839 and $0, respectively. Carrying amount of vehicle that serves as collateral is $42,594 and $0 at October 31, 2007 and January 31, 2007, respectively.

Note payable to Atlas Copco payable in monthly installments of $5,436 including interest at a fixed rate of 9% through maturity in September 2010, secured by a lien on equipment. Principal balance at October 31, 2007 and January 31, 2007 is $170,962 and $0, respectively. Carrying amount of equipment that serves as collateral is $389,022 and $0 at October 31, 2007 and January 31, 2007, respectively.

Note payable to Zions First National Bank payable in monthly installments of $4,018 including interest at 7.5% through maturity in September 2012, secured by a certificate of deposit. Principal balance at October 31, 2007 and January 31, 2007 is $200,000 and $0, respectively. Carrying amount of certificate of deposit that serves as collateral is $202,500 and $0 at October 31, 2007 and January 31, 2007, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended October 31,
2008	$109,723
2009	115,526
2010	120,461
2011	65,682
2012	63,078
Thereafter	9,617

484,087
Less current maturities	(109,723)

$374,364

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 7– Capital lease obligation

In November 2006, the Company entered into a noncancelable capital lease with Thermo Fisher Financial Services, Inc. for a Niton XLp 532 Industrial Analyzer. The lease calls for an initial down payment of $2,894 payable at lease signing in November 2006, a $7,000 onetime payment in January 2007 and 11 monthly payments of $2,794 beginning in April 2007. The Company has recorded an asset of $39,298 related to this lease. At October 31, 2007 and January 31, 2007 amortization expense of $4,210 and $0, respectively and accumulated amortization of $4,210 and $0, respectively has been recorded in relation to this lease.

The future minimum lease payments related to this lease are as follows:

For the twelve months ended October 31, 2008	$8,306

Less amount representing interest	(59)

Capital lease obligation, current portion	$8,247

NOTE 8 – Convertible promissory notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. The Unsecured Convertible Promissory Notes bear interest at 8%. Following the occurrence of an event of default that is not cured within 20 days, the Unsecured Convertible Promissory Notes will bear an interest rate of 15% per annum beginning from the date of such occurrence through the maturity date. Repayment of the Unsecured Convertible Promissory Notes begins in November 2007 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest. Holders of the Unsecured Convertible Promissory Notes may elect to convert all or a portion of their note balance before the schedule repayment dates at a fixed rate of $0.65 per share.

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

The Company was required to file and have declared effective a registration statement with the SEC within 140 days of the sale of the Unsecured Convertible Promissory Notes. The Company filed the registration statement and it was declared effective on September 28, 2007. The Company is required to maintain the effectiveness of the registration statement for up to two years, or until all shares have been traded by the holders of the Unsecured Convertible Promissory Notes. The proceeds of the private placement have been and will be used for working capital, exploration of mineral properties and/or acquiring additional mineral properties.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 8 – Convertible promissory notes - continued

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the Unsecured Convertible Promissory Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees and due diligence fee. The deferred financing costs also consist of 338,461 of common stock purchase warrants issued as a broker fee to Hunter Wise Securities. The warrants have an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The warrants were assigned a value of $67,692 estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The Company reported $108,457 and $0 of interest expense for the amortization of deferred financing costs during the nine months ended October 31, 2007 and 2006, respectively.

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

The Unsecured Convertible Promissory Notes contain a beneficial conversion feature recorded of $1,842,734 which represents the difference between the conversion price and the fair market value of the common stock on the commitment date (May 11, 2007). The 6,769,228 detachable common stock purchase warrants were assigned a value of $1,353,846, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The discounts on the Unsecured Convertible Promissory Notes for the beneficial conversion feature and the detachable common stock purchase warrants are being amortized to interest expense, using the effective interest method, over the term of the Unsecured Convertible Promissory Notes. The Company reported $757,750 and $0 of interest expense relating to the beneficial conversion feature and the warrants discount during the nine months ended October 31, 2007 and 2006, respectively.

In October 2007 a note holder converted $45,000 of the principal balance of their Unsecured Convertible Promissory Note and $8,333 of unpaid accrued interest at a conversion price of $0.65 per share pursuant to the original terms of the notes. The Company issued 82,050 shares of common stock related to this conversion. The debt converted was allocated $4,678 of deferred finance charges and $32,692 of discounts, the unamortized portion of $29,585 was recorded as interest expense.

The principal balance of the Unsecured Convertible Promissory Notes outstanding was $4,355,000 and $0 at October 31, 2007 and January 31, 2007, respectively. If settlement of the Unsecured Convertible Promissory Notes occurred on October 31, 2007 the Company would be obligated to pay $4,355,000 principal payments and $157,424 accrued interest for a total of $4,512,424 in cash. If the settlement were completed by the issuance of common shares the conversion price at October 31, 2007 was $0.45 per share for a total of 10,027,609 shares required to convert the notes.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 8 – Convertible promissory notes - continued

The following is a summary of the principal maturities of Unsecured Convertible Promissory Notes:

For the twelve months ended October 31,
2008	$2,449,688
2009	1,905,312

4,355,000
Less discounts for warrants and beneficial conversion
feature	(2,438,830)
1,916,170

Less current maturities, net of discounts	(867,744)

$1,048,426

NOTE 9– Common stock

As of October 31, 2007, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 4.07 years and a weighted average exercise price of $0.91 per whole warrant for one common share.

Whole share purchase warrants outstanding at October 31, 2007 are as follows:

	Number of whole	Weighted average
	share purchase	exercise price per
	warrants	share
Outstanding, January 31, 2006	2,744,342	$1.57

Forfeited or expired	(800,000)	1.75

Outstanding, January 31, 2007	1,944,342	$1.50

Issued	7,107,689	0.75
Forfeited or expired	(984)	1.50
Exercised	-	-

Outstanding, October 31, 2007	9,051,047	$0.91
Exercisable, October 31, 2007	9,051,047	$0.91

On January 17, 2007 the Company issued 150,000 shares to Equititrend Advisors LLC upon the execution of an agreement to perform public and investor relations services as an independent contractor for a period of 12 months commencing on January 9, 2007. On May 2, 2007 the Company issued 50,000 shares to Equititrend Advisors LLC. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act. The transactions were reported at fair value. Fair value of the shares issued was determined by a review of the Company’s stock trading price around the date of issuance and was determined to be $0.62 per share for the shares issued on January 17, 2007 and $0.57 per share for the shares issued on May 2, 2007. The Company recognized compensation expense of $28,500 during the nine month period ended October 31, 2007. The contract with Equititrend Advisors LLC was terminated on July 27, 2007.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 9– Common stock - continued

The Company issued 62,000 common shares to three public relations consultants on August 27, 2007 as compensation for public relations services performed. The issuance of common stock is reported at fair value. Fair value was determined to be the closing trading price on August 27, 2007, or $0.42 per common share. The Company recorded $26,040 of public relations expense related to the stock issuances.

On March 8, 2006, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000 for a period of up to two years. In May 2007, pursuant to the Unsecured Convertible Promissory Notes subscription agreement, the Company agreed that it would not exercise its rights under the SEDA without written consent from the Unsecured Convertible Promissory Note Holders. For each share of our common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 96%, or a 4% discount of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following our request for an advance. If the volume weighted average price of the common stock on any day during such five (5) day period is less than 90% of the closing bid price on the trading day immediately preceding the notice date, then, the volume weighted average price on such date is excluded from the calculation and the number of shares sold and the amount of the advance are reduced by 20%. We may waive this price protection by providing Cornell Capital Partners with notice of the waiver prior to the relevant advance notice date. In addition, 5% of each cash advance will be paid to Cornell Capital Partners as a commitment fee and $500 per advance will be paid to Yorkville Advisors, LLC an affiliate of Cornell Capital Partners as a structuring fee. The amount of each advance is subject to a maximum amount of $300,000, and we may not submit a request for an advance within five trading days of a prior advance. In addition, we may not request cash advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. On March 8, 2006 Cornell Capital Partners received an initial commitment fee of $290,000, which was paid by the issuance of 256,637 shares of common stock. The transaction was recorded at fair value. The fair value was determined using the closing trading price on March 6, 2006 ($1.13 per share). Yorkville Advisors, LLC an affiliate of Cornell Capital Partners, received a one time structuring fee and due diligence fee totaling $20,000. Proceeds received under the Standby Equity Distribution Agreement will be used for exploration activities and working capital.

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

During the nine months ended October 31, 2007, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $1,074,417, net of fees of $56,500.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 10– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed two years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2004 Stock Option Plan at October 31, 2007 and January 31, 2007, are 556,000 and 110,000, respectively.

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

On August 15, 2007, the Company granted 250,000 non-qualified stock options pursuant to the 2004 Stock Option Plan to an investor relations consultant in exchange for future services. The Options have an exercise price of $0.45 per share and a term of 3 years. The options vest 25% every three month anniversary of the grant date.

The following tables summarize the Company’s stock option activity under the 2004 Stock Option Plan during the period ended October 31, 2007.

Incentive stock options to employees outstanding at October 31, 2007 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2007	2,581,000	$1.005

Granted	10,000	1.110
Forfeited	(288,750)	1.110
Expired	(372,250)	1.531

Outstanding, October 31, 2007	1,930,000	$0.889	8.78	$-

Exercisable, October 31, 2007	790,250	$1.100	8.37	$-

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 10– Stock-based compensation – continued

Non-qualified stock options to non-employee consultants outstanding at October 31, 2007 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2007	1,159,000	$1.138

Granted	250,000	0.45
Forfeited	(22,500)	1.11
Expired	(22,500)	1.11

Outstanding, October 31, 2007	1,364,000	$1.013	7.33	$-

Exercisable, October 31, 2007	800,500	$1.205	8.21	$-

The aggregate intrinsic value is calculated based on the October 31, 2007 stock price of $0.351 per share.

A summary of the status of the Company’s nonvested shares as of October 31, 2007 and changes during the nine month period ended October 31, 2007 is presented below: Incentive stock options granted to employees:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2007	1,913,000	$0.476
Granted	10,000	0.200
Forfeited	(288,750)	0.640
Vested	(494,500)	0.474

Nonvested at October 31, 2007	1,139,750	$0.432

Vested during the period ended October 31, 2007	494,500	$0.474

Total fair value of options vested during the period
ended October 31, 2007		$234,530

Non-qualified stock options granted to non-employee consultants:
		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2007	786,750	$0.598
Granted	250,000	0.130
Forfeited	(22,500)	0.640
Vested	(450,750)	0.622

Nonvested at October 31, 2007	563,500	$0.370

Vested during the period ended October 31, 2007	450,750	0.622

Total fair value of options vested during the period
ended October 31, 2007		$280,230

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 10– Stock-based compensation – continued

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. To estimate the fair value of the April 6, 2006 stock option grant, the Company used the following assumptions: 64% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.84% risk-free interest rate. To estimate the fair value of the December 8, 2006 stock option grant, the Company used the following assumptions: 65% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.53% risk-free interest rate. To estimate the fair value of the May 24, 2007 stock option grant, the Company used the following assumptions: 60% expected volatility; 0% expected dividend yield; 5 years expected term; and 4.79% risk-free interest rate. To estimate the fair value of the August 15, 2007 stock option grant, the Company used the following assumptions: 60% expected volatility; 0% expected dividend yield; 3 years expected term; and 4.31% risk-free interest rate.

The weighted average grant date fair value of the options granted during the nine month period ended October 31, 2006 was $0.64 per option. The weighted average grant date fair value of the options granted during the nine month period ended October 31, 2007 was $0.13 per option. There were no options exercised during the nine month period ended October 31, 2007 and the nine month period ended October 31, 2006 and the period from inception (August 20, 2001) to October 31, 2007. We recognized share-based compensation expense of $254,180 during the nine months ended October 31, 2007, $663,573 during the nine months ended October 31, 2006 and $1,180,874 for the period from inception (August 20, 2001) to October 31, 2007. Unrecognized share-based compensation for all share-based awards outstanding as of October 31, 2007 totaled $324,897 and is expected to be recognized over a weighted average remaining period of 0.95 years using the straight-line method.

Share-based compensation expense is reported in our statement of operations as follows:

					From
					inception
	Three months	Three months	Nine months	Nine months	(August 20,
	ended	ended	ended	ended	2001) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2006	2007
Geological and
geophysical costs	$51,621	$(48,000)	$103,241	$543,360	$808,152
Salaries and benefits	44,720	51,520	144,168	120,213	365,951
Investor relations	6,771	-	6,771	-	6,771

	$103,112	$3,520	$254,180	$663,573	$1,180,874

NOTE 11 – Related party transactions

The Company entered into the following transactions with related parties during the period ended October 31, 2007:

Paid or accrued $4,494 in rent. We rented an office from an officer on a month-to-month basis for $499 per month.

NOTE 12 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a two-year period from the staking of claims. The Company estimates that the required annual assessments to maintain the claims will be approximately $298,600. At October 31, 2007 approximately $276,200 of prior assessment work has been performed on the Big Chunk claims that can be applied toward the current year liability.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 12 – Commitments - continued

At October 31, 2007 no assessment work has been performed on the Bonanza Hills claims and approximately $22,400 of assessment work is still required to be performed or cash payment of assessments will be due.

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals for the period from September 1, 2006 through September 1, 2007 for new claims perfected during the nine months ended October 31, 2007 was $77,690. The rentals paid in August 2007 for the period from September 1, 2007 through September 1, 2008 are $206,625. The estimated rentals and filing fees payable to perfect the 140 claims in progress at October 31, 2007 is $23,800.

The Company rents a warehouse on a month-to-month basis for $1,500 per month. For the nine months ended October 31, 2007 the Company recognized rent expense of $13,500 related to this lease.

In November 2006, the Company began renting its current office space. The lease requires monthly payments of $3,571 for twelve months and then monthly payments of $3,697 for twelve months. The Company has the option to renew the lease for an additional two year term at an increase of 3.5% in rent per year. During the nine months ended October 31, 2007 the Company recognized rent expense of $32,139 related to this lease. Future minimum lease payments under this noncancelable lease are as follows:

Future minimum lease payments for the twelve months ended October 31,
2008	$44,238
2009	3,697
$47,935

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the nine months ended October 31, 2007 the Company recognized rent expense of $3,525 related to this lease.

Future minimum lease payments for the twelve months ended October 31,
2008	$4,700
2009	2,350
$7,050

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 12 – Commitments - continued

The Company entered into a lease for lodging with Coral Cliffs Townhomes in Kanab, Utah in order to supply temporary housing for certain field personnel of the North Pipes project. The lease required monthly payments of $1,750 from May 15, 2006 through May 31, 2007. The lease was terminated on May 31, 2007. For the nine months ended October 31, 2007 the Company recognized rent expense of $7,000 related to this lease.

In May 2007, the Company entered into a lease for lodging in Fredonia, Arizona in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $800 from May 2007 through June 2007 and monthly payments of $1,800 from July 2007 through June 2008. For the nine months ended October 31, 2007 the Company recognized rent expense of $8,800 related to this lease. Future minimum lease payments under this noncancelable lease for the twelve months ended October 31, 2007 are $14,400.

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

In February 2007 the Company entered into a non-exclusive consulting contract with Hunter Wise Financial Group, LLC (“Hunter Wise”) to provide services to the Company in the areas of corporate development, financing, and consulting for a period of twelve months. Hunter Wise will receive compensation ranging from 3% to 8% of aggregate consideration for any sale, merger, acquisition, joint venture, strategic alliance, technology partnership, licensing agreement or similar agreement. For any debt investment or secured debt financing placed for the Company Hunter Wise shall receive a success fee equal to 6% of the gross proceeds received by the Company payable in cash, plus a success fee payable in Company stock equal to 3% of the gross proceeds received by the Company divided by the closing bid price of the common stock of the Company as of the date the Company receives the funds, plus purchase warrants in the Company, with a cashless exercise provision equal to 6% of the gross proceeds received by the Company exercisable at any time within 2 years from issuance at a strike price equal to 100% of the closing bid price of the common stock for the Company as of the date the Company received the funds. For any cash equity investment into the Company Hunter Wise shall receive a success fee payable in cash equal to 8% of the gross proceeds disbursed to the Company, plus a success fee payable in Company stock equal to 2% of the gross proceeds disbursed to the Company divided by the closing bid price of the common stock for the Company as of the date the Company receives the funds, plus purchase warrants in the Company with a cashless exercise provision equal to 5% of the gross proceeds disbursed to the Company divided by the lower of the price per share of the common stock of the Company as valued by the finance source for the purposes of the investment, or the closing bid price of the common stock on the date the Company received the funds exercisable at any time within 2 years from issuance at a strike price equal to the lower of 100% of the price of the common stock of the Company as valued by the finance source for the purposes of the investment or the closing bid price of the common stock on the date the Company receives the funds. At October 31, 2007 the Company paid to Hunter Wise a broker fee of $308,000 and 338,461 whole share purchase warrants, valued at $67,692, with an exercise price of $0.75 through May 11, 2012 in connection with the sale of the Unsecured Convertible Promissory Notes. The broker fee and warrants have been included in deferred financing costs and amortized over the life of the notes.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 12 – Commitments - continued

The Company entered into a non-exclusive consulting contract with Balanced Financial Securities (“BFS”) to provide services to the Company in the areas of corporate financing and consulting. BFS’s fees are all contingent upon the closing of debt or equity financings by a funding source referred by BFS during the term of the contract and for a period of 18 months after the termination of the contract. The contract will remain in effect until terminated by either party via written notice by certified mail. BFS will receive compensation of 5% of cash equity financings, plus 3% of incremental debt financings. BFS will also receive common stock purchase warrants to purchase common stock of the Company equal to 5% of the equity funding and exercisable at the negotiated shares price of the transaction. The Company will also pay all of BFS’s out-of-pocket expense incurred on the Company’s behalf. The Company paid $0 to BFS during the nine month period ended October 31, 2007.

NOTE 13 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the nine month period ended October 31, 2007 were as follows:

Purchased vehicles and equipment in exchange for long-term financing of $238,000 and cash of $219,000.

Purchased equipment in exchange for a receivable due in the amount of $7,875.

Stock option compensation recorded at $257,826 for options issued to employees and consultants.

Issued 112,000 shares of common stock in exchange for public relations consulting services reported at fair value of $54,540.

Issued 338,461 whole share common stock purchase warrants valued at $67,692 for a broker fee paid in connection with the sale of the Unsecured Convertible Promissory Notes.

Issued 6,769,228 whole share common stock purchase warrants valued at $1,353,846 in connection with the sale of the Unsecured Convertible Promissory Notes.

The Company recorded $389,762 of deferred financing charges that was net against the proceeds from the sale of Unsecured Convertible Promissory Notes.

The Company recorded a beneficial conversion feature in the amount of $1,842,734 in relation to the sale of Unsecured Convertible Promissory Notes.

Issued 82,050 shares of common stock for partial conversion of $45,000 principal amount of Unsecured Convertible Promissory Notes plus accrued interest of $8,333. The company recorded interest expense of $29,585 for the unamortized discounts and unamortized deferred financing charges related to the conversion.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 16 – Subsequent events

In November 2007, the Company paid $74,650 to renew the Big Chunk and Bonanza Hills Alaska State mining claims for the period from September 1, 2007 through September 1, 2008.

In November 2007, the Company paid $23,800 to perfect title to 140 federal lode mining claims in progress at the North Pipes project.

In November 2007, the Company issued 317,487 shares of common stock for partial conversion of $205,000 principal amount of Unsecured Convertible Promissory Notes plus accrued interest of $1,367 at a conversion price of $0.65 per share.

In December 2007, the Company entered into a consulting agreement to receive general core drilling services from a licensed drilling contractor. The services are to be performed on Redwall’s drill rig by the contractor’s drillers. The Company will pay $1,500 per week plus the actual costs incurred by the contractor marked up by 10%. The contract is on a week to week basis and can be canceled at anytime by the Company. The estimated monthly cost of this contract is approximately $60,000.

In December 2007, the Company entered into a lease for warehouse space in Fredonia, Arizona for the storage of exploration equipment, exploration supplies, rock samples and core samples. The lease requires monthly payments of $1,500 and a security deposit of $1,500. The Company has the option to renew the lease for an additional two year term at a rate to be negotiated upon exercise of the renewal option.

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

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure. There is substantial risk that our business will fail.

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

Exploration and exploitation activities are subject to federal, state, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, state, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

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

The probability of an individual prospect ever having reserves is extremely remote. In all probability our properties do not contain any reserves. As such, any funds spent on exploration will probably be lost which would most likely result in a loss of your investment.

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

We had cash in the amount of $2,728,161 and working capital of $1,296,555 as of October 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the senior unsecured two year convertible promissory notes (“Unsecured Convertible Promissory Notes”), further described in Note 8 of the condensed consolidated financial statements included in this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2007 is $(30,399,795). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. As of October 31, 2007, there were 43,013,918 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the Unsecured Convertible Promissory Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the Unsecured Convertible Promissory Notes for a total of $4,355,000 plus 8% interest per year, may be converted into shares of our common stock at a price ranging from $0.45 to $0.65 per share. The Unsecured Convertible Promissory Notes mature on May 11, 2009. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the Unsecured Convertible Promissory Notes on May 11, 2007 may be exercised at $0.75 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the Unsecured Convertible Promissory Notes as a broker fee on May 11, 2007 may be exercised at $0.75 per share until they expire on May 11, 2012. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

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

We do not intend to pay dividends on any investment in the shares of stock of our company and any gain on an investment in our company will need to come through an increase in our stock’s price, which may never happen.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Our Current Business

Liberty Star Uranium & Metals Corp. (the “Company” or “We”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) is our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall is a drilling contractor and at October 31, 2007 Redwall was in the start-up phase and had not began operations. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current focus on uranium exploration. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations. The Company uses the term “Super Project” to indicate a project in which numerous mineral targets have been identified for exploration.

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with Xstate Resources Limited (“Xstate”). The Company holds a 50% interest in the Elle Venture, a general partnership with Xstate that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 square mile joint venture area.

The Company also holds a 100% interest in 1,793 Federal lode mining claims covering approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Super Project”). The 1,793 Federal lode mining claims include approximately 300 breccia pipe targets (“Pipes”). We plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium.

The Company also holds a 50% interest in 18 Federal lode mining claims covering 4 breccia pipe targets (“Elle Venture claims”) at the North Pipes Super Project location through the Elle Venture, a general partnership with Xstate Resources Limited (“Xstate”). Xstate has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. We plan to contribute one additional breccia pipe target to the Elle Venture in the near term, at this time which breccia pipe target has not been determined. We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

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

On June 5, 2007, we began our geochemical sampling program. As of October 31, 2007, we have collected 13,547 soil samples consisting of 1 kilogram of soil taken about 6 centimeters below the surface and 180 rock samples. We ship the samples to the sample preparation facilities at the MEG laboratory, with whom we have a contract for services, run by Geochemist and Technical Board member S. Clark Smith, near Carson City Nevada. The samples are prepared and then shipped by air to ACME Labs in Vancouver, BC, Canada, a certified laboratory, where they are assayed for sixty three elements. Chain of custody documents accompany each shipment from the collection site through to the assay lab. Remaining sample materials are archived in the original shipping boxes, clearly labeled as belonging to our company, and stored in a secure storage area. We are also performing detailed geologic, mineralization, alteration and leached-cap mapping using scintillometer and/or gamma ray spectrometer devices which detect radioactivity. We are analyzing the data received from the geochemical sampling program and surface geologic mapping as well as using all technical data that we have to prioritize our breccia pipe targets.

In October 2007 we purchased a CS3001 diamond drill rig through our wholly-owned subsidiary Redwall Drilling Inc. The purchase was made due to the difficulty in locating a third-party diamond drilling contractor available for hire and mobilization to our properties in a reasonable period of time. The Company plans to utilize Redwall’s rig and crew to begin a drilling campaign on December 1, 2007. The Company will first attempt to open fourteen holes drilled in the 1970s-1980s that are close to targets defined by our recent geochemical sampling and geologic mapping campaign. Down hole e-logs (electrical induction measurements) and radiometric (radioactive) surveys will be conducted in these holes to determine whether a breccia pipe and/or uranium mineralization is present. The data obtained will be compared to and integrated with surface geological and geochemical information. If any of these holes encounter mineralization they may be used as a parent hole for directional drilling, utilizing this capability of the Redwall rig, crew and directional contractors. Once these holes are opened and logged, the diamond drill crew will commence drilling our prioritized Pipes. As mentioned above, old drill holes will form part of our prioritization process and we will do final prioritization of which Pipes will be drilled first after the old holes have been surveyed. At this time there is a total of nine breccia pipes, owned by the Company and the Elle Venture, fully permitted and ready for drilling.

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

Our board of directors decided that we will perform only the minimum amount of exploration activity required to maintain our current Alaska claims in good standing as a result of difficulties that other companies in the Iliamna region have experienced trying to apply for drill permitting, mine permitting and obtaining approved road plans to build an access road to their potential mine site. The difficulties are likely connected to efforts by lobbying organizations that insist that mining operations in the region would pollute rivers and trout and salmon fisheries draining into Bristol Bay lying to the west and disturb a large amount of forest land. It is our management’s estimate that it will take several years before these environmental issues are resolved. Management believes that, in the mean time, our limited resources are better spent on exploration at the North Pipes Super Project.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources.

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

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Alaska Claims for a two year period from the staking of the claims. The annual state rentals for the Alaska State mining claims are $100 per 160 acre quarter section or $25 per 40 acre quarter-quarter section and annual rental payments are due on November 30th of each year. Rentals for the period from September 1, 2007 through September 1, 2008 of $74,650 have been paid. Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims in good standing. A total of approximately $298,600 must be paid to maintain the claims in good standing. At October 31, 2007, approximately $276,200 of prior assessment work has been performed on the Big Chunk claims that can be applied toward the current year liability. At October 31, 2007, no assessment work has been performed on the Bonanza Hills claims and approximately $22,400 of assessment work is still required to be performed or cash payment of assessments will be due.

Our Arizona claims are Federal lode mining claims located on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon every September 1st in the amount of $125 per mining claim. In the first year of filing a new claim the rental fee of $125 must be paid along with initial filing fees of $45 per mining claim. Rentals for the period from September 1, 2006 through September 1, 2007 for new claims perfected during the nine months ended October 31, 2007 was $77,690. The rentals paid in August 2007 for the period from September 1, 2007 through September 1, 2008 are $206,625. The rentals and filing fees paid in November 2007 to perfect the 140 claims in progress at October 31, 2007 was $23,800. There is no requirement for annual assessment or exploration work on the Federal lode mining claims.

In order to proceed with any drilling program on our Arizona claims, we will have to apply for various permits with the State of Arizona and the Federal Bureau of Land Management (“USBLM”). The permitting process takes several weeks. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized after geophysical and geochemical testing. Currently the Company has nine breccia pipe targets owned by the Company and the Elle Venture fully permitted for drilling. The drilling permit fees are anticipated to be approximately $3,000 per pipe and also require a reclamation bond of up to $50,000 per pipe. The drilling permitting process will be ongoing as additional geophysical and geochemical testing results are received.

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

Many of the resource exploration stage companies with whom we compete may have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration stage companies that may purchase resource properties or enter into joint venture agreements with junior exploration stage companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Cash Requirements

Over the next twelve months we intend to continue our exploration program at the North Pipes Super Project in northern Arizona. We also plan to pay annual rental fees to maintain our claims at the Big Chunk Super Project and the Bonanza Hills claims in Alaska. We anticipate that we will incur expenses over the next twelve months for the diamond drilling program to explore our breccia pipe targets as well as geological, geophysical, and geochemical studies and interpretation of that data.

Our anticipated cash requirement over the next twelve months is approximately $4,455,000. We received net proceeds of approximately $4,000,000 from the sale of Unsecured Convertible Promissory Notes completed in May 2007. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the nine months ended October 31, 2007 was $5,289,877.

Over the next twelve months we intend to use all available funds to expand on the exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Geological, geochemical and drilling exploration expenses	$ 3,449,000
Salaries and benefits	287,000
Accounting and auditing	180,000
Public relations	187,000
Legal fees	144,000
Office, general and administrative	170,000
Travel	38,000
Total	$ 4,455,000

The results that we expect to be able to accomplish with our current budgeted expenditures of approximately $4,455,000 will be limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

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

Purchase or Sale of Equipment

In August 2007, the board of directors approved a plan to purchase and operate a diamond drill rig, through our wholly-owned subsidiary Redwall Drilling Inc. for use by the Company during the next drilling program. The drill rig was purchased in October 2007 for $380,962 of which $210,000 was paid in cash and a $170,962 long-term note payable was entered into with Atlas Copco with an interest rate of 9% payable in monthly installments of $5,436 for 36 months. We also purchased equipment of approximately $200,000 in order to begin operations of Redwall Drilling Inc. We do not anticipate that we will sell any of our equipment over the next 12 months.

Personnel

As of October 31, 2007, we had thirteen full time employees and eight part-time employees. Currently we employ or have on contract four full time geologists, including President and CEO, James Briscoe, geologist Chelsea Wood and geologists David Boyer M.Sc. and Erik Murdock M.Sc. who also specialize in computer mapping. We have one experienced drill manager hired by Redwall Drilling Inc. We have further contracted with experienced field crewmembers and geochemical samplers for their services. In all, there will be up to 20 workers for the field season. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2007 through December 31, 2007.

Results of Operations for the Nine Months Ended October 31, 2007

The following discussion and analysis of the results of operations and financial condition of our Company for the nine months ended October 31, 2007 should be read in conjunction with the condensed consolidated financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the fiscal year ended January 31, 2007 filed with the United States Securities and Exchange Commission.

We have had no revenues since August 20, 2001 (inception).

Our net cash provided by financing activities during the nine months ended October 31, 2007 was $5,289,877. Our net cash provided by financing activities during the nine months ended October 31, 2006 was $1,562,664. The increase in cash provided by financing activities during the nine months ended October 31, 2007 resulted from the sale of the Unsecured Convertible Promissory Notes.

We had a net loss of $(3,979,256) for the nine months ended October 31, 2007 compared to a net loss of $(2,356,176) for the nine months ended October 31, 2006. The change in net loss was largely due to the increase in geological and geophysical costs as a result of the geochemical sampling campaign, an increase in salaries due to an increase in staff size and compensation rates, an increase in public relations efforts, and an increase in interest expense resulting from the sale of the Unsecured Convertible Promissory Notes.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $2,728,161 as of October 31, 2007. We had working capital of $1,296,555 as of October 31, 2007. Our total liabilities as of October 31, 2007 were $2,992,074 as compared to total liabilities of $196,865 as of

January 31, 2007. The increase in liabilities was due to new long-term debt incurred for the purchase of field equipment and the purchase of a drill rig, and the sale of Unsecured Convertible Promissory Notes.

Unsecured Convertible Promissory Notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. The Unsecured Convertible Promissory Notes bear interest at 8%. Following the occurrence of an event of default that is not cured within 20 days, the Unsecured Convertible Promissory Notes will bear an interest rate of 15% per annum beginning from the date of such occurrence through the maturity date. Repayment of the Unsecured Convertible Promissory Notes begins in November 2007 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest. Holders of the Unsecured Convertible Promissory Notes may elect to convert all or a portion of their note balance before the schedule repayment dates at a fixed rate of $0.65 per share.

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

The Company was required to file and have declared effective a registration statement with the SEC within 140 days of the sale of the Unsecured Convertible Promissory Notes. The Company filed the registration statement and it was declared effective on September 28, 2007. The Company is required to maintain the effectiveness of the registration statement for up to two years, or until all shares have been traded by the holders of the Unsecured Convertible Promissory Notes. The proceeds of the private placement have been and will be used for working capital, exploration of mineral properties and/or acquiring additional mineral properties.

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the Unsecured Convertible Promissory Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees and due diligence fee. The deferred financing costs also consist of 338,461 of common stock purchase warrants issued as a broker fee to Hunter Wise Securities. The warrants have an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The warrants were assigned a value of $67,692 estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The Company reported $108,457 and $0 of interest expense for the amortization of deferred financing costs during the nine months ended October 31, 2007 and 2006, respectively.

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

The Unsecured Convertible Promissory Notes contain a beneficial conversion feature recorded of $1,842,734 which represents the difference between the conversion price and the fair market value of the common stock on the commitment date (May 11, 2007) The 6,769,228 detachable common stock purchase warrants were assigned a value of $1,353,846, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The discounts on the Unsecured Convertible Promissory Notes for the beneficial conversion feature and the detachable common stock purchase warrants are being amortized to interest expense, using the effective interest method, over the term of the Unsecured Convertible Promissory Notes The Company reported $757,750 and $0 of interest expense relating to the beneficial conversion feature and the warrants discount during the nine months ended October 31, 2007 and 2006, respectively.

In October 2007 a note holder converted $45,000 of the principal balance of their Unsecured Convertible Promissory Note and $8,333 of unpaid accrued interest at a conversion price of $0.65 per share pursuant to the original terms of the notes. The Company issued 82,050 shares of common stock related to this conversion. The debt converted was allocated $4,678 of deferred finance charges and $32,692 of discounts, the unamortized portion of $29,585 was recorded as interest expense.

The principal balance of the Unsecured Convertible Promissory Notes outstanding was $4,355,000 and $0 at October 31, 2007 and January 31, 2007, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

We completed the acquisition of Liberty Star Gold Corp., the private Nevada Corporation that we acquired from Alaska Star Minerals LLC, effective February 5, 2004 and subsequently changed our year end from December 31 to January 31. Under accounting principles generally accepted United States of America (“GAAP”), this acquisition was treated as a purchase of the private company Liberty Star Gold Corp. by Liberty Star Acquisition Corp. Our condensed consolidated financial statements for the period ended October 31, 2007 reflect financial information for the three month period ended October 31, 2007, the three month period ended October 31, 2006, the nine month period ended October 31, 2007, the nine month period ended October 31, 2006 as well as from inception (August 20, 2001) through October 31, 2007.

PENDING ACCOUNTING POLICIES

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest should be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities should provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS No. 160 will have a material effect on its results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 Revised “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement defines the acquirer as the entity that obtains control of one or more business in the business combination and establishes the acquisition date as the date the acquirer achieves control. This statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also established principles and requirements for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase. This statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company does not believe that the adoption of SFAS No. 141 Revised will have a material effect on its results of operations or financial position.

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

Going Concern

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our condensed consolidated financial statements for the period ended October 31, 2007. Our total stockholders’ equity at October 31, 2007 was $1,624,367. All exploration costs are expensed as incurred.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

During the nine months ended October 31, 2007, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $1,074,417, net of fees of $56,500. The units were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

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

The Company issued 12,000 shares of restricted stock on August 27, 2007 to LDV Corporation (“LDV”) to arrange and conduct a meeting with brokers and/or accredited investors to increase investor awareness of the Company. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

The Company issued 10,000 common shares to SCIA National Small Cap Syndicate’s designated agent Cherry Kau on August 27, 2007 pursuant to the agreement with SCIA for attendance as a presenter at a capital conference hosted by SCIA. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

Unsecured Convertible Promissory Notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238.

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

In October 2007 a note holder converted $45,000 of the principal balance of their Unsecured Convertible Promissory Note and $8,333 of unpaid accrued interest at a conversion price of $0.65 per share pursuant to the original terms of the notes. The Company issued 82,050 shares of common stock related to this conversion. The debt converted was allocated $4,678 of deferred finance charges and $32,692 of discounts, the unamortized portion of $29,585 was recorded as interest expense.

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

The Company was required to file and have declared effective a registration statement with the SEC within 140 days of the sale of the Unsecured Convertible Promissory Notes. The Company filed the registration statement and it was declared effective on

September 28, 2007. The Company is required to maintain the effectiveness of the registration statement for up to two years, or until all shares have been traded by the holders of the Unsecured Convertible Promissory Notes.

All proceeds received have been and will be used for exploration of our mineral properties and working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On December 14, 2007, we amended our bylaws. Our new bylaws are attached here as an exhibit. The bylaws that have been adopted make several changes to the old bylaws, including: Annual Meeting:

In the new bylaws, the Board of Directors may call an annual meeting “on the day and at the time as may be set by the Board of Directors from time to time.” In the former bylaws, we were to have an annual meeting each year and on one specific day.

Special Meeting

In the new bylaws, shareholders can call special meeting; whereas, in our former bylaws, only our president or our chairman of the board of directors could call a special meeting. Shareholders could not call a special meeting.

Quorum

In the new bylaws, quorum may be reached at all meetings of our shareholders where the holders of at least ten percent (10%) of our issued and outstanding stock and who are entitled to vote, present themselves in person or by proxy; whereas, in our former bylaws quorum could not be reached unless a majority of our shareholders presented themselves in person or by proxy.

Number of Directors

In the new bylaws, we may have no less than one and not more than fifteen directors. In our former bylaws, we could have no less than one director but not more than five.

Our new bylaws are attached to this quarterly report as exhibit 3.2.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws*
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)

Exhibit Number	Description of Exhibit
10.10	Form of Subscription Agreement for Canadian investors for March 2005 private placement(7)
10.11	Form of Subscription Agreement for US investors for March 2005 private placement(7)
10.12	Form of Subscription Agreement for Overseas investors for March 2005 private placement(7)
10.13	Form of Registration Rights Agreement for March 2005 private placement(7)
10.14	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(8)
10.15	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(8)
10.16	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(8)
10.17	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (9)
10.18	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (10)
10.19	Form of Securities Purchase Agreement for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.20	Form of Convertible Promissory Note for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.21	Form of Common Stock Purchase Warrant for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.22	List of Subscribers for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.

(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(7)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 19, 2005.

(8)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:

/s/ James Briscoe
James Briscoe, President, Chairman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 13, 2007

By:

/s/ Jon Young
Jon Young,
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: December 13, 2007