Form 10KSB
period 2008-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2008-04-29
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the
Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ]   No[X]

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

37,233,130 shares of Common Stock @ $0.255 (1) = $9,494,448
(1) Average of bid and ask closing prices on April 23, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

45,983,130 shares of Common Stock issued and outstanding as of April 23, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,
Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (“Securities
Act”). The listed documents should be clearly described for indentification purposes (e.g., annual report to security holders for the fiscal years ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this annual report.

As used in this annual report, the terms "we", "us", "Company", and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiaries Big Chunk Corp. and Redwall Drilling Inc., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I

Item 1.           Description of Business.

Business development

Liberty Star Uranium & Metals Corp. (the “Company” or “We” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk Corp. is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) is our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall is a drilling contractor. On December 1, 2007 Redwall began performing drilling services on the Company’s mineral properties. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with XState Resources Limited (“XState”). The Company holds a 50% interest in the Elle Venture, a general partnership with XState that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 square mile joint venture area.

Our current business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk Corp. Claims in the State of Arizona are held in the name of Liberty Star. The Company uses the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. The Company’s significant projects are described below.

North Pipes Super Project (“NPSP”):

The Company holds a 100% interest in 1,757 Federal lode mining claims strategically placed over approximately 60 square miles on the Colorado Plateau Province of Northern Arizona. The 1,757 Federal lode mining claims include approximately 300 breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the Earth’s crust, identified by a surface depression, and containing a high concentration of fragmented rock “breccia” cemented by uranium and other minerals. We plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium.

The Company also holds a 50% interest in 37 Federal lode mining claims covering 7 breccia pipe targets (“Elle Venture claims”) at the North Pipes Super Project location through the Elle Venture, a general partnership with XState Resources Limited (“XState”). XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

The Company completed ground electrical geophysics surveys covering 22 line miles on the NPSP claims. We have collected approximately 13,500 soil samples consisting of 1 kilogram of soil taken about 6 centimeters below the surface and approximately 200 rock samples for geochemical testing. We performed detailed geologic, mineralization, alteration and leached-cap mapping using scintillometer and/or gamma ray spectrometer devices which detect radioactivity. We analyzed the data received from the geochemical sampling program and surface geologic mapping as well as using all technical data that we have to prioritize our breccia pipe targets. We fully permitted nine breccia pipe targets for drilling. We are currently performing diamond drilling exploration at the NPSP on claims we own 100% and claims we own 50% in the Elle Venture. We have drilled on 8 of the 9 breccia pipe targets permitted to date. Details of our drilling program can be found in Item 2: Description of Property.

Big Chunk Super Project (“Big Chunk”):

The Company holds a 100% interest in 707 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage,

Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc.

To date, we have completed a detailed study, by airplane, of the magnetic fields found on our Big Chunk claims. One hundred eleven miles of induced polarization surveys have been completed over portions of our Big Chunk claims. We have also drilled 31 drill holes to an average depth of about 400 feet for a total of 12,277 feet of drilling on our Big Chunk claims.

Bonanza Hills Project (“Bonanza Hills”):

The Company holds 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska approximately 13.5 miles northeast of the northern boundary of the Big Chunk claims. We plan to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver. At present, only a small part of our Bonanza Hills claims have been sampled.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the States of Arizona and Alaska.

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one year period. Assessments work performed in excess of the required amount may be carried forward for up to 4 years to reduce future obligations for assessment work. The Company estimates that the required annual assessments to maintain the claims for 2008, less available carry forwards, will be approximately $28,366.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims are $100 for each ¼ section (160 acres) claim and $25 for each ¼ -¼ section (40 acres) claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a onetime only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. The annual state rentals required to maintain the Big Chunk and Bonanza Hills claims is $74,650. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our North Pipes Super Project claims are Federal lode mining claims located on U.S. Federal Lands and administered by the Department of Interior, Bureau of Land Management. The Company is required to pay annual rentals to maintain its Federal lode mining claims in good standing. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The annual rentals required to maintain the NPSP claims are $220,000. There is no requirement for annual assessment or exploration work on the Federal lode mining claims. There are no royalties associated with the Federal lode mining claims.

In order to perform a drilling program on our Arizona claims, we have to apply for various permits with the State of Arizona and the Federal Bureau of Land Management (“USBLM”). The permitting process takes several weeks. We plan to apply for a few drilling permits at a time to drill at those breccia pipe locations that we have prioritized after geophysical and geochemical testing. The drilling permit fees are anticipated to be approximately $5,000 per pipe and also require a reclamation bond of up to $50,000 per pipe. The drilling permitting process will be ongoing as exploration continues at the North Pipes Super Project.

In order to proceed with mining operations on our Arizona claims, we will have to apply for various permits with the State of Arizona and various Federal agencies. We plan to engage a full service environmental firm to provide turnkey comprehensive services for mine permitting. Using a fast track approach with the various requirements and agencies, we believe that a mine in this area could be permitted for production in 1.5 to 3 years. The cost of mine permitting, including cost of contractors assisting with the permitting process, is estimated to be $350,000 per mine location. The mining permitting process will commence as the results of our drilling program are analyzed.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Personnel

We have nine full time employees and two part-time employees. Currently we employ or have on contract four full time geologists, including President and CEO, James Briscoe, geologists David Boyer M.Sc. and Erik Murdock M.Sc. who also specialize in computer mapping, and geologist Chelsea Wood. We have contracted for services from one other full time geologist. Our wholly owned subsidiary, Redwall Drilling Inc. has contracted services from Kaufman’s Corporation to operate our drill rig. These services include one drill manager/driller, one full time driller, and three full time drill assistants. This staff level allows our drill to operate one shift per day, everyday. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2008 through December 31, 2008.

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

We had cash in the amount of $1,265,187 and negative working capital of $(505,662) as of January 31, 2008. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the senior unsecured two year convertible promissory notes (“Unsecured Convertible Promissory Notes”), further described in Note 8 of the consolidated financial statements included in this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2008 is $(32,118,474). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2008 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. As of January 31, 2008, there were 43,331,405 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the Unsecured Convertible Promissory Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the Unsecured Convertible Promissory Notes for a total of $4,150,000 plus 8% interest per year, may be converted into shares of our common stock at a price ranging from $0.45 to $0.65 per share. The conversion price was amended in February 2008 to remove the floor of $0.45 and lower the fixed conversion price to $0.50 per share. The Unsecured Convertible Promissory Notes mature on May 11, 2009. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the Unsecured Convertible Promissory Notes on May 11, 2007 may be exercised at $0.75 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the Unsecured Convertible Promissory Notes as a broker fee on May 11, 2007 may be exercised at $0.75 per share until they expire on May 11, 2012. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

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

Item 2.           Description of Property.

Our offices

We rent the premises for our principal office that consists of approximately 2,857 square feet of office space located at 3024 East Fort Lowell Road, Tucson, Arizona 85716. We rent these premises for $3,789 per month plus a pro rata share of taxes and maintenance. We rent a house in Fredonia, Arizona from which we operate the North Pipes Super Project. This house also has living quarters for up to 12 staff. We rent these premises for $1,800 per month. We rent warehouse storage space in Fredonia, Arizona for storage of supplies and equipment for the North Pipes Super Project. We rent these premises for $1,500 per month plus a pro rata share of utilities and maintenance.

We believe that our existing office facilities are adequate for our needs through the end of the year ended January 31, 2009. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

North Pipes Super Project (“NPSP”) see Figure 1:

The Company holds a 100% interest in 1,757 Federal lode mining claims strategically placed over approximately 60 square miles on the Colorado Plateau Province of Northern Arizona. The 1,793 Federal lode mining claims include approximately 300 breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the Earth’s crust, identified by a surface depression, and containing a high concentration of fragmented rock “breccia” cemented by uranium and other minerals. We plan to ascertain whether our North Pipes Super Project claims possess commercially viable deposits of uranium.

The Company also holds a 50% interest in 37 Federal lode mining claims covering 7 breccia pipe targets (“Elle Venture claims” see Figure 2) at the North Pipes Super Project location through the Elle Venture, a general partnership with XState Resources Limited (“XState”). XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

Our Arizona claims are on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon, September the 1st, in the amount of $125 per mining claim. To keep our existing property in good standing, we must pay annual maintenance and rental fees of $232,000. The State Mineral Exploration Permits are administered by the Arizona State Land Department located in Phoenix, Arizona.

The only royalties, payments or other encumbrances on the property are those owed to the Bureau of Land Management as mentioned above. No production royalties are due on mineral production. Federal taxes will be owed on profits made from mining on the properties. A royalty of approximately 3% of net mineral production after deducting mining and processing of ore is payable on the State land parcels.

Figure 1: North Pipes Super Project overview

North Pipes Super Project, Mohave and Coconino Counties, Arizona
Pipes owned by Liberty Star Uranium & Metals Corp.
Kaibab Indian Reservation
Mohave County
Coconino County
Pigeon Mine
Hermit Mine
Kanab N Mine
Hack Mines
Kaibab National Forest
Pinenut Mine
Arizona 1 Mine
Pipe Collapse Feature or Breccia Pipe Target
Existing Mine
There are approximately 300 identified collapse features located on current Liberty Star Uranium & Metals Corp. claims. The features have been identified through aerial photo interpretation, geophysical modeling, and field mapping.
Prepared 2/28/2007 by EDM
Updated 4/10/2008 at 08:33 by CLW
WGS 1984 12N
1:250,000
0 1 2 4 6 8 10 Miles
N
Map Extent
Arizona

Figure 2 – Elle Venture Area of Mutual Interest

North Pipes Super Project, Mohave and Coconino Counties, Arizona
XState & Liberty Star Area of Mutual Interest (AMI),
Elle Joint Venture & Neola Target, Mohave County
314000
317000
320000
323000
326000
329000
332000
335000
338000
341000
4066000
4063000
4060000
4057000
4054000
4051000
4048000
4045000
N
Leif
Kaitlin
Hazel
Gitel
Kalila
Labrenda
485 Lode Mining Claims
Approximately 16 Square Miles
Helvia
Godiva
Hafsa
Galaxy
Huberta
Hadat
Isabel
Lisa
Elle
Gurit
Gerarda
Isoka
Hermina
John
Hola
Holda
Honesta
Loreto
Haley
Neola
Map Extent
Arizona
LIBERTY STAR
UTM 12N WGS 1984 Datum
Map Revised 4/9/2008 at 15:13 by CLW
0 0.5 1 2 3 4 Miles
0 0.5 1 2 3 4 5 6 Kilometers
Explanation
Completed Drill Holes
Pipe-Collapse Feature Perimeter
Elle JV Joint Ownership Claims Outline (50% LS/ 50% XR)
No data shown outside AMI Boundary

Bonanza Hills Project (“Bonanza Hills”) see Figure 3:

The Company holds 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska approximately 13.5 miles northeast of the northern boundary of the Big Chunk claims. We plan to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver. Management has decided that we will spend only the required money necessary to maintain our Bonanza Hills claims during the next year.

Big Chunk Super Project (“Big Chunk”) see Figure 3:

The Company holds a 100% interest in 707 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc.

Developments On Adjacent Property And Its Effect On The Big Chunk Super Project

A major impediment to the development of mineral claims near our Big Chunk claims is sustained intervention by environmentalists. The environmentalists have raised the concern that pollution from mineral claims near ours will destroy the trout and salmon fisheries that drain into Bristol Bay. There is a possibility of the Alaska legislature passing a mine tax – specifically designed to inhibit or stop certain development in the area. This will inhibit mining everywhere in Alaska if it should become law. Liberty Star believes that even though we have some favorable geologic results to date, it is unwise to spend substantial amounts of Company money on exploration until this current issue is resolved. If mineral claims near our Big Chunk claims are denied mining permits, the strong likelihood is that even if we discovered a mineable resource, our Company would never be able to permit a mine, as we are essentially in the same place with the same perceived problems as mineral claims near our Big Chunk claims. However, if the permitting is approved we will consider moving ahead with exploration. It will be Liberty Star’s policy, evaluated continuously as has been done to date, that we will spend only the required money necessary to maintain our Big Chunk claims and await the outcome. Then, we intend to act accordingly.

Present condition of our claims

Both the Alaskan and Arizona properties are undeveloped. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is not any road access to the Alaskan properties, but there is abundant road access to the Arizona properties. We have not found any mineral resources on any of our claims.

Claim status

On November 28, 2005 we filed assessment affidavits and paid the applicable fees required by Alaskan mining regulations for the Alaska claims. The rental period for Alaska State mining claims begins at noon on September 1st through the following September 1st and annual rental payments of $100 per quarter section and $25 per quarter-quarter section are due by November 30th of each year. We are required to perform annual assessment work of $400 per quarter section and $100 per quarter-quarter section in order to keep the claims in good standing. We conducted a detailed aerial study of the magnetic fields of our Big Chunk claims in Alaska and associated work at a cost of $283,889 during the period January 10 through June 6, 2004. Additional studies including extensive soil sampling, Induced Polarization geophysical surveying, diamond core drilling and interpretation of the data and samples from those studies were conducted in 2005. The approximate cost of these activities has been in excess of $1.8 million and may be applied towards maintaining the claims in good standing for 2005 and three additional years up to and including some of 2008’s obligations. We estimate that we will be required to perform $28,366 of assessment work in 2008 in order to maintain the Alaska claims in good standing. We estimate that we will be required to pay $74,650 by November 30, 2008 to maintain the Alaska claims in good standing.

In Arizona, during the months of August 2005 to September 2007 we filed with the Bureau of Land Management the Notices of Intent to Hold and Certifications of Payment of Rental and Maintenance Fee Affidavits for the 1,757 federal unpatented lode mining claims that we currently own a 100% interest in. The combined 1,757 mining claims have had all applicable fees paid, and are in good standing as of the date of this annual report on Form 10-KSB. The rental period for the federal lode mining claims begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. There is no requirement for annual assessment or exploration work on the federal lode mining claims. We estimate that we will be required to pay $219,625 by September 1, 2008 to maintain the federal lode mining claims in good standing.

Figure 3: Alaska Properties – Big Chunk and Bonanza Hills- Location Map

Big Chunk and Bonanza Hills, Southwestern Alaska
Alaska State Lode Mining Claims held by Liberty Star Uranium & Metals Corp.
310000
340000
370000
400000
430000
6750000
6720000
6690000
6660000
6630000
6600000
6570000
Bonanza Hills Claims
56 AK Lode Mining Claims
13.5 Square Miles
Big Chunk Claims
707 AK Lode Mining Claims
176.75 Square Miles
Nondalton
Iliamna
Newhalen
Pedro Bay
Lake Iliamna
Kokhanok
Alaska
Map Extent
Explanation
Villages
Liberty Star Uranium & Metals Corp Claims
Northern Dynasty Pebble East & West Mineral Deposits
Northern Dynasty Claims
WGS 1984 Zone 5N Datum
Map Created 1/31/07 by CJS
Modified 4/7/08 at 10:33 by CLW
N
0 5 10 20 Miles
0 10 20 40 Kilometers

Liberty Star Uranium and Metals Corp. Phased Uranium Program, Arizona – Development of the North Pipes Super Project

Management’s plan for exploring and, if warranted, developing commercially exploitable resources of uranium began in the spring of 2004. The phased program began with research to determine whether the State of Arizona, an important uranium producer in the 1960s, 1970s and 1980s, still had potential for additional uranium production. The Company assembled an expert team and began an exploration program to identify potential breccia pipe targets on the Colorado Plateau Province of Northern Arizona. The Company acquired potential breccia pipe targets by staking Federal lode mining claims. Management plans to approach the exploration of the potential breccia pipe targets in a systematic approach due to the similarity of the Pipes in geology, ore mineralization, mining approach and their proximity to one another. Technical studies such as geologic mapping, geophysics and geochemistry were performed in order to prioritize the potential breccia pipe targets for drilling. The Company is currently in the drilling phase of the Uranium Program at the North Pipes Super Project. Management plans to continue the drilling program using the diamond drill rig owned by it’s wholly owned subsidiary, Redwall Drilling Inc. The next phases of the exploration program are conditional upon many risk factors, the most important of which is discovery of a mineable resource. We have not found any mineral resources in commercially exploitable quantities on any of our breccia pipe targets.

Within our Arizona claims, aside from the foreseeable displacement of wildlife resources and increased human access within the small area of exploration activities, we are not aware of any specific environmental impact that affect the mineral claims. We expect these disturbances will impact less than 10 acres per breccia pipe target.

The following table summarizes the permits required for drilling that have been obtained by the Company (additional permits will be acquired as needed):

Arizona Permit/Filing (Per 2001 43CFR3809)	Date Obtained or Renewed	Expiration
Notice of Intent (< five acres of disturbance - includes Archaeological Survey ) AZA-33693 AZA 33819 AZA 34303 AZA 34339 AZA 34345 AZA 34346 AZA 34347 AZA 34348 AZA 34349 AZA 34362	All were obtained or renewed on January 4, 2008	All will expire or will need to be renewed on January 3, 2009
Bond Reclamation Arizona Statewide Bond/BLM Bond No. AZB000193 ($150,000 total)	January 2007 ($50,000) March 2007 ($50,000) November 2007 ($50,000)	None None None
State of Arizona Water Resources Drilling Permit File No. B(37-7)3 000 File No. B(38-7)34 000 File No. B(37-5)14 000 File No. B(37-5)13 000 File No. B(38-7)27 000	January 4, 2008 January 4, 2008 January 4, 2008 January 4, 2008 January 4, 2008	None None None None None

Our Arizona properties are from 13 to 38 miles from the towns of Fredonia, Arizona or Kanab, Utah. Isolated from the rest of Arizona by the deep canyons of the Colorado River, this area is closely linked geographically, culturally and economically with southern Utah. The town of Kanab, Utah is the primary supply depot to our Arizona claims. Our field office for the North Pipes Super Project is located in Kanab. The town of St. George, the largest in southern Utah, lies about 150 miles by two lane paved highway west of Kanab. The area is vegetated with sage and juniper, with incised arroyos and canyons.

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

Current Exploration Underway at the North Pipes Super Project

The Liberty Star Team

The Liberty Star team is comprised of full time employees, contractors and consultants in numerous professional categories including geologic, legal and accounting professions. Our full time staff consists of 9 members, all of whom have college degrees or long time work experience in their field. Mr. Briscoe, President and CEO, is a Registered Professional Geologist in the States of California and Arizona. Mr. Boyer, NPSP Manager, is a Registered Professional Geologists in the State of Washington. We have contracted for services from one additional full-time geologist.

Part-time staff includes our CFO Jon Young, CPA and Controller Kristine Hoey, CPA. The six members of the Technical Advisory Board, widely recognized scientists in their area of specialty, are available on an as needed basis.

Our wholly owned subsidiary, Redwall Drilling Inc., has contracted services from Kaufman’s Corporation to operate our drill rig. These services include one full-time drill manager/driller, one full-time driller, and three full-time drill assistants. This staff level allows our drill to operate one shift per day, everyday.

These permanent and contracted personnel will work approximately year round in Arizona.

Elle Venture with XState Resources Ltd (“XState”)(previously OCR Limited)

In June of 2006 the Company entered into a letter agreement with XState for them to provide funding for exploration of three breccia pipe targets and a right of first refusal on seventeen additional breccia pipe targets within a twenty two square mile area of mutual interest. A non-refundable deposit was made by XState on July 17, 2006. In October 2006, the Company entered into the joint venture agreement with XState, thus, forming the Elle Venture. The entire required funding of an additional $2,900,000 was deposited to the Elle Venture account in Tucson, Arizona and the Elle Venture commenced on December 15, 2006. The deposit of this money earned XState a 50% interest in the 14 Federal lode mining claims overlying three breccia pipe targets – Hada, Elle and Hermina. In September 2007 an additional breccia pipe target consisting of 4 Federal lode mining claims was transferred to the Elle Venture.

On February 19, 2008 the Company entered into an amendment to the joint venture agreement with XState which governs the operation of the Elle Venture. The amendment defines the alternate joint venture breccia pipe targets and allows the joint venture funds to be expended on exploration of the initial three joint venture breccia pipe targets as well as the four alternate joint venture breccia pipe targets. When the sole funding amount ($2.9 million) contributed by XState is expended, XState will have the right to select a total of three of either the initial or alternate joint venture breccia pipe targets to retain a 50% interest in. The initial and alternate joint venture breccia pipe targets consist of 7 breccia pipe targets and 37 standard Federal lode mining claims.

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

Our North Pipes Super Project claims

The Arizona Strip, where our North Pipes Super Project claims are located, was an active exploration district in the 1960’s, 1970’s and 1980’s with multiple producing uranium mines and huge tracts of claims held by companies including International Uranium Corp., Energy Fuels Nuclear, Pathfinder as well as others. The work accomplished by these companies included geophysics, geochemistry and drilling. Little to none of this information is available to the public, though many of the drill holes are marked and still visible. No evidence of actual development work has been found on any of our properties. No historical mineral resources or reserves are in the published literature.

Technical Studies and Drilling on the North Pipes Super Project, 2006 to Present.

Geophysics

We have completed several geophysical surveys on our North Pipes Super Project claims, as outlined below:

1)

CSAMT/NSAMT (Controlled Source-Natural Source Audio MagnetoTellurics). Twenty-two line miles over 7 target areas were completed by our geophysical contractor Zonge Engineering and Research Organization Inc. The surveys were conducted from mid-June to mid October 2006. Several audio magneto tellurics anomalies were drill tested (see drilling below). Logging and assay results from these drill holes did not indicate the presence of an ore-bearing breccia pipe. Additional modeling of the audio magneto tellurics dataset and integrating this data with recent drill results is being considered.

2)

NanoTEM (Fast Sampling Transient Electromagnetics). NanoTEM data was collected in select areas to permit better inversion (analysis) of CSAMT/NSAMT data at shallow levels. This geophysical technique identified a shallow resistive layer followed by a weakly conductive layer. This data correlated well with the AMT data but did not aid in the identification of additional targets.

3)

VTEM (Versatile Time-Domain Electromagnetics). A 200 line kilometre airborne VTEM geophysical survey was conducted by Geotech Aribrone Ltd over the Elle Venture area of mutual interest in 2006. Processing and modeling of the data was completed independently by two geophysical consulting firms - Geotech and Condor. Several anomalies were identified in the VTEM survey. Management plans to drill test these anomalies in 2008.

4)

PEM (Pulse Electro-magnetic). Two types of PEM surveys were conducted in 2007: Downhole PEM and In- Loop PEM. These surveys were designed to test the applicability of this geophysical technique. At this time results are not conclusive. Downhole PEM may be used in the future.

Stereoscopic geologic color air photo interpretation (photo-geology)

Stereoscopic geologic interpretation of 1:24,000 (1 inch = 2,000 feet) high resolution color air photographs was contracted and completed by Edward Ulmer, a Registered Professional Geologist who worked on the Arizona Strip in the mid to late 1970s. He has specialized throughout his career in geologic photo interpretation. His work built on the work started by Dr. Karen Wenrich. This air photo interpretative work was useful in defining and rating potential target areas.

Geologic field mapping on the surface

Geological field mapping has been ongoing during 2007 and 2008. Mapping has been performed by the Company’s staff geologists as well as contracted geologists. Approximately 180 of the 300 pipe target areas have been mapped in detail 1:5,000 (1 inch = 5,000 feet). Geologic mapping has been focused on favourable areas identified by air photo interpretation, geophysics, soil geochemistry and/or field reconnaissance. Several detailed measured stratigraphic sections have also been completed. A mapping campaign is planned for the rest of 2008 to finish un-mapped target areas.

Geochemical sampling

A comprehensive soil geochemical survey was completed in 2007. Approximately 14,000 soil samples were collected. Samples were collected by employees and contractors. Strict chain of custody procedures were followed and quality assurance/quality control (QA/QC) samples were inserted regularly into the sample stream. The samples were assayed for 63 elements. Assay analyses were conducted by a Certified Assay Lab, Acme Analytical Laboratories of Vancouver, British Columbia, Canada. A geochemical Summit Meeting was held in Tucson with Technical Advisory Board members and Company geologists on January 23rd, 24th and 25th of 2008. Geochemical analyses developed by members of the Company and the technical board over the past 15 years were the basis for a rigorous and methodical interpretation of the complex geochemical data. Several geochemical signatures over known and suspected mineralized breccia pipe targets (held by others) were identified. These signatures were then compared to signatures in the Company’s target areas. Numerous target areas display favourable signatures. Management plans to continue exploration activities on these breccia pipe targets in 2008.

Drilling

The following table summarizes completed drilling to date on the North Pipes Super Project:

Target Area	Dates Drilled	No. Holes	Footage Drilled (ft)	Comments
Elle	02-03/07	1	2005	Rotary Drilling; negative test of AMT anomaly.
Hada	03/07	1	1504	Rotary Drilling; negative test of AMT anomaly.
Oni	03/07 & 12/07	3	3201	Rotary and Core Drilling; negative test of AMT anomaly; results pending from core drilling

Target Area	Dates Drilled	No. Holes	Footage Drilled (ft)	Comments
Holda	12/07	3	3067	Core drilling; entered existing drill hole; encountered minor alteration.
Galaxy	12/07	1	575	Core drilling; entered existing drill hole; encountered alteration and pyrite mineralization.
Neola	01-03/07	8	3427	Core drilling; shallow drilling to test breccia pipe center; encountered alteration and pyrite mineralization; deep hole drilled – did not intersect ore mineralization at depth; assays pending.
Hafsa	03/07	2	1012	Core drilling; shallow drilling did not indicate presence of down dropped block; assays pending.
Helvia	03/07	3	1435	Core drilling; shallow drilling did not indicate presence of down dropped block; assays pending.

Rotary drilling was contracted by Boyart Longyear. Diamond core drilling was completed by Redwall Drilling Inc., a wholly owned subsidiary of Liberty Star. A total of 16,226 feet of drilling has been completed as of March 31, 2008. An aggressive drilling program consisting of shallow and deep drilling is planned throughout 2008.

Item 3.           Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.           Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Our common stock was listed and commenced trading on the OTC Bulletin Board on July 15, 2003 when our corporate name was Titanium Intelligence Inc. On February 3, 2004, we merged with our subsidiary and changed our name to Liberty Star Gold Corp. and traded under the symbol "LBTS.OB". On April 16, 2007 we again changed our name to Liberty Star Uranium & Metals Corp. and our stock changed its trading symbol to “LBSU.OB”. Since July 15, 2003, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2008	$0.371	$0.20
October 31, 2007	$0.47	$0.279
July 31, 2007	$0.56	$0.35
April 30, 2007	$0.98	$0.53
January 31, 2007	$1.05	$0.50
October 31, 2006	$1.265	$0.35
July 31, 2006	$1.44	$0.71
April 30, 2006	$1.54	$0.86

(1)

These bid prices were taken from OTC Bulletin Board quarterly trade and quote summary report. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Our common stock is issued in registered form. The Nevada Agency and Trust Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 USA (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

On January 31, 2008, the shareholders' list for our common stock showed 68 registered stockholders and 43,331,405 shares issued and outstanding. The closing sale price for our common stock on April 23, 2008, as reported on the OTC Bulletin Board, was $0.25.

Recent Sales of Unregistered Securities

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

During the year ended January 31, 2008, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $1,074,417, net of fees of $56,500. The units were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

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

The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes begins in February 2008 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest. Following the occurrence of an event of default that is not cured within 20 days, the Unsecured Convertible Promissory Notes will bear an interest rate of 15% per annum beginning from the date of such occurrence through the maturity date. The Company may elect to make repayments in cash or by the issuance of common stock of the Company. The stock will be issued at the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company.

In February 2008, the Company entered into a modification agreement with the holders of the Unsecured Convertible Promissory Notes. The modification agreement is effective from February 2008 through April 2008. The fixed conversion price was reduced from $0.65 to $0.50. The calculation of the maximum allowable shares to be issued for the February, March and April monthly payments was increased to 200% of the aggregate daily trading volume for the 15 trading days preceding the Repayment Date multiplied by the VWAP for the 7 trading days preceding the repayment date. If the monthly payment amount cannot be paid in full with the maximum allowable shares then an excess amount results. The note holders may elect to receive cash, additional stock, or defer the excess amount. For deferred excess amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid. As incentive for the note holders to enter into the Modification Agreement the Company subscribed 30,000 shares of common stock allocated pro-rata to the note holders who executed the modification agreement. These shares have not been issued yet.

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

During the year ended January 31, 2008 one note holder converted $250,000 of the principal balance of their Unsecured Convertible Promissory Note and $9,699 of unpaid accrued interest at a conversion price of $0.65 per share pursuant to the original terms of the notes. The Company issued 399,537 shares of common stock related to these conversions.

The Company issued 2,621,725 shares of common stock and $403,971 of cash for the February, March and April monthly payments on the Unsecured Convertible Promissory Notes. Currently, the note holders have a balance of $51,394 of monthly payment amounts that have been deferred. If the note holders were to demand payment of this amount the Company would be obligated to issue 226,175 additional shares of common stock.

All proceeds received have been and will be used for exploration of our mineral properties and working capital.

Equity Compensation Plan Information

As of January 31, 2008 we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our security holders.

Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2008	Weighted-average exercise price of outstanding options as at January 31, 2008	Number of securities remaining available for further issuance as at January 31, 2008
3,850,000	3,294,000	$0.94	556,000

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk Corp. Claims in the State of Arizona are held in the name of Liberty Star. The Company uses the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. The Company’s significant projects are described below.

North Pipes Super Project (“NPSP”):

The Company holds a 100% interest in 1,757 Federal lode mining claims covering approximately 60 square miles on the Colorado Plateau Province of Northern Arizona. The 1,793 Federal lode mining claims include approximately 300 breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the Earth’s crust, identified by a surface depression, and containing a high concentration of fragmented rock “breccia” cemented by uranium and other minerals. We plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium.

The Company also holds a 50% interest in 37 Federal lode mining claims covering 7 breccia pipe targets (“Elle Venture claims”) at the North Pipes Super Project location through the Elle Venture, a general partnership with XState Resources Limited (“XState”). XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

The Company completed ground electrical geophysics surveys covering 22 line miles on the NPSP claims. We have collected approximately 13,500 soil samples consisting of 1 kilogram of soil taken about 6 centimeters below the surface and approximately 200 rock samples for geochemical testing. We performed detailed geologic, mineralization, alteration and leached-cap mapping using scintillometer and/or gamma ray spectrometer devices which detect radioactivity. We analyzed the data received from the geochemical sampling program and surface geologic mapping as well as using all technical data that we have to prioritize our breccia pipe targets. We fully permitted nine breccia pipe targets for drilling. We are currently performing diamond drilling exploration at the NPSP on claims we own 100% and claims we own 50% in the Elle Venture. We have drilled on 8 of the 9 breccia pipe targets to date. Details of our drilling program can be found in Item 2: Description of Property.

Big Chunk Super Project (“Big Chunk”):

The Company holds a 100% interest in 707 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc.

To date, we have completed a detailed study, by airplane, of the magnetic fields found on our Big Chunk claims. One hundred eleven miles of induced polarization surveys have been completed over portions of our Big Chunk claims. We have also drilled 31 drill holes to an average depth of about 400 feet for a total of 12,277 feet of drilling on our Big Chunk claims.

Bonanza Hills Project (“Bonanza Hills”):

The Company holds 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska approximately 13.5 miles northeast of the northern boundary of the Big Chunk claims. We plan to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver. At present, only a small part of our Bonanza Hills claims have been sampled.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the next twelve months we intend to pay annual rentals on our Big Chunk and Bonanza Hills claims and performing only the minimal exploration work necessary to maintain these claims in good standing. Over the next twelve months we intend to continue our exploration and diamond drilling program at the North Pipes Super Project to identify mineralized breccia pipes. We also plan to perform the diamond drilling program on two of our 100% owned breccia pipe targets. We intend to drill several holes per breccia pipe target and analyze the data received on each of our prioritized targets. The diamond drilling program is expected to be performed on the Elle Venture claims utilizing approx $1.4 million of funds already contributed by the joint venture partner, XState Resources. We intend to drill those breccia pipe targets that we identify as having ore grade potential to bankable feasibility stage in one operation. This will be done using directional NQ size diamond drilling from a central parent hole, drilled to a depth of about 2,000 feet. Directional holes will be drilled at 100 foot intervals. We will begin environmental permitting for mining operations as the directional hole drilling commences. We anticipate that we will incur expenses over the next twelve months for geological, geophysical, and geochemical studies and interpretation of that data.

Our anticipated cash requirement over the next twelve months is approximately $4,725,000. We will require additional funds to implement our diamond drilling program and other exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. The Unsecured Convertible Promissory Notes entered into in May 2007 contained restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the Unsecured Convertible Promissory Notes. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the year ended January 31, 2008 was $4,968,340. We raised capital through the sale of stock to Cornell Capital Partners in the first quarter pursuant to the Standby Equity Distribution Agreement. We raised capital in the second quarter through the sale of Senior Unsecured Convertible Promissory Notes.

Over the next twelve months we intend to use all available funds to expand on the exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Geological, geochemical, geophysical and drilling exploration expenses	$ 3,700,000
Salaries and benefits	285,000
Accounting and auditing	165,000
Public relations	175,000
Legal fees	165,000
Office, general and administrative	205,000
Travel	30,000
Total	$ 4,725,000

The results that we expect to be able to accomplish with our current budgeted expenditures of approximately $4,725,000 will be limited. We will need additional funding to determine whether we have a commercially viable mineral resource.

There is no assurance that we will be able to raise additional funds in the amounts and at the times we will require them. Please refer to the section of this quarterly report entitled "Risk Factors" for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2008, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on the purchase of equipment for our present operations or for our projected operations over the next 12 months. Nor do we anticipate that we will sell any equipment over the next 12 months.

Personnel

We have nine full time employees and two part-time employees. Currently we employ or have on contract four full time geologists, including President and CEO, James Briscoe, geologists David Boyer M.Sc. and Erik Murdock M.Sc. who also specialize in computer mapping, and geologist Chelsea Wood. We have contracted for services from one other full time geologist. Our wholly owned subsidiary, Redwall Drilling Inc. has contracted services from Kaufman’s Corporation to operate our drill rig. These services include one drill manager/driller, one full time driller, and three full time drill assistants. This staff level allows our drill to operate one shift per day, everyday. These permanent and contracted personnel will work approximately year round in Arizona. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over the period January 1, 2008 through December 31, 2008.

Currently our drill rig is contracted to operate one day shift per day, everyday. The Company would like to contract for a second shift per day, everyday.

Results of Operations for the year ended January 31, 2008

As of January 31, 2008, we had $2,238,746 in current liabilities compared to $146,340 at January 31, 2007. The increase in current liabilities is due to the new debt acquired for equipment purchases and the sale of Unsecured Convertible Promissory Note. In February 2008, the Company begins making repayments on the Unsecured Convertible Promissory Notes. The Company plans to elect to make repayments in stock, however, due to volume limitations it is possible that the Company will not be able to convert all of the principal outstanding into shares of common stock and the Company may be required to pay that difference in cash to the note holders at their election.

We had a net loss of ($5,697,935) for the twelve month period ended January 31, 2008 compared to a net loss of ($3,267,948) for the twelve-month period ended January 31, 2007. The increase in net loss this year is due to the increase in geological and geophysical exploration costs as a result of the geochemical sampling and diamond drilling that were performed at the North Pipes Super Project this year. The increase in net loss is also due to the increase in interest expense as a result of the interest accrued and the amortization of discounts and deferred financing costs on the sale of the Unsecured Convertible Promissory Notes.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $1,265,187 as of January 31, 2008. We had negative working capital of $(505,662) as of January 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Investment in Elle Venture

The Elle Venture is a general partnership with XState Resources Limited (“XState”) that was formed to explore, develop and, if warranted, mine certain Federal lode mining claims within the 22 mile joint venture area. The Company holds a 50% interest in the Elle Venture. XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area of mutual interest. After the initial $2,900,000 contributed by XState is expended each party agrees to contribute to the Elle Venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s interest will be diluted. At January 31, 2008 the Elle Venture has $2,054,884 cash remaining available for exploration activities. The Company does not anticipate that we will make any additional or proportional contributions to the Elle Venture in the next twelve months.

Presentation of Financial Information

Our consolidated financial statements for the period ended January 31, 2008 reflect financial information for the twelve month period ending January 31, 2008, as well as from inception through January 31, 2008 and for the twelve-month period ended January 31, 2007.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2008 and 2007. Our accumulated stockholders’ equity at January 31, 2008, was $216,520 and the net loss for the twelve-month period ended January 31, 2008 was ($5,697,935). All of our exploration costs are expensed as incurred.

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

Critical Accounting Policies

The consolidated financial statements of Liberty Star Uranium & Metals Corp. (formerly Liberty Star Gold Corp.) have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 in the Form 10-KSB. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2008. Our total stockholders’ equity at January 31, 2008 was $216,520. All exploration costs are expensed as incurred.

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

Mineral claims

The Company accounts for costs incurred to acquire, maintain and explore mineral properties as charged to expense in the period incurred until the time that a proven mineral resource is established at which point development of the mineral property would be capitalized. Currently, the company does not have any proven mineral resources on any of it’s mineral properties.

Convertible promissory notes

The Company accounts for convertible promissory notes in accordance with Statement of Financial Accounting Standards No. 150 (“SFAS 150”). The Company reviewed the convertible promissory notes and the related subscription agreement to determine the appropriate reporting within the financial statements. The notes are reported as liabilities stated at fair value. The Company determined that reporting the notes as equity would not be appropriate as the conversion of the notes into common stock was not guaranteed. No gain or loss is reported when the notes are converted into shares of the Company’s common stock in accordance with the note’s original terms.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that the adoption of SFAS No. 160 will have a material effect on its results of operations or financial position.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2008 and 2007

Consolidated Statements of Operations for the twelve month period ended January 31, 2008, the twelve month period ended January 31, 2007 and the period from inception (August 20, 2001) to January 31, 2008

Consolidated Statements of Stockholders' Equity for the period from inception (August 20, 2001) to January 31, 2008

Consolidated Statements of Cash Flows for the twelve month period ended January 31, 2008, the twelve month period ended January 31, 2007 and for the period from inception (August 20, 2001) to January 31, 2008

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

 Liberty Star Uranium & Metals Corp.

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. an exploration stage company (formerly Liberty Star Gold Corp.) as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from inception (August 20, 2001) through January 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2008 and 2007, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, and for the cumulative period from inception (August 20, 2001) through January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company is in the exploration stage, has suffered recurring losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Semple, Marchal & Cooper, LLP
Phoenix, Arizona
April 16, 2008

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2008	January 31, 2007
Current:
Cash and cash equivalents	$1,265,187	$676,309
Prepaid expenses and supplies	183,525	16,591
Other current assets	-	14,105
Due from related parties	277,665	37,513
Deposits	6,707	5,707
Total current assets	1,733,084	750,225

Property and equipment, net	1,107,275	346,521
Certificates of deposit	260,906	3,000
Deposits	10,000	-
Deferred financing charges, net	279,656	-
Investment in Elle Venture	-	-

Total assets	$3,390,921	$1,099,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current:
Current portion of long-term debt	$107,866	$8,143
Current portion of capital lease obligation	2,760	26,882
Current portion of convertible promissory notes, net of
discounts	1,605,022	-
Accounts payable and accrued liabilities	283,574	111,315
Accrued interest	239,524	-
Total current liabilities	2,238,746	146,340

Long-term debt, net of current portion	337,836	47,742
Convertible promissory notes, net of current portion and discounts	597,819	-
Capital lease obligation, net of current portion	-	2,783

Total liabilities	3,174,401	196,865

Stockholders’ equity
Common stock - $.001 par value; 200,000,000 shares
authorized; 43,331,405 and 41,101,069 issued and
outstanding	43,331	41,101
Additional paid-in capital	21,091,663	16,082,319
Deficit accumulated during the exploration stage	(20,918,474)	(15,220,539)
Total stockholders’ equity	216,520	902,881

Total liabilities and stockholders’ equity	$3,390,921	$1,099,746

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			date of inception
	For the twelve	For the twelve	(August 20, 2001)
	months ended	months ended	to
	January 31, 2008	January 31, 2007	January 31, 2008
Revenues	$-	$-	$-

Expenses:
Geological and geophysical costs	2,480,475	1,960,999	9,894,077
Salaries and benefits	579,770	474,624	1,440,292
Accounting and auditing	186,579	206,512	687,671
Public relations	198,219	246,101	590,113
Depreciation	147,534	59,144	251,279
Legal	129,008	124,441	467,231
Professional services	-	-	143,992
General and administrative	348,750	281,812	1,190,559
Travel	21,845	28,575	134,924
Impairment loss	-	-	15,907,500
Net operating expenses	4,092,180	3,382,208	30,707,638

Loss from operations	(4,092,180)	(3,382,208)	(30,707,638)

Other income (expense):
Interest income	92,227	16,520	181,705
Interest expense	(1,697,982)	(1,830)	(1,700,006)
Loss on sale of assets	-	(430)	(406)
Other income	-	100,000	100,000
Income from Elle Venture	-	-	-
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income (expense)	(1,605,755)	114,260	(1,410,836)

Loss before income taxes	(5,697,935)	(3,267,948)	(32,118,474)

Income tax expense	-	-	-

Net loss	$(5,697,935)	$(3,267,948)	$(32,118,474)

Basic and diluted net loss per share of
common stock	$(0.13)	$(0.08)	$(1.01)

Basic and diluted weighted average number
of shares of common stock outstanding	42,743,758	38,525,724	31,724,238

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during the	stockholders’
	Common stock		paid- in	exploration	equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	3,696,895	3,697	2,242,298		2,245,995
Issuance of common stock for services	150,000	150	92,850		93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants	-	-	610,560	-	610,560
Options granted to employees	-	-	221,783	-	221,783
Net loss for the year ended January 31 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319	(15,220,539)	902,881
Issuance of common stock	1,718,799	1,719	1,072,698	-	1,074,417
Issuance of common stock for services	112,000	112	54,428	-	54,540
Issuance of common stock in conversion of promissory note	399,537	399	259,300	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	43,331,405	$43,331	$21,091,663	$(20,918,474)	$216,520

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from date
			of inception
	For the twelve	For the twelve	(August 20, 2001)
	months ended	months ended	to
	January 31, 2008	January 31, 2007	January 31, 2008
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(5,697,935)	$(3,267,948)	$(32,118,474)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	148,545	59,144	252,290
Amortization of deferred financing charges	178,873	-	178,873
Amortization of discount on convertible promissory notes	1,249,421	-	1,249,421
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Loss (gain) on sale of fixed asset	-	430	406
Share based compensation	358,646	925,343	1,190,989
Share based payments	64,239	-	157,239
Changes in assets and liabilities:
Prepaid expenses and supplies	(166,934)	(1,584)	(95,675)
Other current assets	6,230	(6,230)	(7,875)
Deposits	(11,000)	6,875	(16,707)
Certificates of deposit	(53,109)	(3,000)	(56,109)
Accounts payable and accrued expenses	172,259	(48,760)	277,559
Accrued interest	239,524	-	239,524
Net cash used in operating activities	(3,511,241)	(2,335,730)	(12,497,954)

Cash flows from investing activities:
Proceeds from the sale of fixed asset	-	6,229	8,005
Purchase of certificate of deposit	(204,797)	-	(204,797)
Purchase of equipment	(663,424)	(103,473)	(1,024,250)
Net cash used in investing activities	(868,221)	(97,244)	(1,221,042)

Cash flows from financing activities:
Principal activity on long-term debt	(48,183)	(2,668)	(50,851)
Principal activity on capital lease obligation	(26,905)	(9,633)	(36,538)
Net (advances) repayments from related parties	(240,152)	(37,513)	(277,665)
Advance payment on joint venture in formation	-	-	-
Proceeds from the issuance of common stock	1,074,417	2,245,995	11,160,074
Expenses of common stock issuance	-	(20,000)	(20,000)
Proceeds from the sale of convertible promissory notes	4,010,238	-	4,010,238
Proceeds from long-term debt	198,925	-	198,925
Net cash provided by financing activities	4,968,340	2,176,181	14,984,183

Net increase (decrease) in cash and cash equivalents for period	588,878	(256,793)	1,265,187

Cash and cash equivalents, beginning of period	676,309	933,102	-

Cash and cash equivalents, end of period	$1,265,187	$676,309	$1,265,187

Interest paid during the period	$20,465	$194	$22,489

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company” or “We” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) is our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall is a drilling contractor. On December 1, 2007 Redwall began performing drilling services on the Company’s mineral properties. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with XState Resources Limited (“XState”). The Company holds a 50% interest in the Elle Venture, a general partnership with XState that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 square mile joint venture area.

These consolidated financial statements include the results of operations and cash flows of Big Chunk and Redwall from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

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

NOTE 2 – Summary of significant accounting policies

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

NOTE 2 – Summary of significant accounting policies - continued

Use of estimates - continued

The valuation of stock-based compensation, valuation of common stock purchase warrants, value of beneficial conversion feature, and the determination of useful lives of depreciable assets are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Big Chunk and Redwall, from the date of acquisition, February 5, 2004 and August 31, 2007, respectively. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2008 and January 31, 2007, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $1,202,000 and $681,000, respectively.

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

The estimated useful lives range from 2 to 7 years. At January 31, 2008 and January 31, 2007 accumulated depreciation was $248,854 and $100,310, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method over the life of the related debt instrument and is included in interest expense. At January 31, 2008 and January 31, 2007 the Company has capitalized deferred finance charges of $432,538 and $0, respectively, and accumulated amortization of debt issuance costs was $152,882 and $0, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At January 31, 2008 and January 31, 2007 the Company has recorded discounts on convertible promissory notes of $3,014,956 and $0, respectively and accumulated amortization of discounts on convertible promissory notes was $1,067,797 and $0, respectively.

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

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at January 31, 2008 and January 31, 2007.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies – continued

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split which resulted in 20,000,000 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2008 and January 31, 2007, there were 12,345,047 and 5,684,342 potentially dilutive instruments outstanding, respectively, and shares that may be issued contingent to the Unsecured Convertible Promissory Notes, that were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position,

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 - Summary of significant accounting policies – continued

Recently issued accounting standards - continued

financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that the adoption of SFAS No. 160 will have a material effect on its results of operations or financial position.

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

NOTE 3– Mineral claims

On January 31, 2008 the Company held a 100% interest in 1,793 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

On January 31, 2008 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

On January 31, 2008 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). On January 31, 2008 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

The Company entered into a letter of intent for a proposed option and joint venture agreement with Millrock Resources, Inc. for the Bonanza Hills claims, subject to the execution of a definitive agreement and approval of the transaction from the TSX Venture Exchange. The proposed agreement calls for Millrock to earn a 60% interest in the claims in exchange for an exploration work commitment of $3,500,000 over the course of 4 years. At January 31, 2008, Millrock performed $22,816 of exploration work on the claims. At January 31, 2008, Millrock has not earned any interest in the Bonanza Hills claims as a definitive agreement and approval of the transaction from the TSX Venture Exchange have not been completed.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge; titles to all properties are in good standing as of January 31, 2008.

NOTE 4 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with XState Resources Limited (“XState”) that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area. At January 31, 2008 the Elle Venture held a 100% interest in 18 standard Federal lode mining claims located on the Colorado Plateau Province of Northern Arizona (“Elle Venture Claims”). The Elle Venture commenced on December 15, 2006 when XState deposited $2,900,000 into the joint venture bank account. XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. After

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4 – Investment in Elle Venture – continued

the initial $2,900,000 is expended each party agrees to contribute to the Elle Venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s interest will be diluted.

At January 31, 2008 the Company made no capital contributions to the Elle Venture and was not at risk for any of the Elle Venture losses. The investment in Elle Venture at January 31, 2008 and 2007 is $0.

In October 2006, the Company entered into a Subcontracting Agreement with XState to perform the duties as the Manager of the Elle Venture including maintaining the joint venture bank account, paying joint venture expenses, and performing the duties necessary to execute the approved work program for the joint venture claims. During the year ended January 31, 2008 and 2007, the Company incurred $543,337 and $133,671, respectively as compensation from the Elle Venture for the use of the Company’s personnel and resources in performing its duties under the Subcontracting Agreement. Compensation received from the subcontracting agreement is reported as a reduction of our geological and geophysical exploration costs.

Summary financial information of Elle Venture at:

	January 31, 2008	January 31, 2007
Current assets	$2,054,884	$2,768,292
Other assets	102,858	50,000
Total assets	$2,157,742	$2,818,292

Current liabilities	$277,665	$46,192
Total liabilities	277,665	46,192

Partners’ capital	1,880,077	2,772,100
Total liabilities and partners’ capital	$2,157,742	$2,818,292

Net loss from inception (December 15, 2006) to
the period ended	$1,019,923	$127,899

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets are:

	January 31, 2008	January 31, 2007
Geology equipment	$418,802	$195,947
Drilling equipment	463,700	-
Vehicles and transportation equipment	355,950	150,415
Office furniture and equipment	93,375	80,413
Leasehold improvements	24,302	20,056
	1,356,129	446,831

Less accumulated depreciation and amortization	(248,854)	(100,310)

	$1,107,275	$346,521

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Long-term debt

Notes payable to Chase Bank payable in aggregate monthly installments of $2,442 including interest at a fixed rates ranging from 8.9% to 10% maturing at various dates through September 2013, secured by liens on a vehicles. Principal balances at January 31, 2008 and 2007 are $108,412 and $55,885, respectively. Carrying amount of vehicles that serve as collateral is $110,876 and $57,216 at January 31, 2008 and 2007, respectively.

Note payable to Atlas Copco payable in monthly installments of $5,436 including interest at a fixed rate of 9% through maturity in September 2010, secured by a lien on equipment. Principal balance at January 31, 2008 and 2007 is $145,564 and $0, respectively. Carrying amount of equipment that serves as collateral is $376,055 and $0 at January 31, 2008 and 2007, respectively.

Note payable to Zions First National Bank payable in monthly installments of $4,018 including interest at 7.5% through maturity in October 2012, secured by a certificate of deposit. Principal balance at January 31, 2008 and 2007 is $191,726 and $0, respectively. Carrying amount of certificate of deposit that serves as collateral is $204,797 and $0 at January 31, 2008 and 2007, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended January 31,
2009	$107,866
2010	118,041
2011	98,055
2012	65,617
2013	50,290
Thereafter	5,833

445,702
Less current maturities	(107,866)

$337,836

NOTE 7 – Capital lease obligation

In November 2006, the Company entered into a noncancelable capital lease with Thermo Fisher Financial Services, Inc. for a Niton XLp 532 Industrial Analyzer. The lease calls for an initial down payment of $2,894 payable at lease signing in November 2006, a $7,000 one-time payment in January 2007 and 11 monthly payments of $2,794 beginning in April 2007. The Company has recorded an asset of $39,298 related to this lease. For the years ended and at January 31, 2008 and 2007 amortization expense of $5,614 and $0, respectively, and accumulated amortization of $5,614 and $0, respectively, has been recorded in relation to this lease.

The future minimum lease payments related to this lease are as follows:

For the twelve months ended January 31, 2009	$2,768
Less amount representing interest	(8)

Capital lease obligation, current portion	$2,760

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Convertible promissory notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. The Unsecured Convertible Promissory Notes bear interest at 8%. Following the occurrence of an event of default that is not cured within 20 days, the Unsecured Convertible Promissory Notes will bear an interest rate of 15% per annum beginning from the date of such occurrence through the maturity date. Repayment of the Unsecured Convertible Promissory Notes begins in February 2008 with sixteen monthly principal payments of $275,000 plus accrued unpaid interest. Holders of the Unsecured Convertible Promissory Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.65 per share.

The Company may elect to make repayments of the Unsecured Convertible Promissory Notes in cash or by the issuance of common stock of the Company. The stock will be issued at the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceeding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company.

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

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the Unsecured Convertible Promissory Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees and due diligence fee. The deferred financing costs also consist of 338,461 of common stock purchase warrants issued as a broker fee to Hunter Wise Securities. The warrants have an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The warrants were assigned a value of $67,692 estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The Company reported $178,802 and $0 of interest expense for the amortization of deferred financing costs during the years ended January 31, 2008 and 2007, respectively.

The holders of the Unsecured Convertible Promissory Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. In the

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Convertible promissory notes – continued

event that a delay in delivery of exercised shares occurs, as defined in the subscription agreement, the Company agrees to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company fails to deliver the exercised shares within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company shall pay in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeds the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Unsecured Convertible Promissory Notes are reported net of discounts. Discounts were recorded for the detachable common stock purchase warrants as well as the beneficial conversion feature. The beneficial conversion feature recorded of $1,842,734 represents the difference between the conversion price and the fair market value of the common stock on the commitment date (May 11, 2007). The 6,769,228 detachable common stock purchase warrants were assigned a value of $1,353,846, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The discounts on the Unsecured Convertible Promissory Notes for the beneficial conversion feature and the detachable common stock purchase warrants are being amortized to interest expense, using the effective interest method, over the term of the Unsecured Convertible Promissory Notes.

The Company reported $1,249,421 and $0 of interest expense relating to the beneficial conversion feature and the warrants discount during the years ended January 31, 2008 and 2007, respectively.

During the year ended January 31, 2008 one note holder converted $250,000 of the principal balance of their Unsecured Convertible Promissory Note and $9,699 of unpaid accrued interest at a conversion price of $0.65 per share pursuant to the original terms of the notes. The Company issued 399,537 shares of common stock related to these conversions. The debt converted was allocated $25,991 of deferred finance charges and $181,624 of discounts, the unamortized portion of $157,269 was recorded as interest expense.

The principal balance of the Unsecured Convertible Promissory Notes outstanding was $4,150,000 and $0 at January 31, 2008 and 2007, respectively. If settlement of the Unsecured Convertible Promissory Notes occurred on January 31, 2008 the Company would be obligated to pay $4,150,000 principal payments and $239,524 accrued interest for a total of $4,389,524 in cash. If the settlement were completed by the issuance of common shares the conversion price at January 31, 2008 was $0.45 per share for a total of 9,754,498 shares required to convert the notes.

The following is a summary of the principal maturities of Unsecured Convertible Promissory Notes:

For the twelve months ended January 31,
2009	$3,112,500
2010	1,037,500

4,150,000
Less discounts for warrants and beneficial conversion feature	(1,947,159)
2,202,841

Less current maturities, net of discounts	(1,605,022)

$597,819

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9 – Common stock

As of January 31, 2008, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.82 years and a weighted average exercise price of $0.91 per whole warrant for one common share.

Whole share purchase warrants outstanding at January 31, 2008 are as follows:

	Number of whole	Weighted average
	share purchase	exercise price per
	warrants	share
Outstanding, January 31, 2006	2,744,342	$1.57

Forfeited or expired	(800,000)	1.75

Outstanding, January 31, 2007	1,944,342	$1.50

Issued	7,107,689	0.75
Forfeited or expired	(984)	1.50
Exercised	-	-

Outstanding, January 31, 2008	9,051,047	$0.91

Exercisable, January 31, 2008	9,051,047	$0.91

On January 17, 2007 the Company issued 150,000 shares to Equititrend Advisors LLC upon the execution of an agreement to perform public and investor relations services as an independent contractor for a period of 12 months commencing on January 9, 2007. On May 2, 2007 the Company issued 50,000 shares to Equititrend Advisors LLC. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act. The transactions were reported at fair value. Fair value of the shares issued was determined by a review of the Company’s stock trading price around the date of issuance and was determined to be $0.62 per share for the shares issued on January 17, 2007 and $0.57 per share for the shares issued on May 2, 2007. The Company recognized compensation expense of $28,500 and $93,000 during the years ended January 31, 2008 and 2007, respectively. The contract with Equititrend Advisors LLC was terminated on July 27, 2007.

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

On March 8, 2006, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000 for a period of up to two years. Shares of common stock issued pursuant to the SEDA are reported as permanent equity pursuant to SFAS No. 150 at the discounted price paid for the shares by Cornell Capital Partner, LP. Expenses of shares issued pursuant to the SEDA are reported as a reduction of additional paid-in capital. In May 2007, pursuant to the Unsecured Convertible Promissory Notes subscription agreement, the Company agreed that it would not exercise its rights under the SEDA without written consent from the Unsecured Convertible Promissory Note Holders. The Company has not issued any shares to Cornell Capital Partners after April 2007. For each share of our common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 96%, or a 4% discount of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following our request for an advance. If the volume weighted average price of the common stock on any day during

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9 – Common stock – continued

such five (5) day period is less than 90% of the closing bid price on the trading day immediately preceding the notice date, then, the volume weighted average price on such date is excluded from the calculation and the number of shares sold and the amount of the advance are reduced by 20%. We may waive this price protection by providing Cornell Capital Partners with notice of the waiver prior to the relevant advance notice date. In addition, 5% of each cash advance will be paid to Cornell Capital Partners as a commitment fee and $500 per advance will be paid to Yorkville Advisors, LLC an affiliate of Cornell Capital Partners as a structuring fee. The amount of each advance is subject to a maximum amount of $300,000, and we may not submit a request for an advance within five trading days of a prior advance. In addition, we may not request cash advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. On March 8, 2006 Cornell Capital Partners received an initial commitment fee of $290,000, which was paid by the issuance of 256,637 shares of common stock. The transaction was recorded at fair value. The fair value was determined using the closing trading price on March 6, 2006 ($1.13 per share). Yorkville Advisors, LLC an affiliate of Cornell Capital Partners, received a one time structuring fee and due diligence fee totalling $20,000. Proceeds received under the Standby Equity Distribution Agreement will be used for exploration activities and working capital.

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

During the year ended January 31, 2008, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $1,074,417, net of fees of $56,500. All of these shares were issued prior to the sale of Unsecured Convertible Promissory Notes.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 10– Stock-based compensation

The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed two years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2008 and 2007 are 556,000 and 110,000, respectively.

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

NOTE 10– Stock-based compensation – continued

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

The following tables summarize the Company’s stock option activity under the 2004 Stock Option Plan during the year ended January 31, 2008.

Incentive stock options to employees outstanding at January 31, 2008 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2007	2,581,000	$1.005

Granted	10,000	1.110
Forfeited	(288,750)	1.110
Expired	(372,250)	1.531

Outstanding, January 31, 2008	1,930,000	$0.889	8.53	$-

Exercisable, January 31, 2008	1,147,750	$0.981	8.35	$-

Non-qualified stock options to non-employee consultants outstanding at January 31, 2008 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2007	1,159,000	$1.138

Granted	250,000	0.45
Forfeited	(22,500)	1.11
Expired	(22,500)	1.11

Outstanding, January 31, 2008	1,364,000	$1.013	7.08	$-

Exercisable, January 31, 2008	900,500	$1.133	7.62	$-

The aggregate intrinsic value is calculated based on the January 31, 2008 stock price of $0.2725 per share.

A summary of the status of the Company’s nonvested shares as of January 31, 2008 and changes during the year ended January 31, 2008 is presented below:

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10– Stock-based compensation – continued

Incentive stock options granted to employees:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2007	1,913,000	$0.476
Granted	10,000	0.200
Forfeited	(288,750)	0.640
Vested	(852,000)	0.452

Nonvested at January 31, 2008	782,250	$0.438

Total fair value of options vested during the period
ended January 31, 2008		$384,680

Non-qualified stock options granted to non-employee consultants:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2007	786,750	$0.598
Granted	250,000	0.130
Forfeited	(22,500)	0.640
Vested	(550,750)	0.552

Nonvested at January 31, 2008	463,500	$0.398

Total fair value of options vested during the period
ended January 31, 2008		$304,105

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of stock option grants:

		Expected dividend
Grant date	Expected volatility	yield	Expected term	Risk-free interest rate
April 6, 2006	64%	0%	5 years	4.84%
December 8, 2006	65%	0%	5 years	4.53%
May 24, 2007	60%	0%	5 years	4.56%
August 15, 2007	60%	0%	3 years	4.31%

The weighted average grant date fair value of the options granted during the years ended January 31, 2008 and 2007 was $0.13 and $0.53 per option, respectively. There were no options exercised during the years ended January 31, 2008 and 2007 and the period from inception (August 20, 2001) to January 31, 2008.

Share-based compensation expense is reported in our statement of operations as follows:

			From inception
	Twelve months	Twelve months	(August 20, 2001)
	ended	ended	to
	January 31, 2008	January 31, 2007	January 31, 2008
Geological and geophysical costs	$154,862	$610,560	$859,772
Salaries and benefits	188,888	221,783	410,671
Investor relations	14,896	-	14,896

	$358,646	$832,343	$1,285,339

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10– Stock-based compensation – continued

Unrecognized share-based compensation for all share-based awards outstanding as of January 31, 2008 totaled $220,431 and is expected to be recognized over a weighted average remaining period of 0.72 years using the straight-line method.

NOTE 11 – Income taxes

As of January 31 the deferred tax asset is as follows:

	January 31, 2008	January 31, 2007

Net operating loss carryforwards	$6,316,000	$4,272,200
Temporary book and tax depreciation differences	(20,000)	(26,600)
Temporary accrued expense differences	6,000	3,400
Temporary incentive stock option expense differences	132,000	-
Less valuation allowance	(6,434,000)	(4,249,000)

	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The change in the valuation allowance of $2,185,000 and $1,511,000 in the years ended January 31, 2008 and 2007 primarily represents the benefit of the change in net operating loss carry-forwards during the period.

The Company has federal and state net operating loss carry-forwards that are available to offset future taxable income. The schedule below shows the amounts and expiration dates for the net operating loss carry-forwards.

	January 31, 2008	January 31, 2007
Federal net operating loss carry-forwards:
Expiring January 31, 2025	$313,895	$313,895
Expiring January 31, 2026	2,785,529	2,785,529
Expiring January 31, 2027	4,652,642	4,652,642
Expiring January 31, 2028	3,285,552	3,285,552
Expiring January 31, 2029	5,316,835	-

Total Federal net operating loss carry-forwards	$16,354,453	$11,037,618

Arizona net operating loss carry-forwards:
Expiring January 31, 2010	$313,895	$313,895
Expiring January 31, 2011	2,785,529	2,785,529
Expiring January 31, 2012	4,652,642	4,652,642
Expiring January 31, 2013	3,285,552	3,285,552
Expiring January 31, 2014	5,316,835	-

Total Arizona net operating loss carry-forwards	$16,354,453	$11,037,618

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11 – Income taxes - continued

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended January 31, 2008 and 2007 is as follows:

	January 31, 2008	January 31, 2007

Income tax benefit at federal statutory rate	$(1,802,000)	$(1,251,194)
State income tax benefit, net of effect on federal taxes	(399,000)	(283,006)
Permanent differences and other (federal)	12,500	19,000
Permanent differences and other (state)	3,500	4,200
Increase in valuation allowance	2,185,000	1,511,000

Income tax expenses (benefit)	$-	$-

NOTE 12 – Related party transactions

The Company entered into the following transactions with related parties during the period ended January 31, 2008:

Paid or accrued $5,991 in rent. We rented an office from an officer on a month-to-month basis for $499 per month.

The Company has a receivable balance due from Elle Venture, a general partnership in which the Company is a 50% partner, for subcontracting and drilling costs incurred by the Company in December 2007 and January 2008. The receivable is unsecured, non-interest bearing and due on demand. Balance at January 31, 2008 is $277,665.

The Company entered into an option agreement with JABA US Inc, an Arizona Corporation in which two directors of the Company are owners of JABA US Inc. The option agreement grants the Company the exclusive right and option to acquire a 100% undivided interest in 26 Federal lode mining claims in the East Silver Bell area northwest of Tucson, AZ and 33 Federal lode mining claims in the Walnut Creek area near Tombstone, AZ for $7,375 paid at the execution of the agreement in December 2007 and a royalty payable ranging from 2% to 10% of net smelter returns in the event that there is a commencement of commercial production. The Company is required to maintain the claims in good standing and pay the annual rentals of $7,375 during the option period which ends no later than January 1, 2011. The Company agrees to make $175,000 in exploration expenditures on or before dates to be determined by the Company, but no later than January 1, 2011. No exploration expenditures have been paid or incurred during the year ended January 31, 2008.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The 2007 assessments were satisfied by carry-forwards of prior assessment work and claims made for work performed by Millrock Resources at their own expense pursuant to a letter of intent for a potential joint venture. The Company estimates that the required annual assessments to maintain the claims for 2008 will be approximately $298,600. At January 31, 2008 the Company has labor carry-forwards of prior assessment work available to offset some of the 2008 assessment year liability and estimates that $28,366 of assessment work will need to be performed in 2008 in order to maintain the current claims in good standing.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims are $100 for each ¼ section (160 acres) claim and $25 for each ¼ -¼ section (40 acres) claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. Rentals for the period from September 1, 2007 through September 1, 2008 of $74,650 have been paid. The estimated state rentals due by November 30, 2008 for the period from September 1, 2008 through September 1, 2009 are $74,650. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals, and initial filing fees for new claims, for the period from September 1, 2007 through September 1, 2008 have been paid in the amount of $230,425. The estimated rentals for the period from September 1, 2008 to September 1, 2009 due by the first day of the rental period are $224,125.

In November 2006, the Company began renting its current office space. The lease requires monthly payments of $3,789. The Company has the option to renew the lease for an additional two year term at an increase of 3.5% in rent per year. During the year ended January 31, 2008 and 2007 the Company recognized rent expense of $44,188 and $7,142, respectively, related to this lease. Future minimum lease payments under this noncancelable lease for the twelve months ended January 31, 2009 are $37,890.

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the years ended January 31, 2008 and 2007 the Company recognized rent expense of $4,700 for each year related to this lease.

Future minimum lease payments for the twelve months ended January 31,
2009	$4,700
2010	1,175
$5,875

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13 – Commitments – continued

In May 2007, the Company entered into a lease for lodging in Fredonia, Arizona in order to supply temporary housing for certain field personnel of the North Pipes project. The lease requires monthly payments of $800 from May 2007 through June 2007 and monthly payments of $1,800 from July 2007 through June 2008. For the twelve months ended January 31, 2008 the Company recognized rent expense of $14,200 related to this lease. Future minimum lease payments under this noncancelable lease for the twelve months ended January 31, 2009 are $9,000.

In December 2007, the Company entered into a lease for a warehouse in Fredonia, Arizona in order to store field equipment and supplies. The lease requires monthly payments of $1,500 through December 2008. For the twelve months ended January 31, 2008 the Company recognized rent expense of $3,000 related to this lease. Future minimum lease payments under this noncancelable lease for the twelve months ended January 31, 2009 are $15,000.

In February 2007 the Company entered into a non-exclusive consulting contract with Hunter Wise Financial Group, LLC (“Hunter Wise”) to provide services to the Company in the areas of corporate development, financing, and consulting for a period of twelve months. Hunter Wise will receive cash compensation ranging from 3% to 8% of aggregate consideration for any sale, merger, acquisition, joint venture, strategic alliance, technology partnership, licensing agreement, debt investment, secured debt financing or similar agreement. Hunter Wise will also receive non cash compensation ranging from 2% to 6% of the gross proceeds received by the Company in the form of common stock or purchase warrants in the Company, with a cashless exercise provision and term of not less than 2 years. Fees paid in connection with equity financings are recorded as a reduction of additional-paid in capital and fees paid in connection with debt financings are recorded as deferred financing costs and amortized over the life of the debt. During the year ended January 31, 2008 the Company paid to Hunter Wise a broker fee of $308,000 and 338,461 whole share purchase warrants, valued at $67,692, with an exercise price of $0.75 through May 11, 2012 in connection with the sale of the Unsecured Convertible Promissory Notes. The broker fee and warrants have been included in deferred financing costs and amortized over the life of the notes.

The Company entered into a non-exclusive consulting contract with Balanced Financial Securities (“BFS”) to provide services to the Company in the areas of corporate financing and consulting. BFS’s fees are all contingent upon the closing of debt or equity financings by a funding source referred by BFS during the term of the contract and for a period of 18 months after the termination of the contract. The contract will remain in effect until terminated by either party via written notice by certified mail. BFS will receive compensation of 5% of cash equity financings, plus 3% of incremental debt financings. BFS will also receive common stock purchase warrants to purchase common stock of the Company equal to 5% of the equity funding and exercisable at the negotiated shares price of the transaction. Fees paid in connection with equity financings are recorded as a reduction of additional-paid in capital and fees paid in connection with debt financings are recorded as deferred financing costs and amortized over the life of the debt. The Company will also pay all of BFS’s out-of-pocket expense incurred on the Company’s behalf. The Company paid $0 to BFS during the twelve month period ended January 31, 2008.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 14 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2008 were as follows:

Purchased vehicles and equipment in exchange for long-term financing of $238,000.

Purchased equipment in exchange for a receivable due in the amount of $7,875.

Stock option compensation recorded at $358,646 for options issued to employees and consultants.

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

Issued 399,537 shares of common stock for conversion of $250,000 principal amount of Unsecured Convertible Promissory Notes plus accrued interest of $9,699. The company recorded interest expense of $157,269 for the unamortized discounts and unamortized deferred financing charges related to the conversion.

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

NOTE 15 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 16 – Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable and a capital lease obligation. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

NOTE 17 – Subsequent events

In February 2008, the Company entered into a modification agreement with the holders of the Unsecured Convertible Promissory Notes. The modification agreement is effective from February 2008 through April 2008. The fixed conversion price was reduced from $0.65 to $0.50. The calculation of the maximum allowable shares to be issued for the February, March and April monthly payments was increased to 200% of the aggregate daily trading volume for the 15 trading days preceding the Repayment Date multiplied by the VWAP for the 7 trading days preceding the repayment date. If the monthly payment amount cannot be paid in full with the maximum allowable shares then an excess amount results. The note holders may elect to receive cash, additional stock, or defer the excess amount. For deferred excess amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid. The Company issued 30,000 shares of common stock on April 8, 2008 to holders of the Unsecured Convertible Promissory Notes as consideration for entering into the modification of the Unsecured Convertible Promissory Notes in February 2008.

The Company issued 2,621,725 shares of common stock and $403,971 of cash for the February, March and April monthly payments on the Unsecured Convertible Promissory Notes. Currently, the note holders have a balance of $51,394 of monthly payment amounts that have been deferred. If the note holders were to demand payment of this amount the Company would be obligated to issue 226,175 additional shares of common stock.

On February 19, 2008 the Company entered into an amendment to the joint venture agreement with XState which governs the operation of the Elle Venture. The amendment defines the alternate joint venture breccia pipe targets and allows the joint venture funds to be expended on exploration of the initial three joint venture breccia pipe targets as well as the four alternate joint venture breccia pipe targets. When the sole funding amount ($2.9 million) contributed by XState is expended, XState will have the right to select a total of three of either the initial or alternate joint venture breccia pipe targets to retain a 50% interest in. The initial and alternate joint venture breccia pipe targets consist of 7 breccia pipe targets and 37 standard Federal lode mining claims.

In April 2008 the Company was notified by the BLM that 17 of our standard federal lode mining claims staked at the North Pipes Super Project were not valid and would be voided because the land was not available for staking. The Company will be reimbursed for the rental fees paid on these claims.

On April 4, 2008, the Company offered a form of subscription for warrants and shares to the holders of unexercised common stock purchase warrants. The offer was for a reduction in the exercise price of all outstanding warrants to $0.22 per share of common stock. The offer is valid until April 30, 2008. Warrant holders who elect to exercise this option will also receive, for no additional consideration, new warrants for an equal number of common shares with an exercise price of $0.35 per share of common stock valid through April 30, 2009. The offer is being made to accredited investors exempt from registration under Regulation D of the Security Act. The Company has reserved the right to rescind this offer if sufficient numbers of warrant holders do not elect to exercise this one time option.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 18 – Going concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2008.

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financings or joint venture agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 8A.         Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer, Mr. James Briscoe and principal financial officer, Mr. Jon Young. Based on this evaluation, Mr. Briscoe and Mr. Young have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer, Mr. Jon Young, and principal executive officer, Mr. James Briscoe conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer and principal executive officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of January 31, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management’s report in this Annual Report on Form 10-KSB.

Item 8B.         Other Information.

None.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	President, Chief Executive Officer, Chairman of the Board and Director	66	February 3, 2004
Jon Young	Chief Financial Officer Director	63	February 3, 2004 to present February 3, 2004 to March 28, 2008
Gary Musil	Secretary and Director	56	October 23, 2003
John Guilbert	Director	76	February 5, 2004
Robert Fields	Director	70	January 23, 2008

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

Jon Young – Chief Financial Officer and FormerDirector

Mr. Young was appointed as our Chief Financial Officer on February 3, 2004. Mr. Young was also a director from February 3, 2004 to March 28, 2008. Mr. Young is a certified public accountant. Mr. Young is presently the Chief Executive Officer of Oracle Capital Advisors, Ltd. and has more than 30 years experience in providing clients with business consulting services. Mr. Young is president of Jon R. Young Company PC, an accounting practice limited to providing litigation support, and is strategically aligned with Beach-Fleischman & Co CPA’s, P.C., Southern Arizona's largest accounting firm. Mr. Young was a partner with the Tucson office of KPMG Peat Marwick for 13 years.

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

Robert Fields –Director

Mr. Fields was appointed as one of our directors on December 10, 2007. He is a New York based financier, regarded as an accomplished member of the international business community with diverse experience including key senior management positions and directorships with major corporations, and independent engagements in the fields of management consulting, investment banking, mergers, asset management and dispositions. Mr. Fields has served on the board of directors of more than a dozen companies. Mr. Fields is currently the Chairman of ActForex, Inc., a global management service provider of currency trading software trading billions. Mr. Fields currently serves on several other notable boards including: Reality Gap, Inc. an online game publisher and content aggregator for massively multiplayer online gaming in Seattle, WA, and Irvine CA; Dorado Exploration Inc., an oil and gas exploration and production company located in Dallas/Houston/Tyler, Texas; Statmon Technologies, Inc., a provider of remote control and monitoring software technology located in Bannockburn, IL, and Surge Global Energy, Inc., a gas and oil company in San Diego, CA.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held seven formal meetings in the year ended January 31, 2008 and four formal meetings in the year ended January 31, 2007. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2008 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal years ended January 31, 2008 and January 31, 2007, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Item 10.         EXECUTIVE COMPENSATION.

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)(7)	Nonequity Incentive Plan Compensati on (US$)	Non- qualified Deferred Compens ation Earnings (US$)	All Other Compensa tion (US$)(1)	Total (US$)
James Briscoe Principal Executive Officer, President, CEO, Chairman and Director	2008 2007	120,000 120,000	28,385 14,173	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$148,385 $134,173
Jon Young Principal Financial Officer, CFO, Director, and Treasurer	2008 2007	36,000 36,000	Nil Nil	Nil Nil	Nil 138,300(2)	Nil Nil	Nil Nil	Nil Nil	$36,000 $174,300
Gary Musil Secretary and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil 13,440(3)	Nil Nil	Nil Nil	Nil Nil	Nil $13,440
David Boyer Geologist and GIS Specialist	2008 2007	91,667 65,004	1,461 Nil	Nil Nil	Nil 143,660(4)	Nil Nil	Nil Nil	Nil Nil	$93,128 $208,664
Erik Murdock Geologist and GIS Specialist	2008 2007	77,450 38,333	Nil Nil	Nil Nil	2,000(6) 115,500(5)	Nil Nil	Nil Nil	Nil Nil	$79,450 $153,833

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)

Mr. Young was awarded 75,000 incentive stock options on April 6, 2006 with a grant date fair value of $0.64 per share and another 215,000 options on December 8, 2006 with a grant date fair value of $0.42 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(3)

Mr. Musil was awarded 21,000 incentive stock options on April 6, 2006 with a grant date fair value of $0.64 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(4)

Mr. Boyer was awarded 44,000 incentive stock options on April 6, 2006 with a grant date fair value of $0.64 per share and another 275,000 options on December 8, 2006 with a grant date fair value of $0.42 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(5)

Mr. Murdock was awarded 275,000 incentive stock options on December 8, 2006 with a grant date fair value of $0.42 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(6)

Mr. Murdock was awarded 10,000 incentive stock options on May 24, 2007 with a grant date fair value of $0.20 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(7)

The Company granted options on April 6, 2006 that are exercisable at a price of $1.11 per share until April 6, 2016, and vest on the basis of 25% of the options on each of the 6 month anniversaries from the date of granting. The Company also granted options on December 8, 2006, and are exercisable at a price of $0.72 per share until December 8, 2016, and vest on the basis of 25% of the options on each of the 6 month anniversaries from the date of granting. The Company granted options on May 4, 2007 that are exercisable at a price of $1.11 per share until April 6, 2006, and vest on the basis of 50% on the grant date, 25% on October 6, 2007 and another 25% on April 6, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James Briscoe	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jon Young	120,000	Nil	Nil	$1.678	12/27/2014	Nil	Nil	Nil	Nil
Jon Young	56,250	Nil	18,750(1)	$1.11	4/6/2016	Nil	Nil	Nil	Nil
Jon Young	107,500	Nil	107,500(2)	$0.72	12/8/2016	Nil	Nil	Nil	Nil
Gary Musil	17,000	Nil	Nil	$1.678	12/27/2014	Nil	Nil	Nil	Nil
Gary Musil	15,750	Nil	5,250(1)	$1.11	4/6/2016	Nil	Nil	Nil	Nil
David Boyer	33,000	Nil	11,000(1)	$1.11	4/6/2016	Nil	Nil	Nil	Nil
David Boyer	137,500	Nil	137,500(2)	$0.72	12/8/2016	Nil	Nil	Nil	Nil
Erik Murdock	137,500	Nil	137,500(2)	$0.72	12/8/2016	Nil	Nil	Nil	Nil
Erik Murdock	7,500	Nil	2,500(3)	$1.11	4/6/2016	Nil	Nil	Nil	Nil

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

(2)	Options vest 50% on the grant date of May 24, 2007, 25% on October 6, 2007 and another 25% on April 6, 2008.

COMPENSATION PLANS

As of January 31, 2008, we had one compensation plan in place, entitled "2004 Stock Option Plan." This plan has not been approved by our stockholders. On May 24, 2007 we granted 10,000 incentive stock options to an employee exercisable at the price of $1.11 per share for a term of 8.875 years. On August 15, 2007 we granted 250,000 non-qualified stock options to a non-employee consultant at the price of $0.45 per share for a term of 3 years. The grant of stock options was made under the terms of the Company’s 2004 Stock Option Plan. During fiscal year ended January 31, 2008 the Company granted 4% of the total stock options to employees.

Number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2008	Weighted-average exercise price of outstanding options as at January 31, 2008	Number of securities remaining available for further issuance as at January 31, 2008
3,850,000	3,294,000	$0.94	556,000

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

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)(4)	Nonequity Incentive Plan Compensat ion (US$)	Non- qualified Deferred Compensat ion Earnings (US$)	All Other Compensat ion (US$)(1)	Total (US$)
John Guilbert	Nil	Nil	Nil	Nil	Nil	Nil	$0
Robert Fields	Nil	Nil	Nil	Nil	Nil	Nil	$0

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)

Mr. Guilbert was awarded 30,000 options on April 6, 2006 with a grant date fair value of $0.64 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 31, 2008 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of January 31, 2008, we had outstanding 43,331,405 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	8,750,000 (2)	20%
Jon Young 1985 E River Road Tucson AZ 85718 USA	Nil	0%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	Nil	0%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	Nil	0%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert Fields 215 E. 68th Street New York, NY 10065 USA	Nil	0%
Directors and Executive Officers as a Group	8,750,000	20%

(1)

Based on 43,331,405 shares of common stock issued and outstanding as of January 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Item 13.         Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(13)
3.3	Certificate of Change to Authorized Capital(4)
3.4	Articles of Merger(4)
10.10	Form of Subscription Agreement for Canadian investors for March 2005 private placement(7)
10.11	Form of Subscription Agreement for US investors for March 2005 private placement(7)
10.12	Form of Subscription Agreement for Overseas investors for March 2005 private placement(7)
10.13	Form of Registration Rights Agreement for March 2005 private placement(7)
10.14	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(8)
10.15	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(8)
10.16	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(8)
10.17	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and XState Resources Limited (9)

Exhibit Number	Description of Exhibit
10.18	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and XState Resources Limited (10)
10.19	Form of Securities Purchase Agreement for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.20	Form of Convertible Promissory Note for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.21	Form of Common Stock Purchase Warrant for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.22	List of Subscribers for May 11, 2007 Senior Unsecured Convertible Promissory Notes (11)
10.23	Modification Agreement to the Senior Unsecured Convertible Promissory Notes (12)
14.1	Code of Ethics(4)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2004.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2004.

(6)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(7)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 19, 2005.

(8)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 23, 2008.

(13)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2007.

*	Filed herewith.

Item 14.         Principal Accountants Fees and Services.

Audit Fees

For the fiscal year ended January 31, 2008, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB and for the review of our consolidated financial statements included in Forms 10-QSB were $103,358. For the fiscal year ended January 31, 2007, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $78,695.

Audit Related Fees

For the fiscal year ended January 31, 2008, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $3,414. For the fiscal year ended January 31, 2007, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $18,180.

Tax Fees

For the fiscal year ended January 31, 2008, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0. For the fiscal year ended January 31, 2007, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

LIBERTY STAR URANIUM & METALS CORP. (Formerly Liberty Star Gold Corp.)

By: /s/ James A. Briscoe
James A. Briscoe
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: April 28, 2008

By: /s/ Jon Young
Jon Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 28, 2008

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James A. Briscoe
James A. Briscoe
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: April 28, 2008

By: /s/ Jon Young
Jon Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 28, 2008

By: /s/ Gary Musil
Gary Musil
Secretary and Director
Dated: April 28, 2008

By: /s/ John Guilbert
Dr. John Guilbert
Director
Dated: April 28, 2008