Form 10-Q
period 2008-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2008-06-16
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 000-50071

LIBERTY STAR URANIUM & METALS CORP.
(Exact name of registrant as specified in its charter)

Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3024 E. Fort Lowell Road, Tucson, Arizona 85716
(Address of principal executive offices)

520.731.8786
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,115,989 common shares issued and outstanding as of June 11, 2008.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2008	January 31, 2008
	(Unaudited)	(Audited)
Current:
Cash and cash equivalents	$476,440	$1,265,187
Prepaid expenses and supplies	212,268	183,525
Due from related parties	52,754	277,665
Deposits	6,171	6,707
Total current assets	747,633	1,733,084

Property and equipment, net	1,109,878	1,107,275
Certificates of deposit	263,198	260,906
Deposits	-	10,000
Deferred financing charges, net	225,670	279,656
Investment in Elle Venture	-	-

Total assets	$2,346,379	$3,390,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$111,061	$107,866
Current portion of capital lease obligation	-	2,760
Current portion of convertible promissory notes, net of discounts	1,653,038	1,605,022
Accounts payable and accrued liabilities	125,583	283,574
Accrued interest	14,040	239,524
Total current liabilities	1,903,722	2,238,746

Long-term debt, net of current portion	308,152	337,836
Convertible promissory notes, net of current portion and discounts	196,563	597,819

Total liabilities	2,408,437	3,174,401

Stockholders’ equity (deficit)
Common stock - $.001 par value; 200,000,000 shares authorized;
45,983,130 and 43,331,405 issued and outstanding	45,983	43,331
Additional paid-in capital	21,817,293	21,091,663
Deficit accumulated during the exploration stage	(21,925,334)	(20,918,474)
Total stockholders’ equity (deficit)	(62,058)	216,520

Total liabilities and stockholders’ equity (deficit)	$2,346,379	$3,390,921

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			date of inception
	For the three	For the three	(August 20, 2001)
	months ended	months ended	to
	April 30, 2008	April 30, 2007	April 30, 2008
Revenues	$-	$-	$-

Expenses:
Geological and geophysical costs	127,201	613,495	10,021,278
Salaries and benefits	135,601	134,035	1,575,893
Accounting and auditing	52,924	53,476	740,595
Public relations	35,613	6,817	625,726
Depreciation	72,097	27,224	323,376
Legal	17,142	40,887	484,373
Professional services	-	-	143,992
General and administrative	49,223	86,911	1,239,782
Travel	-	400	134,924
Impairment loss	-	-	15,907,500
Net operating expenses	489,801	963,245	31,197,439

Loss from operations	(489,801)	(963,245)	(31,197,439)

Other income (expense):
Interest income	5,602	5,626	187,307
Interest expense	(513,661)	(2,365)	(2,213,667)
Debt conversion expense	(9,000)	-	(9,000)
Loss on sale of assets	-	-	(406)
Other income	-	-	100,000
Income from Elle Venture	-	-	-
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income (expense)	(517,059)	3,261	(1,927,895)

Loss before income taxes	(1,006,860)	(959,984)	(33,125,334)

Income tax expense	-	-	-

Net loss	$(1,006,860)	$(959,984)	$(33,125,334)

Basic and diluted net loss per share of common
stock	$(0.02)	$(0.02)	$(1.03)

Basic and diluted weighted average number of
shares of common stock outstanding	44,590,840	41,879,521	32,197,855

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stockholders’
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	3,696,895	3,697	2,242,298		2,245,995
Issuance of common stock for services	150,000	150	92,850		93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants	-	-	610,560	-	610,560
Options granted to employees	-	-	221,783	-	221,783
Net loss for the year ended January 31 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319	(15,220,539)	902,881
Issuance of common stock	1,718,799	1,719	1,072,698	-	1,074,417
Issuance of common stock for services	112,000	112	54,428	-	54,540
Issuance of common stock for conversion of promissory note	399,537	399	259,300	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	43,331,405	43,331	21,091,663	(20,918,474)	216,520
Issuance of common stock for conversion of promissory note	2,621,725	2,622	619,283	-	621,905
Issuance of common stock for inducement to convert
promissory note	30,000	30	8,970	-	9,000
Stock based compensation	-	-	97,377	-	97,377
Net loss for the three month period ended April 30, 2008	-	-	-	(1,006,860)	(1,006,860)
Balance, April 30, 2008	45,983,130	$45,983	$21,817,293	$(21,925,334)	$(62,058)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the	For the	date of inception
	three months	three months	(August 20, 2001)
	ended	ended	to
	April 30, 2008	April 30, 2007	April 30, 2008
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(1,006,860)	$(959,984)	$(33,125,334)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	72,097	27,224	324,387
Amortization of deferred financing charges	53,986	-	232,859
Amortization of discount on convertible promissory notes	376,870	-	1,626,291
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Loss (gain) on sale of fixed asset	-	-	406
Share based compensation	97,377	54,728	1,288,366
Share based payments	187,022	-	344,261
Changes in assets and liabilities:
Prepaid expenses and supplies	(28,743)	(6,575)	(124,418)
Other current assets	-	6,230	(7,875)
Deposits	10,536	(10,000)	(6,171)
Certificates of deposit	-	(3,000)	(56,109)
Accounts payable and accrued expenses	(157,991)	81,803	119,568
Accrued interest	(225,484)	-	14,040
Net cash used in operating activities	(621,190)	(809,574)	(13,119,144)

Cash flows from investing activities:
Proceeds from the sale of fixed asset	-	-	8,005
Purchase of certificate of deposit	(2,292)	-	(207,089)
Purchase of equipment	(74,700)	(112,159)	(1,098,950)
Net cash used in investing activities	(76,992)	(112,159)	(1,298,034)

Cash flows from financing activities:
Principal activity on long-term debt	(26,489)	(2,654)	(77,340)
Principal activity on capital lease obligation	(2,760)	(5,186)	(39,298)
Principal activity on convertible promissory notes	(286,227)		(286,227)
Net (advances) repayments from related parties	224,911	30,117	(52,754)
Advance payment on joint venture in formation	-	-	-
Proceeds from the issuance of common stock	-	1,074,417	11,160,074
Expenses of common stock issuance	-	-	(20,000)
Proceeds from the sale of convertible promissory notes	-	-	4,010,238
Proceeds from long-term debt	-	-	198,925
Net cash provided by financing activities	(90,565)	1,096,694	14,893,618

Net increase (decrease) in cash and cash equivalents for period	(788,747)	174,961	476,440

Cash and cash equivalents, beginning of period	1,265,187	676,309	-

Cash and cash equivalents, end of period	$476,440	$851,270	$476,440

Interest paid during the period	$130,321	$2,365	$152,810

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

These condensed consolidated financial statements include the results of operations and cash flows of Big Chunk and Redwall from the dates of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and debt. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, may not be available on reasonable terms, or the Company may be prevented from obtaining further financings because of restrictions that apply to it pursuant to the Unsecured Convertible Promissory Notes discussed in Note 7.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-KSB for the year ended January 31, 2008 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2008 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At April 30, 2008 and January 31, 2008, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $391,000 and $1,202,000, respectively.

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

Property and equipment

Property and equipment is stated at cost. The Company capitalizes all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Property and equipment is reviewed periodically for impairment. The estimated useful lives range from 2 to 7 years.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method over the life of the related debt instrument and is included in interest expense. At April 30, 2008 and January 31, 2008 the Company has capitalized deferred finance charges of $432,538 and accumulated amortization of debt issuance costs was $206,868 and $152,842, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At April 30, 2008 and January 31, 2008 the Company has recorded discounts on convertible promissory notes of $3,014,956 and accumulated amortization of discounts on convertible promissory notes was $1,444,667 and $1,067,797, respectively.

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

Convertible promissory notes

The Company accounts for convertible promissory notes in accordance with Statement of Financial Accounting Standards No. 150 (“SFAS 150”) requiring the convertible promissory notes to be reported as liabilities at fair value. When convertible promissory notes are converted into shares of the Company’s common stock in accordance with the debt’s original terms, no gain or loss is recognized. The Company accounts for inducements to convert as an expense in the period incurred, included in debt conversion expense.

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at April 30, 2008 and January 31, 2008.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split which resulted in 20,000,000 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At April 30, 2008 and January 31, 2008, there were 12,345,047 potentially dilutive instruments outstanding that were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounts Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe that the adoption of SFAS No. 162 will have a material effect on its results of operations or financial position.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies – continued

Recently issued accounting standards - continued

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that the adoption of SFAS No. 160 will have a material effect on its results of operations or financial position.

NOTE 4 – Mineral claims

At April 30, 2008 the Company held a 100% interest in 1,757 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At April 30, 2008 the Company held a 50% interest in 37 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona. These claims are owned through the Elle Venture, a general partnership in which the Company is a 50% partner.

At April 30, 2008 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The Company also held an option to explore 2 private patented parcels of land in the Beatty Area of Nevada. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At April 30, 2008 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). At April 30, 2008 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

The Company entered into a letter of intent for a proposed option and joint venture agreement with Millrock Resources, Inc. for the Bonanza Hills claims, subject to the execution of a definitive agreement and approval of the transaction from the TSX Venture Exchange. The proposed agreement calls for Millrock to earn a 60% interest in the claims in exchange for an exploration work commitment of $3,500,000 over the course of 4 years. At April 30, 2008, Millrock has not earned any interest in the Bonanza Hills claims as a definitive agreement and approval of the transaction from the TSX Venture Exchange have not been completed.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge; titles to all properties are in good standing as of April 30, 2008.

NOTE 5 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with XState Resources Limited (“XState”) that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area. The Elle Venture commenced on December 15, 2006 when XState deposited $2,900,000 (“sole funding amount”) into the joint venture bank account. XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 5 – Investment in Elle Venture - continued

On February 19, 2008 the Company entered into an amendment to the joint venture agreement. The amendment defines the alternate joint venture breccia pipe targets and allows the joint venture funds to be expended on exploration of the initial three joint venture breccia pipe targets as well as the four alternate joint venture breccia pipe targets. When the sole funding amount contributed by XState is expended, XState will have the right to select a total of three of either the initial or alternate joint venture breccia pipe targets to retain a 50% interest in. The initial and alternate joint venture breccia pipe targets consist of 7 breccia pipe targets and 37 standard Federal lode mining claims.

After the initial $2,900,000 is expended each party agrees to contribute to the Elle Venture expenditures in proportion to their joint venture interests until the exploration operations are completed. If a partner is unable to make a proportional contribution then that party’s interest will be diluted. At April 30, 2008 the Company made no capital contributions to the Elle Venture and was not at risk for any of the Elle Venture losses. The investment in Elle Venture at April 30, 2008 and January 31, 2008 is $0.

In October 2006, the Company entered into a Subcontracting Agreement with XState to perform the duties as the Manager of the Elle Venture including maintaining the joint venture bank account, paying joint venture expenses, and performing the duties necessary to execute the approved work program for the joint venture claims. During the three months ended April 30, 2008 and 2007, the Company incurred $504,186 and $148,452, respectively as compensation from the Elle Venture pursuant to the subcontracting agreement which is reported as a reduction of our geological and geophysical exploration costs.

Summary financial information of Elle Venture at:
	April 30, 2008	January 31, 2008
Current assets	$1,325,742	$2,054,884
Other assets	103,975	102,858

Total assets	$1,429,717	$2,157,742

Current liabilities	$52,754	$277,665
Total liabilities	52,754	277,665
Partners’ capital	1,376,963	1,880,077

Total liabilities and partners’ capital	$1,429,717	$2,157,742

Net loss from inception (December 15, 2006) to the period ended	$(1,523,037)	$(1,019,923)

NOTE 6 – Property and equipment

The balances of our major classes of depreciable assets are:
	April 30, 2008	January 31, 2008
Geology equipment	$418,802	$418,802
Drilling equipment	538,400	463,700
Vehicles and transportation equipment	355,950	355,950
Office furniture and equipment	93,375	93,375
Leasehold improvements	24,302	24,302
	1,430,829	1,356,129
Less accumulated depreciation and amortization	(320,951)	(248,854)

	$1,109,878	$1,107,275

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes begins in February 2008 with sixteen monthly principal payments of $259,375 plus accrued unpaid interest.

Under the original note terms holders of the Unsecured Convertible Promissory Notes could elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.65 per share. The Company may elect to make repayments of the Unsecured Convertible Promissory Notes in cash or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceeding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company.

In February 2008, the Company entered into the first modification agreement with the holders of the Unsecured Convertible Promissory Notes. The modification agreement is effective from February 2008 through April 2008. The fixed conversion price was reduced from $0.65 to $0.50. The calculation of the maximum allowable shares to be issued for the February, March and April monthly payments was increased to 200% of the aggregate daily trading volume for the 15 trading days preceding the Repayment Date multiplied by the VWAP for the 7 trading days preceding the repayment date. If the monthly payment amount cannot be paid in full with the maximum allowable shares then an excess amount results. The note holders may elect to receive cash, additional stock, or defer the excess amount. For deferred excess amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid. The Company issued 30,000 shares of common stock on April 8, 2008 to holders of the Unsecured Convertible Promissory Notes as consideration for entering into the modification agreement. The Company recorded debt conversion expense of $9,000 related to this modification agreement.

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

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the Unsecured Convertible Promissory Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees and due diligence fee. The deferred financing costs also consist of 338,461 of common stock purchase warrants issued as a broker fee to Hunter Wise Securities. The warrants have an exercise price of $0.75 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The warrants were assigned a value of $67,692 estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The Company reported $53,933 and $0 of interest expense for the amortization of deferred financing costs during the three months ended April 30, 2008 and 2007, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes - continued

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

The Company reported $376,870 and $0 of interest expense relating to the beneficial conversion feature and the warrants discount during the three months ended April 30, 2008 and 2007, respectively.

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

During the three months ended April 30, 2008 the Company issued 2,621,725 shares of common stock and $407,349 of cash for the monthly payments on the Unsecured Convertible Promissory Notes. Currently, the note holders have a balance of $48,016 of monthly payment amounts that have been deferred. If the note holders were to demand payment of the deferred amount the Company would be obligated to issue 211,326 additional shares of common stock.

The principal balance of the Unsecured Convertible Promissory Notes outstanding was $3,371,875 and $4,150,000 at April 30, 2008 and January 31, 2008, respectively. If settlement of the Unsecured Convertible Promissory Notes occurred on April 30, 2008 the Company would be obligated to pay $3,371,875 principal payments, $14,040 accrued interest, and $48,016 deferred amount for a total of $3,433,931 in cash. If the settlement were completed by the issuance of common shares the conversion price at April 30, 2008 was $0.2275 per share for a total of 15,094,202 shares required to convert the notes.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes – continued

The following is a summary of the principal maturities of Unsecured Convertible Promissory Notes:

For the twelve months ended April 30,
2009	$3,112,500
2010	259,375

3,371,875
Plus deferred amounts due on demand	48,016
Less discounts for warrants and beneficial conversion feature	(1,570,290)
1,849,601

Less current maturities, net of discounts	(1,653,038)

$196,563

NOTE 8– Common stock

As of April 30, 2008, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.57 years and a weighted average exercise price of $0.91 per whole warrant for one common share.

Whole share purchase warrants outstanding at April 30, 2008 are as follows:

	Number of whole	Weighted average
	share purchase	exercise price per
	warrants	share
Outstanding, January 31, 2007	1,944,342	$1.50

Issued	7,107,689	0.75
Forfeited or expired	(984)	1.50

Outstanding, January 31, 2008	9,051,047	$0.91

Issued	-	-

Outstanding, April 30, 2008	9,051,047	$0.91
Exercisable, April 30, 2008	9,051,047	$0.91

On May 2, 2007 the Company issued 50,000 shares to Equititrend Advisors LLC pursuant to an agreement to perform public and investor relations services. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act. The transactions were reported at fair value. Fair value of the shares issued was determined by a review of the Company’s stock trading price around the date of issuance and was determined to be $0.57 per share for the shares issued on May 2, 2007. The Company recorded $28,500 of public relations expense related to the stock issuance.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 8– Common stock - continued

During the year ended January 31, 2008, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to a Standby Equity Distribution Agreement (“SEDA”) in exchange for proceeds of $1,074,417, net of fees of $56,500. Cornell Capital Partners paid us 96%, or a 4% discount, of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following each request for an advance. Shares of common stock issued pursuant to the SEDA are reported as permanent equity pursuant to SFAS No. 150 at the discounted price paid for the shares by Cornell Capital Partner, LP. Expenses of shares issued pursuant to the SEDA are reported as a reduction of additional paid-in capital. In May 2007, pursuant to the Unsecured Convertible Promissory Notes subscription agreement, the Company agreed that it would not exercise its rights under the SEDA without written consent from the Unsecured Convertible Promissory Note Holders. The Company has not issued any shares to Cornell Capital Partners after April 2007 and the SEDA expired in March 2008.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 9 – Related party transactions

The Company entered into the following transactions with related parties during the period ended April 30, 2008:

Paid or accrued $1,418 in rent. We rented an office from an officer on a month-to-month basis for $459 per month.

The Company has a receivable balance due from Elle Venture, a general partnership in which the Company is a 50% partner, for subcontracting and drilling costs incurred by the Company. The receivable is unsecured, non-interest bearing and due on demand. Balance at April 30, 2008 and January 31, 2008 is $52,754 and $277,665, respectively.

The Company entered into an option agreement with JABA US Inc, an Arizona Corporation in which two directors of the Company are owners of JABA US Inc. The option agreement grants the Company the exclusive right and option to acquire a 100% undivided interest in 26 Federal lode mining claims in the East Silver Bell area northwest of Tucson, AZ, 33 Federal lode mining claims in the Walnut Creek area near Tombstone, AZ, and 2 private parcels in the Beatty area of Nevada. In the event that there is a commencement of commercial production a royalty ranging from 2% to 10% of net smelter returns will be payable to JABA US Inc. The Company is required to maintain the claims in good standing and pay the annual rentals of up to $8,000 during the option period which ends no later than January 1, 2011. The Company agrees to make $175,000 in exploration expenditures on or before dates to be determined by the Company, but no later than January 1, 2011. No exploration expenditures have been paid or incurred during the three months ended April 30, 2008 and 2007.

NOTE 10 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The 2007 assessments were satisfied by carry-forwards of prior assessment work and claims made for work performed by Millrock Resources at their own expense pursuant to a letter of intent for a potential joint venture. The Company estimates that the required annual assessments to maintain the claims for 2008 will be approximately $298,600. At April 30, 2008 the Company has labor carry-forwards of prior assessment work available to offset some of the 2008 assessment year liability and estimates that $28,366 of assessment work will need to be performed in 2008 in order to maintain the current claims in good standing.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 10 – Commitments - continued

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals, and initial filing fees for new claims, for the period from September 1, 2007 through September 1, 2008 have been paid in the amount of $230,425. The estimated rentals for the period from September 1, 2008 to September 1, 2009 due by the first day of the rental period are $219,625.

NOTE 11 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the three month period ended April 30, 2008 were as follows:

Issued 30,000 shares of common stock as debt conversion expense to investors who participated in the first modification agreement to the Unsecured Convertible Promissory Notes.

Issued 2,621,725 shares of common stock as repayment of $443,883 principal portion and $178,022 interest portion of the monthly payments on the Unsecured Convertible Promissory Notes.

Stock option compensation recorded at $97,377 for options issued to employees and consultants.

The significant non-cash investing and financing transactions for the three month period ended April 30, 2007 were as follows:

Purchased a vehicle in exchange for long-term financing of $30,975.

Stock option compensation recorded at $54,728 for options issued to employees and consultants.

NOTE 12 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 13 – Financial instruments

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 14 – Subsequent events

On May 11, 2008, the Company entered into the second modification agreement with the holders of the Unsecured Convertible Promissory Notes. The exercise price of the detachable stock purchase warrants issued in connection with the Unsecured Convertible Promissory Notes was reduced from $0.75 per share to $0.50 per share. The second modification agreement changes the payment of the monthly amount in cash or common stock for May 2008 through June 2008. The revised formula allows payment in cash or common stock at a conversion price of the lesser of $0.50 per share or 75% of the volume weighted average price (“VWAP”) for the ten trading days preceding the Repayment Date. The volume trading restrictions used to calculate the maximum allowable shares to be issued was removed for the May and June monthly payments. The note holders may elect to defer all or a portion of the monthly payments until demand for such payment is made by the holders. For deferred amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid.

The Company issued 1,132,859 shares of common stock for the May monthly payment on the Unsecured Convertible Promissory Notes. Also, the note holders have elected to defer the payment of $95,272 of the May monthly payment amounts. If the note holders were to demand payment of this amount the Company would be obligated to issue approximately 578,500 additional shares of common stock.

The Company granted 3,485,000 stock options on May 21, 2008 to employees, executives, board members and consultants. The options have an exercise price of $0.22 per option. The options vest over various schedules beginning immediately through a maximum of two years. The options have a life of ten years. The options were granted pursuant to the 2007 Stock Option Plan.

The Company entered into a modification to the Elle Venture agreement with XState Resources, Inc. The modification was completed in order to transfer five additional breccia pipe targets to the Elle Venture.

NOTE 15 – Going concern

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Liberty Star Uranium & Metals Corp. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

Liberty Star Uranium & Metals Corp. (the “Company” or “We”) is in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) is our wholly owned subsidiary and is a drilling contractor. We are an exploration stage company, as we have not generated revenues from operations. The Company’s significant projects are:

North Pipes Super Project (“NPSP”): Located in Northern Arizona on the Arizona Strip, we plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium. We have approximately 300 potential breccia pipe targets. We have not identified any ore reserves to date.

Big Chunk Super Project (“Big Chunk”): Located in the Iliamna region of Southwestern Alaska, we plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc. We have not identified any ore reserves to date.

Bonanza Hills Project (“Bonanza Hills”): Located in the Iliamna region of Southwestern Alaska, we plan to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver. We have not identified any ore reserves to date.

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

Material Changes in Financial Condition from January 31, 2008 to April 30, 2008

We had cash and cash equivalents in the amount of $476,440 as of April 30, 2008 compared to $1,265,187 as of January 31, 2008. We had negative working capital of $(1,156,089) as of April 30, 2008 compared to $(505,662) as of January 31, 2008. The reduction in our cash and working capital balances resulted from operating expenses incurred, repayments on the Unsecured Convertible Promissory Notes, and no cash inflows from financing activities. During the three months ended April 30, 2008 we paid approximately $400,000 cash and issued 2,621,725 shares of our common stock to the holders of the Unsecured Convertible Promissory Notes for the monthly payment of principal and accrued interest. We paid approximately $400,000 in operating expenses during the three months ended April 30, 2008.

We will require additional funds to implement our exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. The Unsecured Convertible Promissory Notes entered into in May 2007 contained restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the Unsecured Convertible Promissory Notes. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities.

Material Changes in Results of Operations from April 30, 2008 to April 30, 2007

We had a net loss of $(1,006,860) for the three months ended April 30, 2008 compared to a net loss of $(959,984) for the three months ended April 30, 2007. The change in net loss was largely due to two factors

1)

Interest expense increased approximately $511,000 from the sale of the Unsecured Convertible Promissory Notes which bear interest at 8% and have discounts for beneficial conversion feature and detachable stock purchase warrants that are being amortized to interest expense. The Unsecured Convertible Promissory Notes were not issued until May 2007 and therefore, no interest costs for these items are included in the April 30, 2007 statement of operations.

2)

A reduction of geological and geophysical costs of approximately $480,000. Exploratory drilling was being performed during both of these fiscal quarters, however, most of the drilling performed in the first quarter of 2008 was performed on the Elle Venture claims, our joint ventured claims with XState Resources, Inc. in which we own 50% interest, and paid from funds provided by our joint venture partner. The first quarter of 2007 drilling was performed on the Company’s 100% owned breccia pipe targets and therefore, paid by the Company. From time to time the Company may use it’s staff and other resources to perform services as the Subcontractor of the Elle Venture. When this occurs the Elle Venture reimburses the Company for these costs. The performance of subcontractor services for the Elle Venture can vary greatly from one period to the next and is not necessarily representative of the Company’s ongoing business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer, Mr. James Briscoe and principal financial officer, Mr. Jon Young. Based on this evaluation, Mr. Briscoe and Mr. Young have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer, Mr. Jon Young, and principal executive officer, Mr. James Briscoe conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer and principal executive officer used the criteria set forth in the framework in “Internal Control –Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of April 30, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management’s report in this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors.

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

We had cash in the amount of $476,440 and negative working capital of $(1,156,089) as of April 30, 2008. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the senior unsecured two year convertible promissory notes (“Unsecured Convertible Promissory Notes”), further described in the notes to the condensed consolidated financial statements included in this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2008 is $(33,125,334). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. As of April 30, 2008, there were 45,983,130 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the Unsecured Convertible Promissory Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the Unsecured Convertible Promissory Notes for a total of $3,160,516 plus 8% interest per year, may be converted into shares of our common stock at a price that is the lesser $0.00 to $0.50 per share. The Unsecured Convertible Promissory Notes mature on May 11, 2009. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the Unsecured Convertible Promissory Notes on May 11, 2007 may be exercised at $0.50 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the Unsecured Convertible Promissory Notes as a broker fee on May 11, 2007 may be exercised at $0.50 per share until they expire on May 11, 2012. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On May 11, 2007 the Company also issued 338,461 whole share purchase warrants to Hunter Wise Securities as a broker fee for the sale of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.50 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share.

On May 11, 2007 the Company also issued 6,769,228 whole share purchase warrants to the holders of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.50 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share.

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

The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes begins in February 2008 with sixteen monthly principal payments of $259,375 plus accrued unpaid interest. Under the original terms of the note, holders of the Unsecured Convertible Promissory Notes could elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.65 per share. The Company may elect to make repayments of the Unsecured Convertible Promissory Notes in cash or by the issuance of common stock of the Company. The conversion price for the monthly payments will be the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceeding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company.

In February 2008, the Company entered into the first modification agreement with the holders of the Unsecured Convertible Promissory Notes. The modification agreement is effective from February 2008 through April 2008. The fixed conversion price was reduced from $0.65 to $0.50. The calculation of the maximum allowable shares to be issued for the February, March and April monthly payments was increased to 200% of the aggregate daily trading volume for the 15 trading days preceding the Repayment Date multiplied by the VWAP for the 7 trading days preceding the repayment date. If the monthly payment amount cannot be paid in full with the maximum allowable shares then an excess amount results. The note holders may elect to receive cash, additional stock, or defer the excess amount. For deferred excess amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid. The Company issued 30,000 shares of common stock on April 8, 2008 to holders of the Unsecured Convertible Promissory Notes as consideration for entering into the modification of the Unsecured Convertible Promissory Notes in February 2008. The Company recorded debt conversion expense of $9,000 related to this modification agreement.

In May 2008, the Company entered into a second modification agreement with the holders of the Unsecured Convertible Promissory Notes. The exercise price of the detachable stock purchase warrants issued in connection with the Unsecured Convertible Promissory Notes was reduced from $0.75 per share to $0.50 per share. The second modification agreement changes the payment of the monthly amount in cash or common stock for May 2008 through June 2008. The revised formula allows payment in cash or common stock at a conversion price of the lesser of $0.50 per share or 75% of the volume weighted average price (“VWAP”) for the ten trading days preceding the Repayment Date. The volume trading restrictions used to calculate the maximum allowable shares to be issued was removed for the May and June monthly payments. The note holders may elect to defer all or a portion of the monthly payments until demand for such payment is made by the holders. For deferred amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid.

The Company issued 3,754,584 shares of common stock for the February 2008 through May 2008 monthly payments on the Unsecured Convertible Promissory Notes. Also, the note holders have elected to defer the payment of $143,287 of the monthly payment amounts. If the note holders were to demand payment of this amount the Company would be obligated to issue approximately 789,784 additional shares of common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws*
3.3	Certificate of Change to Authorized Capital(2)
3.4	Articles of Merger(2)
10.10	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(3)
10.11	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(3)
10.12	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(3)
10.13	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (4)
10.14	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (5)
10.15	Form of Securities Purchase Agreement for May 11, 2007 Senior Unsecured Convertible Promissory Notes (6)
10.16	Form of Convertible Promissory Note for May 11, 2007 Senior Unsecured Convertible Promissory Notes (6)
10.17	Form of Common Stock Purchase Warrant for May 11, 2007 Senior Unsecured Convertible Promissory Notes (6)
10.18	List of Subscribers for May 11, 2007 Senior Unsecured Convertible Promissory Notes (6)
10.19	Form of First Modification and Amendment Agreement to the Senior Unsecured Convertible Promissory Notes on February 11, 2008 (7)
10.20	Form of Second Modification and Amendment Agreement to the Senior Unsecured Convertible Promissory Notes on May 11, 2008 (8)
14.1	Code of Ethics(2)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

Exhibit Number	Description of Exhibit
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jon Young
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jon Young

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(3)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 22, 2008.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 23, 2008.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By: /s/ James Briscoe

James Briscoe, President, Chairman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 12, 2008

By: /s/ Jon Young

Jon Young, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 12, 2008