Form 10-Q
period 2008-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2008-09-12
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
61,575,549 common shares issued and outstanding as of September 10, 2008.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2008	January 31, 2008
	(Unaudited)	(Audited)
Current:
Cash and cash equivalents	$385,392	$1,265,187
Prepaid expenses and supplies	220,583	183,525
Due from related parties	2,830	277,665
Deposits	6,171	6,707
Other current assets	15,536	-
Total current assets	630,512	1,733,084

Property and equipment, net	1,038,542	1,107,275
Certificates of deposit	265,515	260,906
Deposits	-	10,000
Investment in Elle Venture	-	-
Deferred financing charges, net	171,683	279,656

Total assets	$2,106,252	$3,390,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$113,949	$107,866
Current portion of capital lease obligation	-	2,760
Current portion of convertible promissory notes, net of discounts	1,849,749	1,605,022
Accounts payable and accrued liabilities	62,668	283,574
Accrued wages to related party	27,500	-
Accrued interest	11,370	239,524
Total current liabilities	2,065,236	2,238,746

Long-term debt, net of current portion	278,265	337,836
Convertible promissory notes, net of current portion and discounts	-	597,819

Total liabilities	2,343,501	3,174,401

Stockholders’ equity (deficit)
Common stock - $.001 par value; 200,000,000 shares authorized;
49,667,674 and 43,331,405 issued and outstanding	49,668	43,331
Additional paid-in capital	22,732,132	21,091,663
Deficit accumulated during the exploration stage	(23,019,049)	(20,918,474)
Total stockholders’ equity (deficit)	(237,249)	216,520

Total liabilities and stockholders’ equity (deficit)	$2,106,252	$3,390,921

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

										Cumulative from
										date of inception
		For the three		For the three		For the six		For the six		(August 20, 2001)
		months ended		months ended		months ended		months ended		to
		July 31, 2008		July 31, 2007		July 31, 2008		July 31, 2007		July 31, 2008
Revenues		$-		$-		$-		$-		$-

Expenses:
Geological and geophysical
costs		319,822		335,576		447,023		949,071		10,341,100
Salaries and benefits		270,101		126,491		405,702		260,526		1,845,994
Accounting and auditing		39,920		38,802		92,844		92,278		780,515
Public relations		40,323		89,985		75,936		100,369		666,049
Depreciation		71,336		30,042		143,433		57,266		394,712
Legal		29,609		40,680		46,751		81,567		513,982
Professional services		-		-		-		-		143,992
General and administrative		65,526		87,371		114,749		170,715		1,305,308
Travel		2,430		7,351		2,430		7,751		137,354
Impairment loss		-		-		-		-		15,907,500
Net operating expenses		839,067		756,298		1,328,868		1,719,543		32,036,506

Loss from operations		(839,067)		(756,298)		(1,328,868)		(1,719,543)		(32,036,506)

Other income (expense):
Interest income		2,893		38,249		8,495		43,875		190,200
Interest expense		(499,067)		(460,862)		(1,012,728)		(463,227)		(2,712,734)
Debt conversion expense		(58,474)		-		(67,474)		-		(67,474)
Loss on sale of assets		-		-		-		-		(406)
Other income		-		-		-		-		100,000
Income from Elle Venture		300,000		-		300,000		-		300,000
Foreign exchange gain		-		-		-		-		505
Gain on settlement of debt
to related party		-		-		-		-		7,366
Total other income (expense)		(254,648)		(422,613)		(771,707)		(419,352)		(2,182,543)

Loss before income taxes		(1,093,715)		(1,178,911)		(2,100,575)		(2,138,895)		(34,219,049)

Income tax expense		-		-		-		-		-

Net loss	$	(1,093,715)	$	(1,178,911)	$	(2,100,575)	$	(2,138,895)	$	(34,219,049)

Basic and diluted net loss per
share of common stock	$	(0.02)	$	(0.03)	$	(0.05)	$	(0.05)	$	(1.04)

Basic and diluted weighted
average number of shares
of common stock
outstanding		47,898,682		42,868,781		46,262,936		42,382,349		32,767,219

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit		Total
					accumulated during		stockholders’
	Common stock		Additional paid-in		the exploration		equity
	Shares	Amount	capital		stage		(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-		$-
Common stock issued for cash	20,000,000	20,000	80,000		-		100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-		(132,602)		(132,602)
Balance, January 31, 2004	20,000,000	20,000	80,000		(132,602)		(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500		-		15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000		-		1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400		-		2,000,000
Options issued for services	-	-	94,350		-		94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)		11,200,000		-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)		(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250		(7,324,626)		594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845		-		5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)		-		-
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)		(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093		(11,952,591)		1,019,491
Issuance of common stock private placement	256,637	256	289,744		-		290,000
Issuance of common stock private placement	8,850	9	9,991		-		10,000
Issuance of common stock	3,696,895	3,697	2,242,298				2,245,995
Issuance of common stock for services	150,000	150	92,850				93,000
Expenses of common stock issuance	-	-	(320,000)		-		(320,000)
Options granted to consultants	-	-	610,560		-		610,560
Options granted to employees	-	-	221,783		-		221,783
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)		(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319		(15,220,539)		902,881
Issuance of common stock	1,718,799	1,719	1,072,698		-		1,074,417
Issuance of common stock for services	112,000	112	54,428		-		54,540
Issuance of common stock for conversion of promissory note	399,537	399	259,300		-		259,699
Options granted to employees and consultants	-	-	358,646		-		358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-		1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-		1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)		(5,697,935)
Balance, January 31, 2008	43,331,405	43,331	21,091,663		(20,918,474)		216,520
Issuance of common stock for conversion of promissory note	6,306,269	6,307	1,054,573		-		1,060,880
Issuance of common stock for inducement to convert
promissory note	30,000	30	8,970		-		9,000
Reduction of conversion price for inducement to convert
promissory note	-	-	58,474		-		58,474
Stock based compensation	-	-	518,452		-		518,452
Net loss for the six month period ended July 31, 2008	-	-	-		(2,100,575)		(2,100,575)
Balance, July 31, 2008	49,667,674	$49,668	$22,732,132	$	(23,019,049)	$	(237,249)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

						Cumulative from
						date of inception
		For the six months		For the six months		(August 20, 2001)
		ended		ended		to
		July 31, 2008		July 31, 2007		July 31, 2008
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(2,100,575)	$	(2,138,895)	$	(34,219,049)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		143,433		57,266		395,723
Amortization of deferred financing charges		107,973		47,651		286,846
Amortization of discount on convertible promissory notes		753,740		332,977		2,003,161
Mineral claim costs		-		-		343,085
Impairment loss		-		-		15,907,500
Loss (gain) on sale of fixed asset		-		-		406
Share based compensation		518,452		151,069		1,709,441
Share based payments		307,749		28,500		464,988
Changes in assets and liabilities:
Prepaid expenses and supplies		(37,058)		(9,895)		(132,733)
Other current assets		(15,536)		6,230		(23,411)
Deposits		10,536		(9,500)		(6,171)
Certificates of deposit		-		(3,000)		(56,109)
Accounts payable and accrued expenses		(220,906)		86,640		56,653
Accrued wages related party		27,500		-		27,500
Accrued interest		(228,154)		78,115		11,370
Net cash used in operating activities		(732,846)		(1,372,842)		(13,230,800)

Cash flows from investing activities:
Proceeds from the sale of fixed asset		-		-		8,005
Purchase of certificate of deposit		(4,609)		-		(209,406)
Purchase of equipment		(74,700)		(166,925)		(1,098,950)
Net cash used in investing activities		(79,309)		(166,925)		(1,300,351)

Cash flows from financing activities:
Principal activity on long-term debt		(53,488)		(6,074)		(104,339)
Principal activity on capital lease obligation		(2,760)		(13,259)		(39,298)
Principal activity on convertible promissory notes		(286,227)		-		(286,227)
Net (advances) repayments from related parties		274,835		(14,345)		(2,830)
Proceeds from the issuance of common stock, net of expenses		-		1,074,417		11,140,074
Proceeds from the sale of convertible promissory notes		-		4,010,238		4,010,238
Proceeds from long-term debt		-		-		198,925
Net cash provided by (used in) financing activities		(67,640)		5,050,977		14,916,543

Net increase (decrease) in cash and cash equivalents for period		(879,795)		3,511,210		385,392

Cash and cash equivalents, beginning of period		1,265,187		676,309		-

Cash and cash equivalents, end of period		$385,392		$4,187,519		$385,392

Interest paid during the period		$129,303		$2,119		$161,562

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

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-KSB for the year ended January 31, 2008 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2008 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six month periods ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At July 31, 2008 and January 31, 2008, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $343,000 and $1,202,000, respectively.

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
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method over the life of the related debt instrument and is included in interest expense. At July 31, 2008 and January 31, 2008 the Company has capitalized deferred finance charges of $432,538 and accumulated amortization of debt issuance costs was $260,855 and $152,882, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At July 31, 2008 and January 31, 2008 the Company has recorded discounts on convertible promissory notes of $3,014,956 and accumulated amortization of discounts on convertible promissory notes was $1,821,536 and $1,067,797, respectively.

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

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at July 31, 2008 and January 31, 2008.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split which resulted in 20,000,000 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At July 31, 2008 and January 31, 2008, there were 15,751,297 and 12,345,047, respectively, potentially dilutive instruments outstanding. Additionally at July 31, 2008 and January 31, 2008 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 53,307,836 and 9,754,498 shares, respectively required to convert the notes. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe that the adoption of SFAS No. 162 will have a material effect on its results of operations or financial position.

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

NOTE 4 – Mineral claims

At July 31, 2008 the Company held a 100% interest in 1,757 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At July 31, 2008 the Company held a 50% interest in 37 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona. These claims are owned through the Elle Venture, a general partnership in which the Company is a 50% partner.

At July 31, 2008 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The Company also held an option to explore 2 private patented parcels of land in the Beatty Area of Nevada. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At July 31, 2008 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). At July 31, 2008 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge; titles to all properties are in good standing as of July 31, 2008.

NOTE 5 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with XState Resources Limited (“XState”) that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area. The Elle Venture commenced on December 15, 2006 when XState deposited $2,900,000 (“sole funding amount”) into the joint venture bank account. XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. On July 31, 2008 the Company entered into an agreement to amend the joint venture agreement and terminate the subcontracting agreement. The Company received a $300,000 liquidating distribution in relation to the termination of the agreement. The Elle Venture mineral claims will continue to be owned 50% each by the Company and XState and the Company may be obligated to contribute funds if exploration activities were to resume on those claims.

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

In October 2006, the Company entered into a Subcontracting Agreement with XState to perform the duties as the Manager of the Elle Venture including maintaining the joint venture bank account, paying joint venture expenses, and performing the duties necessary to execute the approved work program for the joint venture claims. During the six months ended July 31, 2008 and 2007, the Company incurred $599,566 and $251,124, respectively as compensation from the Elle Venture pursuant to the subcontracting agreement which is reported as a reduction of our geological and geophysical exploration costs.

Summary financial information of Elle Venture at:

	July 31, 2008	January 31, 2008
Current assets	$870,634	$2,054,884
Other assets	105,091	102,858
Total assets	$975,725	$2,157,742
Current liabilities	$2,830	$277,665
Total liabilities	2,830	277,665
Partners’ capital	972,895	1,880,077
Total liabilities and partners’ capital	$975,725	$2,157,742
Net loss from inception (December 15, 2006) to the period ended	$(1,627,105)	$(1,019,923)

NOTE 6 – Property and equipment

The balances of our major classes of depreciable assets are:

	July 31, 2008	January 31, 2008
Geology equipment	$418,802	$418,802
Drilling equipment	538,400	463,700
Vehicles and transportation equipment	355,950	355,950
Office furniture and equipment	93,375	93,375
Leasehold improvements	24,302	24,302
	1,430,829	1,356,129
Less accumulated depreciation and amortization	(392,287)	(248,854)

	$1,038,542	$1,107,275

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes” or “May Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes began in February 2008 and will consist of sixteen monthly principal payments of $259,375 plus accrued unpaid interest.

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

On May 11, 2008, the Company entered into the second modification agreement with the holders of the Unsecured Convertible Promissory Notes. The exercise price of the detachable stock purchase warrants issued in connection with the Unsecured Convertible Promissory Notes was reduced from $0.75 per share to $0.50 per share. The second modification agreement changes the payment of the monthly amount in cash or common stock for May 2008 through June 2008. The revised formula allows payment in cash or common stock at a conversion price of the lesser of $0.50 per share or 75% of the volume weighted average price (“VWAP”) for the ten trading days preceding the Repayment Date. The volume trading restrictions used to calculate the maximum allowable shares to be issued was removed for the May and June monthly payments. The note holders may elect to defer all or a portion of the monthly payments until demand for such payment is made by the holders. For deferred amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid. On July 29, 2008, the Company entered into the third modification agreement with the holders of the Unsecured Convertible Promissory Notes. The third modification agreement extended the terms of the second modification agreement through the July 2008 monthly payment. During the six months ended July 31, 2008 the Company recorded debt conversion expense of $58,474 related to the additional 10% discount on the conversion price provided to the note holders as an inducement to convert the note into shares of common stock.

The Company was required to file and have declared effective a registration statement with the SEC within 140 days of the sale of the Unsecured Convertible Promissory Notes. The Company filed the registration statement and it was declared effective on September 28, 2007. The registration statement has not been amended to reflect the three modifications to the Unsecured Convertible Promissory Notes. The Company is required to maintain the effectiveness of the registration statement for up to two years, or until all shares have been traded by the holders of the Unsecured Convertible Promissory Notes. The proceeds of the private placement have been and will be used for working capital, exploration of mineral properties and/or acquiring additional mineral properties.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes - continued

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the Unsecured Convertible Promissory Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees and due diligence fee. The deferred financing costs also consist of 338,461 of common stock purchase warrants issued as a broker fee to Hunter Wise Securities. The warrants have an exercise price of $0.50 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The warrants were assigned a value of $67,692 estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The Company reported $107,866 and $47,651 of interest expense for the amortization of deferred financing costs during the six months ended July 31, 2008 and 2007, respectively.

The holders of the Unsecured Convertible Promissory Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.50 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. In the event that a delay in delivery of exercised shares occurs, as defined in the subscription agreement, the Company agrees to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company fails to deliver the exercised shares within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company shall pay in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeds the aggregate purchase price of the shares issuable together with interest at 15% per annum.

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

The Company reported $753,740 and $332,977 of interest expense relating to the beneficial conversion feature and the warrants discount during the six months ended July 31, 2008 and 2007, respectively.

During the year ended January 31, 2008 one note holder converted $250,000 of the principal balance of their Unsecured Convertible Promissory Note and $9,699 of unpaid accrued interest at a conversion price of $0.65 per share pursuant to the original terms of the notes. The Company issued 399,537 shares of common stock related to these conversions. The debt converted was allocated $25,991 of deferred finance charges and $181,624 of discounts, and the unamortized portion of $157,269 was recorded as interest expense.

During the six months ended July 31, 2008 the Company issued 6,306,269 shares of common stock and $407,349 of cash for the monthly payments on the Unsecured Convertible Promissory Notes. At July 31, 2008 the note holders have a balance of $449,419 of monthly payment amounts that have been deferred.

The principal balance of the Unsecured Convertible Promissory Notes outstanding was $2,593,750 and $4,150,000 at July 31, 2008 and January 31, 2008, respectively. If settlement of the Unsecured Convertible Promissory Notes occurred on July 31, 2008 the Company would have been obligated to pay $2,593,750 principal payments, $11,370 accrued interest, and $449,419 deferred amount for a total of $3,054,539 in cash. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2008 would have been $0.0573 per share for a total of 53,307,836 shares required to convert the notes.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes - continued

The following is a summary of the principal maturities of Unsecured Convertible Promissory Notes:

For the twelve months ended July 31, 2009	2,593,750
Plus deferred amounts due on demand	449,419
Less discounts for warrants and beneficial conversion feature	(1,193,420)

Current portion of convertible promissory notes	$1,849,749

NOTE 8 – Common stock

As of July 31, 2008, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.32 years and a weighted average exercise price of $0.735 per whole warrant for one common share.

Whole share purchase warrants outstanding at July 31, 2008 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2007	1,944,342	$1.50

Issued	7,107,689	0.75
Forfeited or expired	(984)	1.50

Outstanding, January 31, 2008	9,051,047	$0.91

Issued	-	-

Outstanding, July 31, 2008	9,051,047	$0.735
Exercisable, July 31, 2008	9,051,047	$0.735

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

During the year ended January 31, 2008, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to a Standby Equity Distribution Agreement (“SEDA”) in exchange for proceeds of $1,074,417, net of fees of $56,500. Cornell Capital Partners paid us 96%, or a 4% discount, of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following each request for an advance. Shares of common stock issued pursuant to the SEDA are reported as permanent equity pursuant to SFAS No. 150 at the discounted price paid for the shares by Cornell Capital Partner, LP. Expenses of shares issued pursuant to the SEDA are reported as a reduction of additional paid-in capital. In May 2007,

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued ed

NOTE 8 – Common stock - continued

pursuant to the Unsecured Convertible Promissory Notes subscription agreement, the Company agreed that it would not exercise its rights under the SEDA without written consent from the Unsecured Convertible Promissory Note Holders. The Company has not issued any shares to Cornell Capital Partners after April 2007 and the SEDA expired in March 2008.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 9 – Share-based compensation

The Company granted 425,000 non-qualified stock options to non-employee consultants and 3,050,000 incentive stock options to employees, officers and directors on May 21, 2008. The options have an exercise price of $0.22 per option. On June 26, 2008 the board eliminated the vesting period so the options would be fully vested effective on that date. The options have a life of ten years. The options were granted pursuant to the 2007 Stock Option Plan. The fair value of the stock option grant was determined using the Black-Scholes valuation model.

The Company used the following assumptions to estimate the fair value of the stock option grant at $0.10 per option:

		Expected dividend
Grant date	Expected volatility	yield	Expected term	Risk-free interest rate
May 21, 2008	90%	0%	5 years	3.09%

Share-based compensation expense is reported in our statement of operations as follows:

	Three months	Three months	Six months	Six months	From inception
	ended	ended July 31,	ended	ended July 31,	(August 20, 2001) to
	July 31, 2008	2007	July 31, 2008	2007	July 31, 2008
Geological and
geophysical costs	$207,500	$51,621	$255,739	51,621	$1,115,511
Salaries and benefits	185,450	44,720	226,463	99,448	637,134
Public relations	28,125	-	36,250	-	51,146

	$421,075	96,341	$518,452	151,069	$1,803,791

NOTE 10 – Related party transactions

The Company entered into the following transactions with related parties during the period ended July 31, 2008: Paid or accrued $2,796 in rent. We rented an office from an officer on a month-to-month basis for $459 per month. Accrued $27,500 of unpaid wages to Jim Briscoe our President and CEO.

The Company has a receivable balance due from Elle Venture, a general partnership in which the Company is a 50% partner, for subcontracting costs incurred by the Company. The receivable is unsecured, non-interest bearing and due on demand. Balance at July 31, 2008 and January 31, 2008 is $2,830 and $277,665, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 10 – Related party transactions - continued

The Company entered into an option agreement in April 2008 with JABA US Inc, an Arizona Corporation in which two directors of the Company are owners of JABA US Inc. The option agreement grants the Company the exclusive right and option to acquire a 100% undivided interest in 26 Federal lode mining claims in the East Silver Bell area northwest of Tucson, AZ, 33 Federal lode mining claims in the Walnut Creek area near Tombstone, AZ, and 2 private parcels in the Beatty area of Nevada. In the event that there is a commencement of commercial production a royalty ranging from 2% to 10% of net smelter returns will be payable to JABA US Inc. The Company is required to maintain the claims in good standing and pay the annual rentals of up to $8,000 during the option period which ends no later than January 1, 2011. The Company agrees to make $175,000 in exploration expenditures on or before dates to be determined by the Company, but no later than January 1, 2011. No exploration expenditures have been paid or incurred during the six months ended July 31, 2008 and 2007. During the six months ended July 31, 2008 annual rentals of $7,375 were paid to extend the life of the 33 Federal lode mining claims through September 2009.

NOTE 11 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims for 2008 will be approximately $298,600. At July 31, 2008 the Company has labor carry-forwards of prior assessment work available to offset some of the 2008 assessment year liability and estimates that approximately $28,000 of assessment work will need to be performed in 2008 in order to maintain the current claims in good standing.

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals, and initial filing fees for new claims, for the period from September 1, 2007 through September 1, 2008 have been paid in the amount of $230,425. During the six months ended July 31, 2008 the Company paid $44,500 of rental fees to renew 356 claims for the period from September 1, 2008 to September 1, 2009. The estimated rentals due for the period from September 1, 2008 to September 1, 2009 due by the first day of the rental period are $175,125.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 12 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the six month period ended July 31, 2008 were as follows:

Issued 30,000 shares of common stock valued as $9,000 of debt conversion expense to investors who participated in the first modification agreement to the Unsecured Convertible Promissory Notes.

Issued 6,306,269 shares of common stock as repayment of $820,605 principal portion and $240,275 interest portion of the monthly payments on the Unsecured Convertible Promissory Notes.

Recorded $58,474 of debt conversion expense for additional discount to original conversion price extended to the holders of the Unsecured Convertible Promissory Notes as an inducement to convert.

Stock option compensation recorded at $518,452 for options issued to employees and consultants.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 15 – Subsequent events

The Company issued 10,881,688 shares of common stock for the August monthly payment and conversion of deferred amounts on the Unsecured Convertible Promissory Notes.

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August Notes”) for gross proceeds of $414,184.29 to the holders of the Senior Unsecured Convertible Promissory Notes issued in May 2007 (“May Notes”) in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The August Notes bear interest at 12%. Repayment of the August Notes begins in February 2009 with seven monthly principal payments of $59,146 plus accrued unpaid interest. The entire balance of the August Notes and May Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the monthly payment date. Stock payment cannot be made if the holders of the August Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. The Company may use the proceeds for lease payments, offering expenses and other designated purposes.

On August 27, 2008 the Company entered into a modification agreement with the holders of the May 2007 Senior Unsecured Convertible Promissory Notes (“May Notes”). The modification agreement increased the interest rate on the May Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May Notes to $0.05 per share. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company may elect to make repayments of the May Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the monthly payment date.

The Company granted a security interest to the holders of the August Notes as well as the holders of the May Notes to all now owned and hereafter acquired right, title and interest of the Company in, to and in respect of all: Accounts, interests in goods represented by Accounts, returned, reclaimed or repossessed goods with respect thereto and rights as an unpaid vendor; contract rights; Chattel Paper; investment property; General Intangibles, Documents, Instruments, letters of credit, bankers’ acceptances or guaranties, cash moneys, deposits; securities, bank accounts, deposit accounts, credits and other property now or hereafter owned or held in any capacity by the Company, as well as agreements or property securing or relating to any of the items referred to above.

In August 2008, the Company subscribed to purchase 527,500 shares of the common stock in Mayo Gold Explorations, Ltd for $26,375. The common stock certificate is not issued yet.

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

On September 11, 2008, we announced that we and XState Resources have agreed that XState will maintain a 50% interest in three uranium exploration targets at North Pipes. The three areas can be chosen from all the targets over which exploration has been conducted by the joint venture in the last 18 months.

Both parties agree to enter into a formal 50/50 contributing joint venture in relation to the three targets chosen by XState. The previous "earn-in" agreement is terminated. The Company retains former JV funds to complete minor rehabilitation on exploration sites and conclude administrative tasks.

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

Material Changes in Financial Condition from January 31, 2008 to July 31, 2008

We had cash and cash equivalents in the amount of $385,392 as of July 31, 2008 compared to $1,265,187 as of January 31, 2008. We had negative working capital of $(1,434,724) as of July 31, 2008 compared to $(505,662) as of January 31, 2008. The reduction in our cash and working capital balances resulted from operating expenses incurred, repayments on the Unsecured Convertible Promissory Notes, and no cash inflows from financing activities. During the six months ended July 31, 2008 we paid approximately $400,000 cash and issued 6,306,269 shares of our common stock to the holders of the Unsecured Convertible Promissory Notes for the monthly payment of principal and accrued interest. During the six months ended July 31, 2008 we paid approximately $733,000 in operating expenses, purchased equipment costing approximately $75,000 and make approximately $56,000 in debt service payments on debt obtained to purchase equipment in prior years.

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

Material Changes in Results of Operations from July 31, 2008 to July 31, 2007

We had a net loss of $(2,100,575) for the six months ended July 31, 2008 compared to a net loss of $(2,138,895) for the six months ended July 31, 2007 resulting in a decrease in net loss of $38,320. Our results of operations can vary greatly from period to period depending on the type and location of exploration activities being performed. The decrease in net loss was largely due to these factors:

1)	A decrease in net loss from operations of $390,675 is largely due to three factors:

a.

Reduction of geological and geophysical exploration costs. Our ability to perform exploration activities during the six months ended July 31, 2008 was limited due to the lack of cash available, while last year we had the cash resources available to perform exploratory drilling at our North Pipes project. Also during the second quarter of 2007 a one- time geochemical sampling campaign was performed at the North Pipes project, no such project occurred in 2008. We spent approximately $675,000 less on exploration activities this year.

b.

In May 2008 we granted stock options to employees and consultants and in June 2008 we granted full vesting of those options, as a result we recorded $347,500 in shares based compensation expense. This additional expense was not incurred last year because the granting of stock options is not performed on a routine basis and option grants do not typically vest so quickly.

	c.	The remaining reduction in net loss from operations is due to a reduction in staff size and reduction in overall spending that began in 2008.

2)	An increase in other expenses of $352,355 is mostly due to three factors:

a.

The Unsecured Convertible Promissory Notes bear interest at 8% and have discounts for beneficial conversion feature and detachable stock purchase warrants that are being amortized to interest expense. The Unsecured Convertible Promissory Notes were not issued until May 2007 and therefore, only 2.5 months of interest costs for these items were recognized in the July 31, 2007 statement of operations as opposed to 6 months of interest and amortization recognized in the July 31, 2008 statement of operations. We also incurred expenses to modify the Unsecured Convertible Promissory Notes to induce the holders to convert their notes to shares of our common stock as repayment of the note in cash represented a financial strain. The inducements were effected by offering reductions in the conversion price and issuing additional shares of common stock. Both of these items represent approximately $615,000 increase in other expenses.

	b.	Interest income was $35,000 less than last year due to the reduction in cash balance that could earn interest this year.

c.

We earned $300,000 during the six months ended July 31, 2008 as income from the Elle Venture for agreeing to enter into another modification to the joint venture agreement and canceling the subcontracting agreement. This is a not a recurring transaction, has not been earned in the past, and is not expected to be earned again in the future.

Critical Accounting Policies

The condensed consolidated financial statements of Liberty Star Uranium & Metals Corp. (formerly Liberty Star Gold Corp.) have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 3 to the condensed consolidated financial statements included in Item 1 in this Form 10-Q. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2008. Our total stockholders’ equity at July 31, 2008 was $(237,249). All exploration costs are expensed as incurred.

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

Mineral claims

The Company accounts for costs incurred to acquire, maintain and explore mineral properties as charged to expense in the period incurred until the time that a proven mineral resource is established at which point development of the mineral property would be capitalized. Currently, the company does not have any proven mineral resources on any of its mineral properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting, other than the change discussed below, or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2008 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the resignation of our CFO, Mr. Jon Young effective July 31, 2008. The CFO duties have been taken on by our CEO, Mr. Jim Briscoe on a temporary basis.

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

We had cash in the amount of $385,392 and negative working capital of $(1,434,724) as of July 31, 2008. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the senior unsecured two year convertible promissory notes (“Unsecured Convertible Promissory Notes”), further described in the notes to the condensed consolidated financial statements included in this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2008 is $(34,219,049). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Inability of our Secretary to devote sufficient time to the operation of the business may limit our Company's success.

Presently our Secretary allocates only a portion of his time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the Secretary may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Risks related to our common stock

Because we will likely issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. As of July 31, 2008, there were 49,667,674 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the Unsecured Convertible Promissory Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the Unsecured Convertible Promissory Notes for a total of $3,043,169 plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.05 per share or 80% of the average closing bid price for the five trading dates prior to the repayment date. The Unsecured Convertible Promissory Notes mature on May 11, 2009. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the Unsecured Convertible Promissory Notes on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the Unsecured Convertible Promissory Notes as a broker fee on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended January 31, 2008, we issued 1,718,799 shares to Cornell Capital Partners pursuant to the SEDA in exchange for proceeds of $1,074,417, net of fees of $56,500. The units were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On May 2, 2007 we issued 50,000 shares to Equititrend Advisors LLC for the performance of public and investor relations services as an independent contractor. The contract with Equititrend Advisors LLC was terminated on July 27, 2007. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

We issued 40,000 common shares to Friedland Investment Events LLC on August 27, 2007 pursuant to the public relations agreement the Company entered into in June 2007. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

We issued 12,000 shares of restricted stock on August 27, 2007 to LDV Corporation (“LDV”) to arrange and conduct a meeting with brokers and/or accredited investors to increase investor awareness of the Company. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

We issued 10,000 common shares to SCIA National Small Cap Syndicate’s designated agent Cherry Kau on August 27, 2007 pursuant to the agreement with SCIA for attendance as a presenter at a capital conference hosted by SCIA. The shares were issued to an accredited investor pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

Unsecured Convertible Promissory Notes

On May 11, 2007, we issued senior unsecured convertible two year promissory notes (“Unsecured Convertible Promissory Notes” or “May Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238.

On May 11, 2007 we also issued 338,461 whole share purchase warrants to Hunter Wise Securities as a broker fee for the sale of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.50 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share.

On May 11, 2007 we also issued 6,769,228 whole share purchase warrants to the holders of the Unsecured Convertible Promissory Notes. The warrants have an exercise price of $0.50 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share.

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

The Unsecured Convertible Promissory Notes bear interest at 8%. Repayment of the Unsecured Convertible Promissory Notes begins in February 2008 with sixteen monthly principal payments of $259,375 plus accrued unpaid interest. Under the original terms of the note, holders of the Unsecured Convertible Promissory Notes could elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.65 per share. We may elect to make repayments of the Unsecured Convertible Promissory Notes in cash or by the issuance of common stock of the Company. The conversion price for the monthly payments will be the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 days preceeding the repayment date, but not less than $0.45 per share. Stock payment cannot be made if the amount of shares to be issued would exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the Unsecured Convertible Promissory Notes. Stock payment cannot be made if the holders of the Unsecured Convertible Promissory Notes own more than 4.99% of the then outstanding common stock of the Company.

In February 2008, we entered into the first modification agreement with the holders of the Unsecured Convertible Promissory Notes. The modification agreement is effective from February 2008 through April 2008. The fixed conversion price was reduced from $0.65 to $0.50. The calculation of the maximum allowable shares to be issued for the February, March and April monthly payments was increased to 200% of the aggregate daily trading volume for the 15 trading days preceding the Repayment Date multiplied by the VWAP for the 7 trading days preceding the repayment date. If the monthly payment amount cannot be paid in full with the maximum allowable shares then an excess amount results. The note holders may elect to receive cash, additional stock, or defer the excess amount. For deferred excess amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid. We issued 30,000 shares of common stock on April 8, 2008 to holders of the Unsecured Convertible Promissory Notes as consideration for entering into the modification of the Unsecured Convertible Promissory Notes in February 2008. We recorded debt conversion expense of $9,000 related to this modification agreement.

On May 11, 2008, we entered into the second modification agreement with the holders of the Unsecured Convertible Promissory Notes. The exercise price of the detachable stock purchase warrants issued in connection with the Unsecured Convertible Promissory Notes was reduced from $0.75 per share to $0.50 per share. The second modification agreement changes the payment of the monthly amount in cash or common stock for May 2008 through June 2008. The revised formula allows payment in cash or common stock at a conversion price of the lesser of $0.50 per share or 75% of the volume weighted average price (“VWAP”) for the ten trading days preceding the Repayment Date. The volume trading restrictions used to calculate the maximum allowable shares to be issued was removed for the May and June monthly payments. The note holders may elect to defer all or a portion of the monthly payments until demand for such payment is made by the holders. For deferred amounts, the conversion price shall be the lowest conversion price that could be calculated for any repayment date until such deferred amount is actually paid. On July 29, 2008, we entered into the third modification agreement with the holders of the Unsecured Convertible Promissory Notes. The third modification agreement extended the terms of the second modification agreement through the July 2008 monthly payment. During the six months ended July 31, 2008 we recorded debt conversion expense of $58,474 related to the additional 10% discount on the conversion price provided to the note holders as an inducement to convert the note into shares of common stock.

On August 28, 2008 we entered into a modification agreement with the holders of the May 2007 Senior Unsecured Convertible Promissory Notes (“May Notes”). The modification agreement increased the interest rate on the May Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May Notes to $0.05 per share. We were granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. We may elect to make repayments of the May Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the monthly payment date.

During the six months ended July 31, 2008 we issued 6,306,269 shares of common stock and $407,349 of cash for the monthly payments on the Unsecured Convertible Promissory Notes. At July 31, 2008 the note holders have a balance of $449,419 of monthly payment amounts that have been deferred.

We issued 10,881,688 shares of common stock for the August monthly payment and conversion of deferred amounts on the Unsecured Convertible Promissory Notes.

We were required to file and have declared effective a registration statement with the SEC within 140 days of the sale of the Unsecured Convertible Promissory Notes. We filed the registration statement and it was declared effective on September 28, 2007. The registration statement has not been amended to reflect the three modifications to the Unsecured Convertible Promissory Notes. We are required to maintain the effectiveness of the registration statement for up to two years, or until all shares have been traded by the holders of the Unsecured Convertible Promissory Notes.

August 28, 2008 Secured Convertible Promissory Notes:

On August 27, 2008 we issued Secured Convertible Promissory one year notes (“August Notes”) for gross proceeds of $414,184.29 to the holders of the Senior Unsecured Convertible Promissory Notes issued in May 2007 (“May Notes”) in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the

Securities Act of 1933. The August Notes bear interest at 12%. Repayment of the August Notes begins in February 2009 with seven monthly principal payments of $59,146 plus accrued unpaid interest. The entire balance of the August Notes and May Notes becomes due immediately upon our receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. We may elect to make repayments of the August Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the monthly payment date. Stock payment cannot be made if the holders of the August Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. We may use the proceeds for lease payments, offering expenses and other designated purposes.

We granted a security interest to the holders of the August Notes as well as the holders of the May Notes to all now owned and hereafter acquired right, title and interest of the Company in, to and in respect of all: Accounts, interests in goods represented by Accounts, returned, reclaimed or repossessed goods with respect thereto and rights as an unpaid vendor; contract rights; Chattel Paper; investment property; General Intangibles, Documents, Instruments, letters of credit, bankers’ acceptances or guaranties, cash moneys, deposits; securities, bank accounts, deposit accounts, credits and other property now or hereafter owned or held in any capacity by the Company, as well as agreements or property securing or relating to any of the items referred to above.

All proceeds received have been and will be used for exploration of our mineral properties and working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(4)
10.11	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(4)
10.12	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(4)

Exhibit Number	Description of Exhibit
10.13	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (5)
10.14	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (6)
10.15	Form of Securities Purchase Agreement for May 11, 2007 Senior Unsecured Convertible Promissory Notes (7)
10.16	Form of Convertible Promissory Note for May 11, 2007 Senior Unsecured Convertible Promissory Notes (7)
10.17	Form of Common Stock Purchase Warrant for May 11, 2007 Senior Unsecured Convertible Promissory Notes (7)
10.18	List of Subscribers for May 11, 2007 Senior Unsecured Convertible Promissory Notes (7)
10.19	Form of First Modification and Amendment Agreement to the Senior Unsecured Convertible Promissory Notes on February 11, 2008 (8)
10.20	Form of Second Modification and Amendment Agreement to the Senior Unsecured Convertible Promissory Notes on May 11, 2008 (9)
10.21	Form of Third Modification and Amendment Agreement to the Senior Unsecured Convertible Promissory Notes (10)
10.22	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.23	Form of Secured Convertible Promissory Notes dated August 28, 2008 (11)
10.24	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.25	Form of Third Modification and Amendment Agreement to the Senior Unsecured Convertible Promissory Notes (11)
14.1	Code of Ethics(3)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Repor on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(4)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 22, 2008.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 23, 2008.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 31, 2008.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By: /s/ James Briscoe

James Briscoe, President,
Chairman,
Chief Executive Officer,
Chief Financial Officer, and
Director
(Principal Executive Officer) and (Principal Financial Officer)

Date: September 12, 2008