Form 10-Q
period 2008-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2008-12-15
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 193,946,706 common shares issued and outstanding as of December 12, 2008.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2008	January 31, 2008
	(Unaudited)	(Audited)
Current:
Cash and cash equivalents	$279,995	$1,265,187
Prepaid expenses and supplies	206,936	183,525
Due from related parties	-	277,665
Deposits	5,671	6,707
Investment in Elle Venture	-	-
Total current assets	492,602	1,733,084

Property and equipment, net	967,756	1,107,275
Certificates of deposit	217,883	260,906
Deposits	-	10,000
Deferred financing charges, net	152,488	279,656
Other assets	50,000	-

Total assets	$1,880,729	$3,390,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$116,430	$107,866
Current portion of capital lease obligation	-	2,760
Current portion of convertible promissory notes, net of discounts	1,968,332	1,605,022
Accounts payable and accrued liabilities	169,762	283,574
Accrued wages to related party	47,500	-
Accrued interest	20,553	239,524
Total current liabilities	2,322,577	2,238,746

Long-term debt, net of current portion	248,613	337,836
Convertible promissory notes, net of current portion and discounts	-	597,819

Total liabilities	2,571,190	3,174,401

Stockholders’ equity (deficit)
Common stock - $.001 par value; 200,000,000 shares authorized;
139,391,084 and 43,331,405 issued and outstanding	139,391	43,331
Additional paid-in capital	23,452,388	21,091,663
Deficit accumulated during the exploration stage	(24,282,240)	(20,918,474)
Total stockholders’ equity (deficit)	(690,461)	216,520

Total liabilities and stockholders’ equity (deficit)	$1,880,729	$3,390,921

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

										Cumulative from
		For the three		For the three		For the nine		For the nine		date of inception
		months ended		months ended		months ended		months ended		(August 20, 2001)
		October 31,		October 31,		October 31,		October 31,		to
		2008		2007		2008		2007		October 31, 2008
Revenues		$-		$-		$-		$-		$-

Expenses:
Geological and geophysical
costs		483,227		870,606		930,250		1,819,677		10,824,327
Salaries and benefits		97,586		140,554		503,288		401,080		1,943,580
Accounting and auditing		31,966		47,787		124,810		140,065		812,481
Public relations		4,203		71,987		80,139		172,356		670,252
Depreciation		70,786		33,412		214,219		90,678		465,498
Legal		53,922		31,254		100,673		112,821		567,904
Professional services		-		-		-		-		143,992
General and administrative		64,367		88,174		179,116		258,889		1,369,675
Travel		-		11,735		2,430		19,486		137,354
Impairment loss		-		-		-		-		15,907,500
Net operating expenses		806,057		1,295,509		2,134,925		3,015,052		32,842,563

Loss from operations		(806,057)		(1,295,509)		(2,134,925)		(3,015,052)		(32,842,563)

Other income (expense):
Interest income		5,087		30,751		13,582		74,626		195,287
Interest expense		(517,000)		(575,603)		(1,529,728)		(1,038,830)		(3,229,734)
Debt conversion expense		(20,221)		-		(87,695)		-		(87,695)
Loss on sale of assets		-		-		-		-		(406)
Other income		75,000		-		75,000		-		175,000
Income from Elle Venture		-		-		300,000		-		300,000
Foreign exchange gain		-		-		-		-		505
Gain on settlement of debt
to related party		-		-		-		-		7,366
Total other income (expense)		(457,134)		(544,852)		(1,228,841)		(964,204)		(2,639,677)

Loss before income taxes		(1,263,191)		(1,840,361)		(3,363,766)		(3,979,256)		(35,482,240)

Income tax expense		-		-		-		-		-

Net loss	$	(1,263,191)	$	(1,840,361)	$	(3,363,766)	$	(3,979,256)	$	(35,482,240)

Basic and diluted net loss per
share of common stock	$	(0.01)	$	(0.04)	$	(0.06)	$	(0.09)	$	(1.03)

Basic and diluted weighted
average number of shares
of common stock
outstanding		84,685,937		42,915,456		59,154,778		42,562,004		34,583,108

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit
					accumulated		Total
			Additional		during the		stockholders’
	Common stock		paid-in		exploration		equity
	Shares	Amount	capital		stage		(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-		$-
Common stock issued for cash	20,000,000	20,000	80,000		-		100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-		(132,602)		(132,602)
Balance, January 31, 2004	20,000,000	20,000	80,000		(132,602)		(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500		-		15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000		-		1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400		-		2,000,000
Options issued for services	-	-	94,350		-		94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)		11,200,000		-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)		(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250		(7,324,626)		594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845		-		5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)		-		-
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)		(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093		(11,952,591)		1,019,491
Issuance of common stock private placement	256,637	256	289,744		-		290,000
Issuance of common stock private placement	8,850	9	9,991		-		10,000
Issuance of common stock	3,696,895	3,697	2,242,298				2,245,995
Issuance of common stock for services	150,000	150	92,850				93,000
Expenses of common stock issuance	-	-	(320,000)		-		(320,000)
Options granted to consultants	-	-	610,560		-		610,560
Options granted to employees	-	-	221,783		-		221,783
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)		(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319		(15,220,539)		902,881
Issuance of common stock	1,718,799	1,719	1,072,698		-		1,074,417
Issuance of common stock for services	112,000	112	54,428		-		54,540
Issuance of common stock for conversion of promissory note	399,537	399	259,300		-		259,699
Options granted to employees and consultants	-	-	358,646		-		358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-		1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-		1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)		(5,697,935)
Balance, January 31, 2008	43,331,405	43,331	21,091,663		(20,918,474)		216,520
Issuance of common stock for conversion of promissory note	96,029,679	96,030	1,698,523		-		1,794,553
Issuance of common stock for inducement to convert
promissory note	30,000	30	8,970		-		9,000
Reduction of conversion price for inducement to convert
promissory note	-	-	78,695		-		78,695
Stock based compensation	-	-	574,537		-		574,537
Net loss for the nine month period ended October 31, 2008	-	-	-		(3,363,766)		(3,363,766)
Balance, October 31, 2008	139,391,084	$139,391	$23,452,388	$	(24,282,240)	$	(690,461)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

						Cumulative from
						date of inception
		For the nine		For the nine		(August 20, 2001)
		months ended		months ended		to
		October 31, 2008		October 31, 2007		October 31, 2008
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(3,363,766)	$	(3,979,256)	$	(35,482,240)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		214,219		91,688		466,509
Amortization of deferred financing charges		168,918		108,457		347,791
Amortization of discount on convertible promissory notes		1,130,608		757,750		2,380,029
Mineral claim costs		-		-		343,085
Impairment loss		-		-		15,907,500
Loss (gain) on sale of fixed asset		-		-		406
Share based compensation		574,537		254,180		1,765,526
Share based payments		364,174		62,873		521,413
Changes in assets and liabilities:
Prepaid expenses and supplies		(23,411)		(115,880)		(119,086)
Other current assets		-		6,230		(7,875)
Deposits		11,036		(9,500)		(5,671)
Certificates of deposit		43,023		(53,000)		(13,086)
Other assets		(25,000)		-		(25,000)
Accounts payable and accrued expenses		(113,812)		314,831		163,747
Accrued wages related party		47,500		-		47,500
Accrued interest		(218,971)		157,424		20,553
Net cash used in operating activities		(1,190,945)		(2,404,203)		(13,688,899)

Cash flows from investing activities:
Proceeds from the sale of fixed asset		-		-		8,005
Purchase of certificate of deposit		-		(202,500)		(204,797)
Purchase of equipment		(74,700)		(631,322)		(1,098,950)
Net cash used in investing activities		(74,700)		(833,822)		(1,295,742)

Cash flows from financing activities:
Principal activity on long-term debt		(80,659)		(9,798)		(131,510)
Principal activity on capital lease obligation		(2,760)		(21,418)		(39,298)
Principal activity on convertible promissory notes		(286,227)		-		(286,227)
Net (advances) repayments from related parties		277,665		37,513		-
Proceeds from the issuance of common stock, net of expenses		-		1,074,417		11,140,074
Proceeds from the sale of convertible promissory notes		372,434		4,010,238		4,382,672
Proceeds from long-term debt		-		198,925		198,925
Net cash provided by (used in) financing activities		280,453		5,289,877		15,264,636

Net increase (decrease) in cash and cash equivalents for period		(985,192)		2,051,852		279,995

Cash and cash equivalents, beginning of period		1,265,187		676,309		-

Cash and cash equivalents, end of period		$279,995		$2,728,161		$279,995

Interest paid during the period		$147,855		$6,884		$170,344

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

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and debt. Continued operations of the Company are dependent on the Company’s ability to complete debt or equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, may not be available on reasonable terms, or the Company may be prevented from obtaining further financings because of restrictions that apply to it pursuant to the Convertible Promissory Notes discussed in Note 7.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-KSB for the year ended January 31, 2008 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2008 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine month periods ended October 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At October 31, 2008 and January 31, 2008, the amount of cash in bank deposit accounts that exceeded federally insured limits was approximately $41,000 and $1,202,000, respectively.

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

Other assets

Other assets include investments in common stock of privately owned corporations in which the Company is a less than 10% owner and does not exercise any control or influence over the corporation. The Company accounts for these investments using the cost method.

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

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method, which approximates the effective interest method, over the life of the related debt instrument and is included in interest expense. At October 31, 2008 and January 31, 2008 the Company has capitalized deferred finance charges of $474,288 and $432,538, respectively, and accumulated amortization of debt issuance costs was $321,800 and $152,882, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At October 31, 2008 and January 31, 2008 the Company has recorded discounts on convertible promissory notes of $3,014,956 and accumulated amortization of discounts on convertible promissory notes was $2,198,405 and $1,067,797, respectively.

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
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies – continued

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at October 31, 2008 and January 31, 2008.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2008 and January 31, 2008, there were 15,693,172 and 12,345,047, respectively, potentially dilutive instruments outstanding. Additionally at October 31, 2008 and January 31, 2008 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 3,438,034,314 and 9,754,498 shares, respectively required to convert the notes. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

NOTE 4 – Mineral claims

At October 31, 2008 the Company held a 100% interest in 1,757 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At October 31, 2008 the Company held a 50% interest in 37 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona. These claims are owned through the Elle Venture, a general partnership in which the Company is a 50% partner.

At October 31, 2008 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At October 31, 2008 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). At October 31, 2008 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge; titles to all properties are in good standing as of October 31, 2008.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 5 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with XState Resources Limited (“XState”) that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area. The Elle Venture commenced on December 15, 2006 when XState deposited $2,900,000 (“sole funding amount”) into the joint venture bank account. XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. On July 31, 2008 the Company entered into an agreement to amend the joint venture agreement and terminate the subcontracting agreement. The Company received a $300,000 liquidating distribution in relation to the termination of the agreement. The Elle Venture mineral claims will continue to be owned 50% each by the Company and XState and the Company may be obligated to contribute funds if exploration activities were to resume on those claims. If the Company is unable to make a proportional contribution then our interest in the mineral claims will be diluted.

Summary financial information of Elle Venture at:

	October 31, 2008	January 31, 2008
Current assets	$285,050	$2,054,884
Other assets	52,537	102,858
Total assets	$337,587	$2,157,742
Current liabilities	$-	$277,665
Total liabilities	-	277,665
Partners’ capital	337,587	1,880,077
Total liabilities and partners’ capital	$337,587	$2,157,742
Net loss from inception (December 15, 2006) to the period ended	$(1,626,413)	$(1,019,923)

NOTE 6 – Property and equipment

The balances of our major classes of depreciable assets are:

	October 31, 2008	January 31, 2008
Geology equipment	$418,802	$418,802
Drilling equipment	538,400	463,700
Vehicles and transportation equipment	355,950	355,950
Office furniture and equipment	93,375	93,375
Leasehold improvements	24,302	24,302
	1,430,829	1,356,129
Less accumulated depreciation and amortization	(463,073)	(248,854)

	$967,756	$1,107,275

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes

May 2007 Convertible Notes:

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. Under the original note terms, the May 2007 Convertible Notes bore interest at 8%. Repayment of the May 2007 Convertible Notes began in February 2008 and will consist of sixteen monthly principal payments of $259,375 plus accrued unpaid interest.

Under the original note terms holders of the May 2007 Convertible Promissory Notes could have elected to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.65 per share. The Company may have elected to make repayments of the May 2007 Convertible Notes in cash or by the issuance of common stock of the Company. The conversion price for the monthly payments was the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 trading days prior to the repayment date, but not less than $0.45 per share. Stock payment could not be made if the amount of shares to be issued would have exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the May 2007 Convertible Notes. Stock payment could not be made if the holders of the May 2007 Convertible Notes owned more than 4.99% of the then outstanding common stock of the Company. In the event that a delay in delivery of exercised shares occurred, as defined in the subscription agreement, the Company agreed to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company failed to deliver the exercised shares within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company owed in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeded the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Company entered into the first modification agreement with the holders of the May 2007 Convertible Notes in February 2008 and then a second modification agreement in May 2008. The modification agreements were effective from February 2008 through July 2008. The modification agreements reduced the conversion prices in order to induce the note holders to convert the note into common stock. During the nine months ended October 31, 2008 the Company recorded debt conversion expense of $87,695 related to the modification agreements.

On August 27, 2008 the Company entered into the third modification agreement with the holders of the May 2007 Convertible Notes. The modification agreement increased the interest rate on the May 2007 Convertible Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May 2007 Convertible Notes to $0.05 per share. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company may elect to make repayments of the May Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

The Company granted a security interest to the holders of the May 2007 Convertible Notes to all now owned and hereafter acquired right, title and interest of the Company in, to and in respect of all: Accounts, interests in goods represented by Accounts, returned, reclaimed or repossessed goods with respect thereto and rights as an unpaid vendor; contract rights; Chattel Paper; investment property; General Intangibles, Documents, Instruments, letters of credit, bankers’ acceptances or guaranties, cash moneys, deposits; securities, bank accounts, deposit accounts, credits and other property now or hereafter owned or held in any capacity by the Company, as well as agreements or property securing or relating to any of the items referred to above.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes – continued

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the May 2007 Convertible Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees, due diligence fee and $67,692 for the fair value of 338,461 common stock purchase warrants issued as a broker fee. The warrants have the same terms as the detachable common stock purchase warrants issued to the holders of the May 2007 Convertible Notes and there fair value was determine using the same assumptions. The Company reported $161,799 and $103,761 of interest expense relating to the deferred financing costs during the nine months ended October 31, 2008 and 2007, respectively.

The May 2007 Convertible Notes are reported net of discounts. Discounts were recorded for the detachable common stock purchase warrants as well as the beneficial conversion feature. The beneficial conversion feature recorded of $1,842,734 represents the difference between the conversion price and the fair market value of the common stock on the commitment date (May 11, 2007). The holders of the May 2007 Convertible Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.05 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The 6,769,228 detachable common stock purchase warrants were assigned a value of $1,353,846, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The discounts on the May 2007 Convertible Notes for the beneficial conversion feature and the detachable common stock purchase warrants are being amortized to interest expense, using the effective interest method, over the term of the May 2007 Convertible Notes. The Company reported $1,130,609 and $757,750 of interest expense relating to the beneficial conversion feature and the warrants discount during the nine months ended October 31, 2008 and 2007, respectively.

During the year ended January 31, 2008 one note holder converted $250,000 of the principal balance of their May 2007 Convertible Note and $9,699 of unpaid accrued interest at a conversion price of $0.65 per share pursuant to the original terms of the notes. The Company issued 399,537 shares of common stock related to these conversions. The debt converted was allocated $25,991 of deferred finance charges and $181,624 of discounts, and the unamortized portion of $157,269 was recorded as interest expense.

During the nine months ended October 31, 2008 the Company issued 96,029,679 shares of common stock and $407,349 of cash for the monthly payments and principal conversions on the May 2007 Convertible Notes. At October 31, 2008 the note holders have a balance of $590,907 of monthly payment amounts that have been deferred that are due on demand by the note holders.

The principal balance of the May 2007 Convertible Notes outstanding was $1,779,792 and $4,150,000 at October 31, 2008 and January 31, 2008, respectively. If settlement of the May 2007 Convertible Notes occurred on October 31, 2008 the Company would have been obligated to pay $1,779,792 principal payments, $11,702 accrued interest, and $590,907 deferred amount for a total of $2,382,401 in cash. If the settlement were completed by the issuance of common shares the conversion price at October 31, 2008 would have been $0.000816 per share for a total of 2,919,609,069 shares required to convert the notes.

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The August 2008 Convertible Notes bear interest at 12%. Repayment of the August 2008 Convertible Notes begins in February 2009 with six monthly principal payments of $59,146 plus accrued unpaid interest and one final payment of $59,308 plus accrued unpaid interest. The entire balance of the August 2008 Convertible Notes and May 2007 Convertible Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August 2008 Convertible Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Convertible promissory notes - continued

closing bid prices of the common stock for the five trading days prior to the conversion date. Stock payment cannot be made if the holders of the August 2008 Convertible Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. The Company may use the proceeds for lease payments, offering expenses and other designated purposes.

The August 2008 Convertible Notes are secured by all now owned and hereafter acquired right, title and interest of the Company in, to and in respect of all: Accounts, interests in goods represented by Accounts, returned, reclaimed or repossessed goods with respect thereto and rights as an unpaid vendor; contract rights; Chattel Paper; investment property; General Intangibles, Documents, Instruments, letters of credit, bankers’ acceptances or guaranties, cash moneys, deposits; securities, bank accounts, deposit accounts, credits and other property now or hereafter owned or held in any capacity by the Company, as well as agreements or property securing or relating to any of the items referred to above.

The Company incurred deferred financing costs of $41,750 in connection with the issuance of the August 2008 Convertible Notes. The Company reported $6,958 and $0 of interest expense relating to the deferred financing costs during the nine months ended October 31, 2008 and 2007, respectively.

The principal balance of the August 2008 Convertible Notes outstanding was $414,184 and $0 at October 31, 2008 and January 31, 2008, respectively. If settlement of the August 2008 Convertible Notes occurred on October 31, 2008 the Company would have been obligated to pay $414,184 principal payments and $8,851 accrued interest for a total of $423,035 in cash. If the settlement were completed by the issuance of common shares the conversion price at October 31, 2008 would have been $0.000816 per share for a total of 518,425,245 shares required to convert the notes.

Management considered the impact of Statement of Financial Accounting Standard No. 15 (“SFAS No. 15) and EITF 96-19 on the modification of the May 2007 Convertible Notes and the issuance of the August 2008 Convertible Notes and has determined that there has not been a troubled debt restructuring nor an extinguishment of the old May 2007 Convertible Note.

The following is a summary of the principal maturities of May 2007 Convertible Notes and August 2008 Convertible Notes:

For the twelve months ended October 31, 2009	2,193,976
Plus deferred amounts due on demand	590,907
Less discounts for warrants and beneficial conversion feature	(816,551)

Current portion of convertible promissory notes	$1,968,332

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 8 – Common stock

As of October 31, 2008, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.069 years and a weighted average exercise price of $0.417 per whole warrant for one common share.

Whole share purchase warrants outstanding at October 31, 2008 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2007	1,944,342	$1.50

Issued	7,107,689	0.75
Forfeited or expired	(984)	1.50

Outstanding, January 31, 2008	9,051,047	$0.91

Issued	-	-

Outstanding, October 31, 2008	9,051,047	$0.417
Exercisable, October 31, 2008	9,051,047	$0.417

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

During the year ended January 31, 2008, the Company issued 1,718,799 shares to Cornell Capital Partners pursuant to a Standby Equity Distribution Agreement (“SEDA”) in exchange for proceeds of $1,074,417, net of fees of $56,500. Cornell Capital Partners paid us 96%, or a 4% discount, of the lowest volume weighted average per share purchase price of our common stock on our principal trading market for the 5 days following each request for an advance. Shares of common stock issued pursuant to the SEDA are reported as permanent equity pursuant to SFAS No. 150 at the discounted price paid for the shares by Cornell Capital Partner, LP. Expenses of shares issued pursuant to the SEDA are reported as a reduction of additional paid-in capital. In May 2007, pursuant to the May 2007 Convertible Notes subscription agreement, the Company agreed that it would not exercise its rights under the SEDA without written consent from the Unsecured Convertible Promissory Note Holders. The Company has not issued any shares to Cornell Capital Partners after April 2007 and the SEDA expired in March 2008.

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

The Company used the following assumptions to estimate the fair value of the stock option grant at $0.10 per option:

Expected dividend
Grant date	Expected volatility	yield	Expected term	Risk-free interest rate
May 21, 2008	90%	0%	5 years	3.09%

Share-based compensation expense is reported in our statement of operations as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended	From inception
	October 31,	October 31,	October 31,	October 31,	(August 20, 2001) to
	2008	2007	2008	2007	October 31, 2008
Geological and
geophysical costs	$30,538	$51,621	$286,276	103,241	$1,146,048
Salaries and benefits	24,194	44,720	250,657	144,168	661,328
Public relations	1,354	6,771	37,604	6,771	52,500

	$56,086	103,112	$574,537	254,180	$1,859,876

NOTE 10 – Related party transactions

The Company entered into the following transactions with related parties during the period ended October 31, 2008:

Paid or accrued $4,174 in rent. We rented an office from an officer on a month-to-month basis for $459 per month.

Accrued $47,500 of unpaid wages to Jim Briscoe our President and CEO.

During the nine months ended October 31, 2008 and 2007, the Company incurred $599,566 and $263,422, respectively for reimbursement of subcontracting costs from the Elle Venture, a general partnership in which the Company is a 50% partner, pursuant to the subcontracting agreement to perform the duties as the Manager of the Elle Venture. Subcontracting costs reimbursed from Elle Venture are reported as a reduction of our geological and geophysical exploration costs.

The Company had a receivable balance due from Elle Venture, a general partnership in which the Company is a 50% partner, for subcontracting costs incurred by the Company. The receivable was unsecured, non-interest bearing and due on demand. Balance at October 31, 2008 and January 31, 2008 is $0 and $277,665, respectively.

The Company entered into an option agreement in April 2008 with JABA US Inc, an Arizona Corporation in which two directors of the Company are owners of JABA US Inc. The option agreement grants the Company the exclusive right and option to acquire a 100% undivided interest in 26 Federal lode mining claims in the East Silver Bell area northwest of Tucson, AZ, 33 Federal lode mining claims in the Walnut Creek area near Tombstone, AZ, and 2 private parcels in the Beatty area of Nevada. In the event that

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 10 – Related party transactions - continued

there is a commencement of commercial production a royalty ranging from 2% to 10% of net smelter returns will be payable to JABA US Inc. The Company is required to maintain the claims in good standing and pay the annual rentals of up to $8,000 during the option period which ends no later than January 1, 2011. The Company agrees to make $175,000 in exploration expenditures on or before dates to be determined by the Company, but no later than January 1, 2011. In September 2008 the Company assigned their option to explore the Beatty area claims to an unrelated party NPX Metals Inc. No exploration expenditures have been paid or incurred during the nine months ended October 31, 2008 and 2007. During the nine months ended October 31, 2008 annual rentals of $7,375 were paid to extend the life of the 33 Federal lode mining claims through September 2009.

The Company owns common stock in Mayo Gold Explorations, a privately owned corporation in which our President and CEO is a board member. The investment is recorded on the cost method. At October 31, 2008 the investment balance is $25,000 and $0, respectively and is reported on the balance sheet at Other assets.

NOTE 11 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company paid $27,950 and utilized labor carryforwards from prior assessment work to pay the 2008 liability. The Company estimates that the required annual assessments to maintain the claims for 2009 will be approximately $298,600.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $25 to $200 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. Rentals for the period from September 1, 2007 through September 1, 2008 of $74,650 have been paid. The estimated state rentals due by November 30, 2008 for the period from September 1, 2008 through September 1, 2009 are $133,750. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals for the period from September 1, 2008 to September 1, 2009 of $219,625 have been paid. The estimated rentals due for the period from September 1, 2009 to September 1, 2010 due by the first day of the rental period are $219,625.

NOTE 12 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the nine month period ended October 31, 2008 were as follows:

Issued 30,000 shares of common stock valued at $9,000 of debt conversion expense to investors who participated in the first modification agreement to the May 2007 Convertible Notes.

Issued 96,029,679 shares of common stock as repayment of $1,493,074 principal portion and $301,479 interest portion of the monthly payments on the May 2007 Convertible Notes.

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 12 – Supplemental disclosures with respect to cash flows – continued

The significant non-cash investing and financing transactions for the nine month period ended October 31, 2008 continued:

Recorded $78,695 of debt conversion expense for additional discount to original conversion price extended to the holders of the May 2007 Convertible Notes as an inducement to convert.

Stock option compensation recorded at $574,537 for options issued to employees and consultants.

Reported $25,000 of other income from the receipt of 100,000 shares of common stock from NPX Metals Inc. for assignment of our rights to the exploration of the Beatty claims pursuant to our option agreement with JABA US, Inc.

Deferred financing charges of $41,750 were deducted from the proceeds we received on the sale of August 2008 Convertible Notes.

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

LIBERTY STAR URANIUM & METALS CORP.
(FORMERLY LIBERTY STAR GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 14 – Financial instruments

The Company's financial instruments consist of cash and cash equivalents, investments in common stock, accounts payable, accrued liabilities, convertible notes payable, notes payable and a capital lease obligation. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

NOTE 15 – Subsequent events

The Company issued 54,555,622 shares of common stock for the November monthly payment and conversion of deferred amounts on the May 2007 Convertible Notes.

The Alaska state rentals for the period from September 1, 2008 through September 1, 2009 to maintain the Big Chunk and Bonanza Hills claims of $133,750 were paid in November 2008.

On November 17, 2008 the Company did not have enough authorized capital to fulfill the conversion requests received from the holders of the May 2007 Convertible Notes and is in default on the note. The default interest rate on the note is increased to 15%.

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

Management is working to secure additional funds through equity financings or joint venture agreements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Material Changes in Financial Condition from January 31, 2008 to October 31, 2008

We had cash and cash equivalents in the amount of $279,995 as of October 31, 2008 compared to $1,265,187 as of January 31, 2008. We had negative working capital of $(1,829,975) as of October 31, 2008 compared to $(505,662) as of January 31, 2008. The reduction in our cash and working capital balances resulted from payment of annual rentals on mineral claims in Arizona, operating expenses and repayments on the May 2007 Convertible Notes. During the nine months ended October 31, 2008 we paid approximately $400,000 cash and issued 96,029,679 shares of our common stock to the holders of the May 2007 Convertible Notes for the monthly payment of principal and accrued interest. During the nine months ended October 31, 2008 we paid approximately $220,000 for annual rentals on mineral claims in Arizona, purchased equipment costing approximately $75,000 and made approximately $80,000 in debt service payments on debt obtained to purchase equipment in prior years. The remaining change in our cash balance is due to outflows for operations in excess of the cash inflow from the sale of the August 2008 Convertible Promissory Notes.

We will require additional funds to implement our exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. The May 2007 Convertible Notes and August 2008 Convertible Notes contained restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the May 2007 Convertible Notes. We are also required to pay up to $3,000,000 of the unpaid principal and interest on the May 2007 Convertible Promissory Notes and the August 2008 Convertible Promissory Notes before paying any other expenses if we are successful in raising capital. Another factor making it difficult for us to raise capital is that currently, we have only 6,053,294 common shares that are not issued of our 200,000,000 total authorized shares of common stock. We would need to increase our authorized capital in order to do an equity financing. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities.

Material Changes in Results of Operations from October 31, 2008 to October 31, 2007

We had a net loss of $(3,363,766) for the nine months ended October 31, 2008 compared to a net loss of $(3,979,256) for the nine months ended October 31, 2007 resulting in a decrease in net loss of $615,490. Our results of operations can vary greatly from period to period depending on the type and location of exploration activities being performed. The decrease in net loss was largely due to these factors:

1)

A decrease in net loss from operations of approximately $890,000 is largely due the reduction of geological and geophysical exploration costs. Our ability to perform exploration activities during the nine months ended October 31, 2008 was limited due to the lack of cash available. During the current year we did not perform any significant exploration project on our North Pipes claims, while last year we had the cash resources available to perform exploratory drilling, geochemical sampling, and geological mapping at our North Pipes project.

2)

We earned $300,000 during the nine months ended October 31, 2008 as income from the Elle Venture for agreeing to enter into another modification to the joint venture agreement and canceling the subcontracting agreement. This is a not a recurring transaction, has not been earned in the past, and is not expected to be earned again in the future.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2008. Our total stockholders’ deficit at October 31, 2008 was $(690,461). All exploration costs are expensed as incurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting, other than the change discussed below, or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2008 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the resignation of our CFO, Mr. Jon Young effective July 31, 2008. The CFO duties have been taken on by our CEO, Mr. Jim Briscoe on a temporary basis.

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

We had cash in the amount of $279,995 and negative working capital of $(1,829,975) as of October 31, 2008. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the May 2007 Convertible Notes and August 2008 Convertible Notes, further described in the notes to the condensed consolidated financial statements included in this form, and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational activities and limited exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2008 is $(35,482,240). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Presently our Secretary, Mr. Gary Musil allocates only a portion of his time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the Secretary may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Risks related to our common stock

Because we will likely issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. As of October 31, 2008, there were 139,391,084 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the May 2007 Convertible Notes and August 2008 Convertible Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the May 2007 and August 2008 Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.05 per share or 80% of the average closing bid price for the five trading dates prior to the repayment date. The May 2007 Convertible Notes mature on May 11, 2009. The August 2008 Convertible Notes mature on August 27, 2009. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the May 2007 Convertible Notes on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the May 2007 Convertible Notes as a broker fee on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

The sale of our stock under the May 2007 and August 2008 Convertible Notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

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

May 2007 Convertible Notes:

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. Under the original terms of the note, the May 2007 Convertible Notes bore interest at 8%. Repayment of the May 2007 Convertible Notes began in February 2008 and will consist of sixteen monthly principal payments of $259,375 plus accrued unpaid interest.

The holders of the May 2007 Convertible Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.05 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The Company issued 338,461 common stock purchase warrants as a broker fee for the May 2007 Convertible Notes. The warrants issued as a broker fee have the same terms as the detachable common stock purchase warrants issued to the holders of the May 2007 Convertible Notes.

During the year ended January 31, 2008 one note holder converted $250,000 of the principal balance of their May 2007 Convertible Note and $9,699 of unpaid accrued interest at a conversion price of $0.65 per share pursuant to the original terms of the notes. The Company issued 399,537 shares of common stock related to these conversions. The debt converted was allocated $25,991 of deferred finance charges and $181,624 of discounts, and the unamortized portion of $157,269 was recorded as interest expense.

During the nine months ended October 31, 2008 the Company issued 96,029,679 shares of common stock and $407,349 of cash for repayment of $1,493,074 principal and $301,479 interest of the May 2007 Convertible Notes.

During November 2008 the Company issued 54,555,622 shares of common stock for repayment of $39,998 of the principal amount on the May 2007 Convertible Notes.

Under the original note terms holders of the May 2007 Convertible Promissory Notes could have elected to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.65 per share. The Company may have elected to make repayments of the May 2007 Convertible Notes in cash or by the issuance of common stock of the Company. The conversion price for the monthly payments was the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 trading days prior to the repayment date, but not less than $0.45 per share. Stock payment could not be made if the amount of shares to be issued would have exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the May 2007 Convertible Notes. Stock payment could not be made if the holders of the May 2007 Convertible Notes owned more than 4.99% of the then outstanding common stock of the Company. In the event that a delay in delivery of exercised shares occurred, as defined in the subscription agreement, the Company agreed to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company failed to deliver the exercised shares within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company owed in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers commissions exceeded the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Company entered into the first modification agreement with the holders of the May 2007 Convertible Notes in February 2008 and then a second modification agreement in May 2008. The modification agreements were effective from February 2008 through July 2008. The modification agreements reduced the conversion prices in order to induce the note holders to convert the note into common stock. During the nine months ended October 31, 2008 the Company recorded debt conversion expense of $87,695 related to the modification agreements.

On August 27, 2008 the Company entered into the third modification agreement with the holders of the May 2007 Convertible Notes. The modification agreement increased the interest rate on the May 2007 Convertible Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May 2007 Convertible Notes to $0.05 per share. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company may elect to make repayments of the May Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

The Company granted a security interest to the holders of the May 2007 Convertible Notes to all now owned and hereafter acquired right, title and interest of the Company in, to and in respect of all: Accounts, interests in goods represented by Accounts, returned, reclaimed or repossessed goods with respect thereto and rights as an unpaid vendor; contract rights; Chattel Paper; investment property; General Intangibles, Documents, Instruments, letters of credit, bankers’ acceptances or guaranties, cash moneys, deposits; securities, bank accounts, deposit accounts, credits and other property now or hereafter owned or held in any capacity by the Company, as well as agreements or property securing or relating to any of the items referred to above.

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The August 2008 Convertible Notes bear interest at 12%. Repayment of the August 2008 Convertible Notes begins in February 2009 with six monthly principal payments of $59,146 plus accrued unpaid interest and one final payment of $59,308 plus accrued unpaid interest. The entire balance of the August 2008 Convertible Notes and May 2007 Convertible Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August 2008 Convertible Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date. Stock payment cannot be made if the holders of the August 2008 Convertible Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. The Company may use the proceeds for lease payments, offering expenses and other designated purposes.

The August 2008 Convertible Notes are secured by all now owned and hereafter acquired right, title and interest of the Company in, to and in respect of all: Accounts, interests in goods represented by Accounts, returned, reclaimed or repossessed goods with respect thereto and rights as an unpaid vendor; contract rights; Chattel Paper; investment property; General Intangibles, Documents, Instruments, letters of credit, bankers’ acceptances or guaranties, cash moneys, deposits; securities, bank accounts, deposit accounts, credits and other property now or hereafter owned or held in any capacity by the Company, as well as agreements or property securing or relating to any of the items referred to above.

All proceeds received have been and will be used for exploration of our mineral properties and working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(4)
10.11	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(4)
10.12	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(4)
10.13	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (5)
10.14	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (6)
10.15	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.16	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.17	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.18	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.19	Form of First Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on February 11, 2008 (8)
10.20	Form of Second Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on May 11, 2008 (9)
10.21	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (10)
10.22	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.23	Form of Secured Convertible Promissory Notes dated August 28, 2008 (11)
10.24	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.25	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (11)
14.1	Code of Ethics(3)

Exhibit
Number	Description of Exhibit
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Repor on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(4)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 22, 2008.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 23, 2008.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 31, 2008.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

*	Filed herewith.

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

Date: December 12, 2008