Form 10-K
period 2009-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2009-05-15
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-50071

LIBERTY STAR URANIUM & METALS CORP.
(Name of registrant as specified in its charter)

Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5610 E Sutler Lane, Tucson, Arizona	85712
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (520) 731-8786

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [   ]    No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the
Exchange Act from their obligations under those Sections.

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated
by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate
Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of
Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

40,917,674 shares of Common Stock @ $0.05(1) = $2,045,884
(1) Closing price on July 31, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

193,946,706 shares of Common Stock issued and outstanding as of May 7, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (“Securities Act”).
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal years ended December 24, 1990).

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with XState Resources Limited (“XState”). The Company holds a 50% interest in the Elle Venture, a general partnership with XState that was formed to explore and, if warranted, develop certain mineral target within the joint venture area.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute an ore reserve (an ore reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors" for additional information about the risks of mineral exploration.

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

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one year period. Assessment work performed in excess of the required amount may be carried forward for up to 4 years to reduce future obligations for assessment work. The Company estimates that the required annual assessments to maintain the claims for 2009, less available carry forwards, will be approximately $298,600.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $25 to $200 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. Rentals for the period from September 1, 2008 through September 1, 2009 of $133,750 have been paid. The estimated state rentals due by November 30, 2009 for the period from September 1, 2009 through September 1, 2010 are $133,750. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our North Pipes Super Project claims are Federal lode mining claims located on U.S. Federal Lands and administered by the Department of Interior, Bureau of Land Management. The Company is required to pay annual rentals to maintain its Federal lode mining claims in good standing. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The annual rentals required to maintain the NPSP claims are $219,625. There is no requirement for annual assessment or exploration work on the Federal lode mining claims. There are no royalties associated with the Federal lode mining claims.

In order to perform a drilling program on our Arizona claims, we have to apply for various permits with the State of Arizona and the Federal Bureau of Land Management (“USBLM”). The permitting process takes several weeks. The drilling permit fees are anticipated to be approximately $5,000 per pipe and also require a reclamation bond of up to $50,000 per pipe. We do not currently have any drilling permits for our Arizona claims.

In order to proceed with mining operations on our Arizona claims, we will have to apply for various permits with the State of Arizona and various Federal agencies. The cost of mine permitting, including cost of contractors assisting with the permitting process, is estimated to be $350,000 per mine location. The mining permitting process has not begun as there is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Personnel

We have two full time employees and four part-time employees. Currently we employ one full time geologist who is also our President and CEO, James Briscoe, and one full-time assistant to our President and CEO. We employ one part-time geologist Erik Murdock M.Sc. who also specializes in computer mapping. We have one part-time information technology staff and two part-time accounting staff. Additionally, we have geoscience consultants specializing in exploration geology, geophysics, geochemistry, and geocomputer data applications, of whom our Technical Advisory Board is comprised. These individuals are contracted for 140 days of consulting services over each calendar year.

Item 1A.            RISK FACTORS

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

Risks related to our company

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to sell shares of our common stock. If so, we will likely have to scale down or stop our exploration program and our share price will likely decrease. If these harmful effects cause us to cease our exploration program, then our shareholders will likely lose their entire investment in our company.

The recent weakening of economic conditions in the U.S. and around the world as well as the decrease in uranium and other mineral processing could have harmful effects on our business. Competition for limited funds from investors will likely become more intense. If investors choose not to invest in our company, we will not be able to fund our exploration program.

We will require additional funds to maintain our current mineral properties. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. However, many investors have recently seen large decreases in the value of various investments due to declining share prices across many economic sectors. Because of this and other market factors, if we choose to raise funds through the sale of our equity securities, potential investors may be less likely to buy our equity securities or we may need to sell our equity securities at low prices, resulting in fewer proceeds. This would make it difficult for us to raise adequate amounts to fund our exploration program through the sale of our equity securities.

If we are unable to fund all of our exploration program through the sale of our equity securities, then we may choose to borrow the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our exploration program on terms and at rates of interest we find acceptable and in the best interests of our company.

If we cannot fund our planned exploration program from the sale of our equity securities or through incurring debt on acceptable terms, then we will likely have to scale down or cease our exploration program. If we scale down our exploration program, our share price would likely decrease and if we cannot fund our exploration program and other expenses, we will likely go out of business and our shareholders will likely lose their entire investment in our company.

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

We had cash in the amount of $63,250 and negative working capital of $(2,258,655) as of January 31, 2009. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the May 2007 Convertible Notes and August 2008 Convertible Notes, further described in Note 7 to the consolidated financial statements included in Item 8 of this form, and we can provide no assurance to investors that we will be able to find such financing if required. The Unsecured Convertible Promissory Notes entered into in May 2007 contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the Unsecured Convertible Promissory Notes. The August 2008 Convertible Notes contain restrictions that require that the August 2008 and May 2007 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. In addition to the restrictions placed on us by our various financing agreements, obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2009 is $(36,294,540). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2009 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. As of January 31, 2009, there were 193,946,706 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the May 2007 Convertible Notes and August 2008 Convertible Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the May 2007 and August 2008 Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.05 per share or 80% of the average closing bid price for the five trading dates prior to the repayment date. The May 2007 Convertible Notes mature on May 11, 2009. The August 2008 Convertible Notes mature on August 27, 2009. In November 2008 we were in default on the May 2007 Convertible Notes as we did not have enough shares remaining in our authorized capital to be able to fulfill the conversion requests received and as such the interest rate was increased to 15%. Our convertible note holders could call the note and request security to be sold for repayment. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the May 2007 Convertible Notes on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the May 2007 Convertible Notes as a broker fee on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

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

Trading in our common stock on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

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

Item 2.               Description of Property.

Our offices

We rent the premises for our principal office located at 5610 E Sutler Lane, Tucson, Arizona 85712. We rent the office space which is located in the home of our President and CEO for $459 per month plus a pro rata share of taxes and maintenance. Our part-time employees work either from our principal office or from offices maintained in their homes.

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

Our Arizona claims are on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon, September the 1st, in the amount of $125 per mining claim. To keep our existing property in good standing, we must pay annual maintenance and rental fees of $219,625. The State Mineral Exploration Permits are administered by the Arizona State Land Department located in Phoenix, Arizona.

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

Elle Venture with XState Resources Ltd (“XState”)(previously OCR Limited)

The Company also holds a 50% interest in Federal lode mining claims covering 3 breccia pipe targets at the North Pipes Super Project location through the Elle Venture, a general partnership with XState Resources Limited (“XState”). We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

The Company holds a 50% interest in Elle Venture, a general partnership with XState Resources Limited (“XState”) that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area. The Elle Venture commenced on December 15, 2006 when XState deposited $2,900,000 (“sole funding amount”) into the joint venture bank account. XState has the right of first refusal to buy or joint venture in relation to the other pipes and claims later staked in the Elle Venture area. On July 31, 2008 the Company entered into an agreement to amend the joint venture agreement. The Elle Venture mineral claims will continue to be owned 50% each by the Company and XState and the

Company may be obligated to contribute funds if exploration activities were to resume on those claims. If the Company or XState is unable to make a proportional contribution then our interest or their interest in the mineral claims will be diluted.

Bonanza Hills Project (“Bonanza Hills”) see Figure 2:

The Company holds 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska approximately 13.5 miles northeast of the northern boundary of the Big Chunk claims. We plan to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver.

Big Chunk Super Project (“Big Chunk”) see Figure 2:

The Company holds a 100% interest in 707 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc.

East Silver Bell:

The Company holds an option to explore 26 standard Federal lode mining claims located at the East Silver Bell region of Arizona. The mineral claims are owned by FOJ, LLC an Arizona Limited Liability Company in which two of our directors are owners.

Walnut Creek:

The Company holds an option to explore 33 standard Federal lode mining claims located due east and southeast of the town of Tombstone, Arizona. The mineral claims are owned by FOJ, LLC an Arizona Limited Liability Company in which two of our directors are owners.

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
Prepared 2/28/2007 by EDM
Updated 4/10/2008 at 08:33 by CLW
WGS 1984 12N
1:250,000
0 1 2 4 6 8 10 Miles
N
Map Extent
Arizona

Figure 2: Alaska Properties – Big Chunk and Bonanza Hills- Location Map

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
Explanation
Villages
Liberty Star Uranium & Metals Corp Claims
Northern Dynasty Pebble East & West Mineral Deposits
Northern Dynasty Claims
WGS 1984 Zone 5N Datum
Map Created 1/31/07 by CJS
Modified 4/7/08 at 10:33 by CLW
N
0 5 10 20 Miles
0 10 20 40 Kilometers

Claim status

The Company has investigated titles to all its mineral properties and, to the best of its knowledge, titles to all properties are in good standing as of January 31, 2009. We estimate that we will be required to perform $298,600 of assessment work in order to maintain the Alaska claims in good standing for 2009. We estimate that we will be required to pay annual rentals of $133,750 by November 30, 2009 to maintain the Alaska claims in good standing. We estimate that we will be required to pay $219,625 by September 1, 2009 to maintain the North Pipes Super Project federal lode mining claims in good standing. We estimate that we will be required to pay $7,375 by September 1, 2009 to maintain the East Silver Bell and Walnut Creek federal lode mining claims in good standing.

Exploration History

Prior History

Except as indicated with respect to our Arizona claims and otherwise as set out below, we are unaware of any previous claim ownership anywhere on the properties, nor any exploration, other than minor surface sampling. No evidence of development work has been found on the properties. No historical mineral resources or reserves are in the published literature.

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

Our North Pipes Super Project claims

The Arizona Strip, where our North Pipes Super Project claims are located, was an active exploration district in the 1970’s and 1980’s with multiple producing uranium mines and huge tracts of claims held by companies including International Uranium Corp., Energy Fuels Nuclear, Pathfinder as well as others. The work accomplished by these companies included geophysics, geochemistry and drilling. Little to none of this information is available to the public, though many of the drill holes are marked and still visible. No evidence of actual development work has been found on any of our properties. No historical mineral resources or reserves are in the published literature.

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

Geologic field mapping on the surface

Geological field mapping has been ongoing during 2007 and 2008. Mapping has been performed by the Company’s staff geologists as well as contracted geologists. Approximately 180 of the 300 pipe target areas have been mapped in detail 1:5,000 (1 inch = 417 feet). Geologic mapping has been focused on favourable areas identified by air photo interpretation, geophysics, soil geochemistry and/or field reconnaissance. Several detailed measured stratigraphic sections have also been completed.

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

Rotary drilling was contracted by Boyart Longyear. Diamond core drilling was completed by Redwall Drilling Inc., a wholly owned subsidiary of Liberty Star. A total of 16,226 feet of drilling has been completed.

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

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2009	$0.0044	$0.0008
October 31, 2008	$0.046	$0.001
July 31, 2008	$0.25	$0.038
April 30, 2008	$0.34	$0.22
January 31, 2008	$0.371	$0.20
October 31, 2007	$0.47	$0.279
July 31, 2007	$0.56	$0.35
April 30, 2007	$0.98	$0.53

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

On January 31, 2009, the shareholders' list for our common stock showed 75 registered stockholders and 193,946,706 shares issued and outstanding. The closing sale price for our common stock on May 7, 2009, as reported on the OTC Bulletin Board, was $0.0028.

Recent Sales of Unregistered Securities

May 2007 Convertible Notes:

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. Under the original note terms, the May 2007 Convertible Notes bore interest at 8%. Repayment of the May 2007 Convertible Notes began in February 2008 and consists of sixteen monthly principal payments of $259,375 plus accrued unpaid interest. On November 17, 2008 the Company did not have enough authorized capital to fulfill the conversion requests received from the holders of the May 2007 Convertible Notes and is in default on the note. The default interest rate on the note is increased to 15%. Our convertible note holders could call the note and request security to be sold for repayment.

Under the original note terms holders of the May 2007 Convertible Promissory Notes could have elected to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.65 per share. The Company may have elected to make repayments of the May 2007 Convertible Notes in cash or by the issuance of common stock of the Company. The conversion price for the monthly payments was the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 trading days prior to the repayment date, but not less than $0.45 per share. Stock payment could not be made if the amount of shares to be issued would have exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the May 2007 Convertible Notes. Stock payment could not be made if the holders of the May 2007 Convertible Notes owned more than 4.99% of the then outstanding common stock of the Company. In the event that a delay in delivery of exercised shares occurred, as defined in the subscription agreement, the Company agreed to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company failed to deliver the exercised shares within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company owed in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers’ commissions exceeded the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Company entered into the first modification agreement with the holders of the May 2007 Convertible Notes in February 2008 and then a second modification agreement in May 2008. The modification agreements were effective from February 2008 through July 2008. The modification agreements reduced the conversion prices in order to induce the note holders to convert the note into common stock. During the year ended January 31, 2009 the Company recorded debt conversion expense of $103,437 related to the modification agreements.

On August 27, 2008 the Company entered into the third modification agreement with the holders of the May 2007 Convertible Notes. The modification agreement increased the interest rate on the May 2007 Convertible Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May 2007 Convertible Notes to $0.05 per share. The Company recorded $67,700 of additional discounts on the May 2007 Convertible Notes for the reduction in the exercise price on the detachable common stock purchase warrants. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company may elect to make repayments of the May Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

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

The holders of the May 2007 Convertible Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.05 and a life of 5 years. The broker was issued 338,461 common stock purchase warrants as a broker fee with an exercise price of $0.05 and a life of 5 years.

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

During the year ended January 31, 2009 the Company issued 150,585,301 shares of common stock and $407,349 of cash for the monthly payments and principal conversions on the May 2007 Convertible Notes. At January 31, 2009 the note holders have a balance of $831,226 of monthly payment amounts that have been deferred that are due on demand by the note holders.

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received were $372,434. The August 2008 Convertible Notes bear interest at 12%. In November 2008, the Company did not have enough authorized shares available for issuance to make any stock repayments on this note and is considered in default. The default interest rate is increased to 15%. Repayment of the August 2008 Convertible Notes was to begin in February 2009 with six monthly principal payments of $59,146 plus accrued unpaid interest and one final payment of $59,308 plus accrued unpaid interest. The entire balance of the August 2008 Convertible Notes and May 2007 Convertible Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August 2008 Convertible Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August 2008

Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date. Stock payment cannot be made if the holders of the August 2008 Convertible Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. The Company may use the proceeds for lease payments, offering expenses and other designated purposes.

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

The August 2008 Convertible Notes contain a provision that the note holders be repaid from the first $3,000,000 received if any future financings are completed by the Company. These provisions along with the shortage of unissued authorized capital will make it difficult for the Company to raise any funds through equity financings.

Other sales of unregistered securities:

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

Equity Compensation Plan Information

As of January 31, 2009 we had two compensation plans in place, entitled "2004 Stock Option Plan" and “2007 Stock Option Plan”. These plans have not been approved by our security holders.

Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2009	Weighted-average exercise price of outstanding options as at January 31, 2009	Number of securities remaining available for further issuance as at January 31, 2009
3,850,000	2,718,500	$0.97	1,131,500
10,000,000	2,225,000	$0.22	7,775,000

On May 21, 2008 the Company granted 425,000 non-qualified stock options to non-employee consultants and 3,050,000 incentive stock options to employees, officers and directors. The options have an exercise price of $0.22 per option. On June 26, 2008 the board eliminated the vesting period so the options would be fully vested effective on that date. The options have a life of ten years.

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

Item 6.               Selected Financial Data.

Not applicable.

Item 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $63,250 as of January 31, 2009. We had negative working capital of $(2,258,655) as of January 31, 2009. We had cash inflows from financing activites of $71,384 for the year ended January 31, 2009. The Company is currently in default on the May 2007 Convertible Notes and the August 2008 Convertible Notes and as such the entire obligation is reported as a current liability. The note holders have a security interest in all assets and mineral properties and as a result the Company is unable to sell any assets without prior approval from the note holders. The Convertible Promissory Notes entered into in May 2007 contains restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the Unsecured Convertible Promissory Notes. The August 2008 Convertible Notes contain restrictions that require that the August 2008 and May 2007 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. The company does not plan to make any capital expenditures for new mineral claims or equipment during the next twelve months.

In addition to the restrictions placed on us by our various financing agreements, the recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We believe that recent decreases in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

Results of Operations for the year ended January 31, 2009

We had a net loss of ($4,176,066) for the twelve-month period ended January 31, 2009 compared to a net loss of ($5,697,935) for the twelve-month period ended January 31, 2008. The decrease in the net loss is the result of the Company freezing its planned drilling program at the North Pipes Super Project due to the lack of cash resources available. In the prior year the Company spent approximately $435,000 on its drilling program. The Company performed a geochemical sampling program and geophysics in the prior year which was not performed in the current year. The cost of the geochemical sampling program and geophysics was approximately $615,000 in the prior year. The Company also reduced overhead costs by cutting back staff, office and storage space and other discretionary spending. The cost reductions in the geology department were approximately $345,000 this year. The cost reductions in the general, administrative and public relations departments were approximately $126,000 this year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with XState Resources Limited (“XState”) that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area. The Elle Venture commenced on December 15, 2006 when XState deposited $2,900,000 (“sole funding amount”) into the joint venture bank account. On July 31, 2008 the Company entered into an agreement to amend the joint venture agreement and terminate the subcontracting agreement. The Company received a $300,000 liquidating distribution in relation to the termination of the agreement. The Elle Venture mineral claims will continue to be owned 50% each by the Company and XState and the Company may be obligated to contribute funds if exploration activities were to resume on those claims. If the Company or XState is unable to make a proportional contribution then our interest or their interest in the mineral claims will be diluted. The Company does not anticipate that we will make any additional or proportional contributions to the Elle Venture in the next twelve months.

Cash Requirements

Over the next twelve months we intend to pay annual rentals on our North Pipes, Big Chunk and Bonanza Hills claims and performing only the minimal exploration work necessary to maintain these claims in good standing for an estimated cost of $652,000. We anticipate that we will incur expenses over the next twelve months for general and administrative overhead, occupancy, accounting and auditing, legal fees and salaries. We will require additional funds to maintain our current mineral properties. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. The Unsecured Convertible Promissory Notes entered into in May 2007 contains restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the Unsecured Convertible Promissory Notes. The August 2008 Convertible Notes contain restrictions that require that the August 2008 and May 2007 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

There is no assurance that we will be able to raise additional funds in the amounts and at the times we will require them. Please refer to the section of this quarterly report entitled "Risk Factors" for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2009, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

Presentation of Financial Information

Our consolidated financial statements for the period ended January 31, 2009 reflect financial information for the twelve month period ending January 31, 2009, as well as from inception through January 31, 2009 and for the twelve-month period ended January 31, 2008.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2009 and 2008. Our accumulated stockholders’ equity at January 31, 2009, was ($1,372,654) and the net loss for the twelve-month period ended January 31, 2009 was ($4,176,066). All of our exploration costs are expensed as incurred.

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

Critical Accounting Policies

The consolidated financial statements of Liberty Star Uranium & Metals Corp. (formerly Liberty Star Gold Corp.) have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in the Form 10-K. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2009. Our total stockholders’ equity at January 31, 2009 was ($1,372,654). All exploration costs are expensed as incurred.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe that the adoption of SFAS No. 162 will have a material effect on its results of operations or financial position.

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

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.               Financial Statements.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2009 and 2008

Consolidated Statements of Operations for the twelve months ended January 31, 2009, the twelve months ended January 31, 2008 and the period from inception (August 20, 2001) to January 31, 2009

Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception (August 20, 2001) to January 31, 2009

Consolidated Statements of Cash Flows for the twelve months ended January 31, 2009, the twelve months ended January 31, 2008 and for the period from inception (August 20, 2001) to January 31, 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Liberty Star Uranium & Metals Corp.

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. (an exploration stage company) as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from inception (August 20, 2001) through January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, and for the cumulative period from inception (August 20, 2001) through January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company is in the exploration stage, has suffered recurring losses from operations, requires additional funds for further exploratory activity prior to attaining a revenue generating status, and is in default on its convertible promissory notes. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Semple, Marchal & Cooper, LLP
Phoenix, Arizona
May 7, 2009

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2009	January 31, 2008
ASSETS

Current:
Cash and cash equivalents	$63,250	$1,265,187
Prepaid expenses and supplies	192,887	183,525
Due from related parties	1,888	277,665
Deposits	-	6,707
Total current assets	258,025	1,733,084

Property and equipment, net	826,523	1,107,275
Certificates of deposit	3,000	260,906
Deposits	-	10,000
Deferred financing charges, net	87,276	279,656
Investment in Elle Venture	-	-
Other assets	50,000	-

Total assets	$1,224,824	$3,390,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$77,064	$107,866
Current portion of capital lease obligation	-	2,760
Current portion of convertible promissory notes, net of
discounts	2,280,431	1,605,022
Accounts payable and accrued liabilities	44,219	283,574
Accrued wages to related party	42,500	-
Accrued interest	72,466	239,524
Total current liabilities	2,516,680	2,238,746

Long-term debt, net of current portion	80,798	337,836
Convertible promissory notes, net of current portion and
discounts	-	597,819

Total liabilities	2,597,478	3,174,401

Stockholders’ equity (deficit)
Common stock - $.001 par value; 200,000,000 shares
authorized; 193,946,706 and 43,331,405 issued and
outstanding	193,947	43,331
Additional paid-in capital	23,527,939	21,091,663
Deficit accumulated during the exploration stage	(25,094,540)	(20,918,474)
Total stockholders’ equity (deficit)	(1,372,654)	216,520

Total liabilities and stockholders’ equity (deficit)	$1,224,824	$3,390,921

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			date of inception
	For the twelve	For the twelve	(August 20, 2001)
	months ended	months ended	to
	January 31, 2009	January 31, 2008	January 31, 2009
Revenues	$-	$-	$-

Expenses:
Geological and geophysical costs	957,569	2,480,475	10,851,646
Salaries and benefits	566,453	579,770	2,006,745
Accounting and auditing	153,192	186,579	840,863
Public relations	83,111	198,219	673,224
Depreciation	277,509	147,534	528,788
Legal	124,626	129,008	591,857
Professional services	-	-	143,992
General and administrative	247,373	348,750	1,437,932
Travel	2,672	21,845	137,596
Impairment loss	-	-	15,907,500
Net operating expenses	2,412,505	4,092,180	33,120,143

Loss from operations	(2,412,505)	(4,092,180)	(33,120,143)

Other income (expense):
Interest income	15,233	92,227	196,938
Interest expense	(2,075,885)	(1,697,982)	(3,775,891)
Loss on sale of assets	(24,862)	-	(25,268)
Debt conversion expense	(103,437)	-	(103,437)
Other income	125,390	-	225,390
Income from Elle Venture	300,000	-	300,000
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income (expense)	(1,763,561)	(1,605,755)	(3,174,397)

Loss before income taxes	(4,176,066)	(5,697,935)	(36,294,540)

Income tax expense	-	-	-

Net loss	$(4,176,066)	$(5,697,935)	$(36,294,540)

Basic and diluted net loss per share of
common stock	$(0.05)	$(0.13)	$(0.91)

Basic and diluted weighted average number
of shares of common stock outstanding	91,711,511	42,743,758	39,793,089

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit	Total
			Additional	accumulated during	stockholders’
	Common stock		paid-in	the exploration	equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	20,000,000	20,000	80,000	-	100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	20,000,000	20,000	80,000	(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500	-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000	-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400	-	2,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250	(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845	-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)	-	-
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093	(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744	-	290,000
Issuance of common stock private placement	8,850	9	9,991	-	10,000
Issuance of common stock	3,696,895	3,697	2,242,298	-	2,245,995
Issuance of common stock for services	150,000	150	92,850	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants	-	-	610,560	-	610,560
Options granted to employees	-	-	221,783	-	221,783
Net loss for the year ended January 31 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319	(15,220,539)	902,881
Issuance of common stock	1,718,799	1,719	1,072,698	-	1,074,417
Issuance of common stock for services	112,000	112	54,428	-	54,540
Issuance of common stock for conversion of promissory note	399,537	399	259,300	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	43,331,405	43,331	21,091,663	(20,918,474)	216,520
Issuance of common stock for conversion or payment of
promissory note	150,585,301	150,586	1,688,925	-	1,839,511
Issuance of common stock for inducement to convert
promissory note	30,000	30	8,970	-	9,000
Reduction of conversion price for inducement to convert
promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009	193,946,706	$193,947	$23,527,939	$(25,094,540)	$(1,372,654)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			date of inception
	For the twelve	For the twelve	(August 20, 2001)
	months ended	months ended	to
	January 31, 2009	January 31, 2008	January 31, 2009
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(4,176,066)	$(5,697,935)	$(36,294,540)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	277,509	148,545	529,799
Amortization of deferred financing charges	234,130	178,873	413,003
Amortization of discount on convertible promissory notes	1,537,567	1,249,421	2,786,988
Mineral claim costs	-	-	343,085
Impairment loss	-	-	15,907,500
Loss on sale of fixed assets	24,862	-	25,268
Share based compensation	576,244	358,646	1,767,233
Share based payments	397,714	64,239	554,953
Changes in assets and liabilities:
Prepaid expenses and supplies	(9,362)	(166,934)	(105,037)
Other current assets	-	6,230	(7,875)
Deposits	16,707	(11,000)	-
Certificates of deposit	44,674	(53,109)	(11,435)
Other assets	(25,000)	-	(25,000)
Accounts payable and accrued expenses	(239,355)	172,259	38,204
Accrued wages related party	42,500	-	42,500
Accrued interest	(167,058)	239,524	72,466
Net cash used in operating activities	(1,464,934)	(3,511,241)	(13,962,888)

Cash flows from investing activities:
Proceeds from the sale of fixed asset	53,081	-	61,086
Proceeds from redemption of certificate of deposit	213,232	-	213,232
Purchase of certificate of deposit	-	(204,797)	(204,797)
Purchase of equipment	(74,700)	(663,424)	(1,098,950)
Net cash provided by (used in) investing activities	191,613	(868,221)	(1,029,429)

Cash flows from financing activities:
Principal activity on long-term debt	(287,840)	(48,183)	(338,691)
Principal activity on capital lease obligation	(2,760)	(26,905)	(39,298)
Principal activity on convertible promissory notes	(286,227)	-	(286,227)
Net (advances) repayments from related parties	275,777	(240,152)	(1,888)
Proceeds from the issuance of common stock, net of expenses	-	1,074,417	11,140,074
Proceeds from the sale of convertible promissory notes	372,434	4,010,238	4,382,672
Proceeds from long-term debt	-	198,925	198,925
Net cash provided by financing activities	71,384	4,968,340	15,055,567

Net increase (decrease) in cash and cash equivalents for period	(1,201,937)	588,878	63,250

Cash and cash equivalents, beginning of period	1,265,187	676,309	-

Cash and cash equivalents, end of period	$63,250	$1,265,187	$63,250

Interest paid during the period	$152,971	$20,465	$175,460

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

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with XState Resources Limited (“XState”). The Company holds a 50% interest in the Elle Venture, a general partnership with XState that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the 22 square mile joint venture area. The Elle Venture ceased exploration activities in 2008.

These consolidated financial statements include the results of operations and cash flows of Liberty Star Uranium & Metals Corp. and its wholly owned subsidiaries, Big Chunk and Redwall, from the date of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Use of estimates - continued

The valuation of stock-based compensation, valuation of common stock purchase warrants, value of beneficial conversion feature, and the determination of useful lives and recoverability of depreciable assets are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Big Chunk and Redwall, from the date of acquisition, February 5, 2004 and August 31, 2007, respectively. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2009 and 2008, the amount of cash in bank deposit accounts that exceeded federally insured limits of $250,000 and $100,000, respectively, was approximately $0 and $1,202,000, respectively.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method, which approximates the effective interest method, over the life of the related debt instrument and is included in interest expense. At January 31, 2009 and 2008 the Company has capitalized deferred finance charges of $474,288 and $432,538, respectively, and accumulated amortization of debt issuance costs was $387,012 and $152,882, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At January 31, 2009 and 2008 the Company has recorded discounts on convertible promissory notes of $3,082,656 and $3,014,956, respectively and accumulated amortization of discounts on convertible promissory notes was $2,605,364 and $1,067,797, respectively.

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

Convertible promissory notes

The Company accounts for convertible promissory notes in accordance with Statement of Financial Accounting Standards No. 150 (“SFAS 150”) requiring the convertible promissory notes to be reported as liabilities at fair value. When convertible promissory notes are converted into shares of the Company’s common stock in accordance with the debt’s original terms, no gain or loss is recognized. The Company accounts for inducements to convert as an expense in the period incurred, which is included in debt conversion expense in the accompanying financial statements.

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at January 31, 2009 and 2008.

LIBERTY STAR URANIUM & METALS CORP.
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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2009 and 2008, there were 13,994,547 and 12,345,047, respectively, potentially dilutive instruments outstanding. Additionally at January 31, 2009 and 2008 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 1,886,792,667 and 9,754,498 shares, respectively required to convert the notes. At January 31, 2009 and 2008 there are only 200,000,000 shares authorized. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

NOTE 3– Mineral claims

At January 31, 2009 the Company held a 100% interest in 1,757 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2009 the Company held a 50% interest in standard Federal lode mining claims covering 3 breccia pipe targets on the Colorado Plateau Province of Northern Arizona. These claims are owned through the Elle Venture, a general partnership in which the Company is a 50% partner.

At January 31, 2009 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At January 31, 2009 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). At January 31, 2009 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, titles to all properties are in good standing as of January 31, 2009.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4 – Investment in Elle Venture

The Company holds a 50% interest in Elle Venture, a general partnership with XState Resources Limited (“XState”) that was formed to explore, develop and, if warranted, mine certain US Federal lode mining claims within the 22 mile joint venture area. The Elle Venture commenced on December 15, 2006 when XState deposited $2,900,000 (“sole funding amount”) into the joint venture bank account. On July 31, 2008 the Company entered into an agreement to amend the joint venture agreement and terminate the subcontracting agreement. The Company received a $300,000 liquidating distribution in relation to the termination of the agreement. The Elle Venture mineral claims will continue to be owned 50% each by the Company and XState and the Company may be obligated to contribute funds if exploration activities were to resume on those claims. If the Company or XState is unable to make a proportional contribution then our interest or their interest in the mineral claims will be diluted.

Summary financial information of Elle Venture at:

	January 31, 2009	January 31, 2008
Current assets	$338,122	$2,054,884
Other assets	-	102,858
Total assets	$338,122	$2,157,742

Current liabilities	$-	$277,665
Total liabilities	-	277,665
Partners’ capital	338,122	1,880,077
Total liabilities and partners’ capital	$338,122	$2,157,742
Net loss from inception (December 15, 2006) to the period ended	$(1,625,878)	$(1,019,923)

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets are:

	January 31, 2009	January 31, 2008
Geology equipment	$418,802	$418,802
Drilling equipment	538,400	463,700
Vehicles and transportation equipment	254,859	355,950
Office furniture and equipment	68,425	93,375
Leasehold improvements	-	24,302
	1,280,486	1,356,129
Less accumulated depreciation and amortization	(453,963)	(248,854)

	$826,523	$1,107,275

NOTE 6 – Long-term debt

Notes payable to Chase Bank payable in aggregate monthly installments of $1,971 including interest at fixed rates of 8.9% to 9.9% maturing at various dates through September 2013, secured by liens on vehicles. Principal balances at January 31, 2009 and 2008 are $61,925 and $108,412, respectively. Carrying amount of vehicles that serve as collateral is $73,793 and $110,876 at January 31, 2009 and 2008, respectively.

Note payable to Atlas Copco payable in monthly installments of $5,436 including interest at a fixed rate of 9% through maturity in September 2010, secured by a lien on equipment. Principal balance at January 31, 2009 and 2008 is $95,937 and $145,564, respectively. Carrying amount of equipment that serves as collateral is $298,250 and $376,055 at January 31, 2009 and 2008, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Long-term debt - continued

Note payable to Zions First National Bank payable in monthly installments of $4,018 including interest at 7.5% through maturity in October 2012, secured by a certificate of deposit. In December 2008 the certificate of deposit was used to pay off the note balance. Principal balance at January 31, 2009 and 2008 is $0 and $191,726, respectively. Carrying amount of certificate of deposit that serves as collateral is $0 and $204,797 at January 31, 2009 and 2008, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended January 31,
2010	$77,064
2011	54,096
2012	13,775
2013	7,771
2014	5,156

157,862
Less current maturities	(77,064)

$80,798

NOTE 7 – Convertible promissory notes

May 2007 Convertible Notes:

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. Under the original note terms, the May 2007 Convertible Notes bore interest at 8%. Repayment of the May 2007 Convertible Notes began in February 2008 and consists of sixteen monthly principal payments of $259,375 plus accrued unpaid interest. On November 17, 2008 the Company did not have enough authorized capital to fulfill the conversion requests received from the holders of the May 2007 Convertible Notes and is in default on the note. The default interest rate on the note is increased to 15%.

Under the original note terms holders of the May 2007 Convertible Promissory Notes could have elected to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.65 per share. The Company may have elected to make repayments of the May 2007 Convertible Notes in cash or by the issuance of common stock of the Company. The conversion price for the monthly payments was the lesser of the fixed conversion price of $0.65 per share or 85% of the volume weighted average price for 10 trading days prior to the repayment date, but not less than $0.45 per share. Stock payment could not be made if the amount of shares to be issued would have exceed 33% of the aggregate daily trading volume for 7 trading days preceding the repayment date, unless waived by the holders of the May 2007 Convertible Notes. Stock payment could not be made if the holders of the May 2007 Convertible Notes owned more than 4.99% of the then outstanding common stock of the Company. In the event that a delay in delivery of exercised shares occurred, as defined in the subscription agreement, the Company agreed to pay liquidated damages of $100 per business day for each $10,000 of purchase price of shares subject to the delivery default. In the event that the Company failed to deliver the exercised shares within 7 business dates of the Delivery Date and the selling security holder purchases shares of common stock of the Company in an open market, then the Company owed in cash to the selling security holder the amount by which the selling security holders’ total purchase price including brokers’ commissions exceeded the aggregate purchase price of the shares issuable together with interest at 15% per annum.

The Company entered into the first modification agreement with the holders of the May 2007 Convertible Notes in February 2008 and then a second modification agreement in May 2008. The modification agreements were effective

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 – Convertible promissory notes - continued

May 2007 Convertible Notes - continued:

from February 2008 through July 2008. The modification agreements reduced the conversion prices in order to induce the note holders to convert the note into common stock. During the year ended January 31, 2009 the Company recorded debt conversion expense of $103,437 related to the modification agreements.

On August 27, 2008 the Company entered into the third modification agreement with the holders of the May 2007 Convertible Notes. The modification agreement increased the interest rate on the May 2007 Convertible Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May 2007 Convertible Notes to $0.05 per share. The Company recorded $67,700 of additional discounts on the May 2007 Convertible Notes for the reduction in the exercise price on the detachable common stock purchase warrants. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company may elect to make repayments of the May Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

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

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the May 2007 Convertible Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees, due diligence fee and $67,692 for the fair value of 338,461 common stock purchase warrants issued as a broker fee. The warrants have the same terms as the detachable common stock purchase warrants issued to the holders of the May 2007 Convertible Notes and there fair value was determine using the same assumptions. The Company reported $233,127 and $178,802 of interest expense relating to the deferred financing costs during the years ended January 31, 2009 and 2008, respectively.

The May 2007 Convertible Notes are reported net of discounts. Discounts were recorded for the detachable common stock purchase warrants as well as the beneficial conversion feature. The beneficial conversion feature recorded of $1,842,734 represents the difference between the conversion price and the fair market value of the common stock on the commitment date (May 11, 2007). The holders of the May 2007 Convertible Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.05 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The 6,769,228 detachable common stock purchase warrants were assigned a value of $1,421,538, estimated using the Black-Scholes valuation model. An additional $67,700 discount was recorded upon the reduction of the exercise prices of the detachable common stock purchase warrants in August 2008. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The discounts on the May 2007 Convertible Notes for the beneficial conversion feature and the detachable common stock purchase warrants are being amortized to interest expense, using the effective interest method, over the term of the May 2007 Convertible Notes. The Company reported $1,520,172 and $1,249,421 of interest expense relating to the beneficial conversion feature and the warrants discount during the years ended January 31, 2009 and 2008, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 – Convertible promissory notes - continued

May 2007 Convertible Notes - continued:

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

During the year ended January 31, 2009 the Company issued 150,585,301 shares of common stock and $407,349 of cash for the monthly payments and principal conversions on the May 2007 Convertible Notes. At January 31, 2009 the note holders have a balance of $831,226 of monthly payment amounts that have been deferred that are due on demand by the note holders.

The principal balance of the May 2007 Convertible Notes outstanding was $1,512,313 and $4,150,000 at January 31, 2009 and 2008, respectively. If settlement of the May 2007 Convertible Notes occurred on January 31, 2009 the Company would have been obligated to pay $1,512,313 principal payments, $48,977 accrued interest, and $831,226 deferred amount for a total of $2,392,516 in cash. If the settlement were completed by the issuance of common shares the conversion price at January 31, 2009 would have been $0.0015 per share for a total of 1,595,010,667 shares required to convert the notes, which is more than our unissued authorized capital at January 31, 2009.

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received were $372,434. The August 2008 Convertible Notes bear interest at 12%. In November 2008, the Company did not have enough authorized shares available for issuance to make any stock repayments on this note and is considered in default. The default interest rate is increased to 15%. Repayment of the August 2008 Convertible Notes begins in February 2009 with six monthly principal payments of $59,146 plus accrued unpaid interest and one final payment of $59,308 plus accrued unpaid interest. The entire balance of the August 2008 Convertible Notes and May 2007 Convertible Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August 2008 Convertible Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date. Stock payment cannot be made if the holders of the August 2008 Convertible Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. The Company may use the proceeds for lease payments, offering expenses and other designated purposes.

The August 2008 Convertible Notes are secured by all now owned and hereafter acquired right, title and interest of the Company in, to and in respect of all: Accounts, interests in goods represented by Accounts, returned, reclaimed or repossessed goods with respect thereto and rights as an unpaid vendor; contract rights; Chattel Paper; investment property; General Intangibles, Documents, Instruments, letters of credit, bankers’ acceptances or guaranties, cash moneys, deposits; securities, bank accounts, deposit accounts, credits and other property now or hereafter owned or held

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 – Convertible promissory notes - continued

August 2008 Convertible Notes - continued:

in any capacity by the Company, as well as agreements or property securing or relating to any of the items referred to above.

The Company incurred deferred financing costs of $41,750 in connection with the issuance of the August 2008 Convertible Notes. The Company reported $17,395 and $0 of interest expense relating to the deferred financing costs during the years ended January 31, 2009 and 2008, respectively.

The principal balance of the August 2008 Convertible Notes outstanding was $414,184 and $0 at January 31, 2009 and 2008, respectively. If settlement of the August 2008 Convertible Notes occurred on January 31, 2009 the Company would have been obligated to pay $414,184 principal payments and $23,489 accrued interest for a total of $437,673 in cash. If the settlement were completed by the issuance of common shares the conversion price at January 31, 2009 would have been $0.0015 per share for a total of 291,782,000 shares required to convert the notes, which is more than our unissued authorized capital at January 31, 2009.

Management considered the impact of Statement of Financial Accounting Standard No. 15 (“SFAS No. 15) and EITF 96-19 on the modification of the May 2007 Convertible Notes and the issuance of the August 2008 Convertible Notes and has determined that there has not been a troubled debt restructuring nor an extinguishment of the old May 2007 Convertible Note.

The following is a summary of the principal maturities of May 2007 Convertible Notes and August 2008 Convertible Notes:

Principal amount in default, due on demand	1,926,497
Plus deferred amounts due on demand	831,226
Less discounts for warrants and beneficial conversion feature	(477,292)

Current portion of convertible promissory notes	$2,280,431

NOTE 8 – Common stock

As of January 31, 2009, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.817 years and a weighted average exercise price of $0.417 per whole warrant for one common share.

Whole share purchase warrants outstanding at January 31, 2009 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2007	1,944,342	$1.50
Issued	7,107,689	0.75
Forfeited or expired	(984)	1.50

Outstanding, January 31, 2008	9,051,047	$0.91
Issued	-	-

Outstanding, January 31, 2009	9,051,047	$0.42
Exercisable, January 31, 2009	9,051,047	$0.42

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Common stock - continued

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

NOTE 9 – Stock-based compensation

The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 10,000,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 3,850,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2009 and 2008 are 7,775,000 and 10,000,000, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2009 and 2008 are 1,131,500 and 556,000, respectively.

On May 24, 2007, the Company granted 10,000 incentive stock options to an employee. The options have an exercise price of $1.11 per share and a term of 8.875 years. The options vest 50% on the grant date, 25% on October 6, 2007 and 25% on April 6, 2008.

On August 15, 2007, the Company granted 250,000 non-qualified stock options to an investor relations consultant in exchange for future services. The options have an exercise price of $0.45 per share and a term of 3 years. The options vest 25% every three month anniversary of the grant date.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9 - Stock-based compensation – continued

On May 21, 2008 the Company granted 425,000 non-qualified stock options to non-employee consultants and 3,050,000 incentive stock options to employees, officers and directors. The options have an exercise price of $0.22 per option. On June 26, 2008 the board eliminated the vesting period so the options would be fully vested effective on that date. The options have a life of ten years.

The following tables summarize the Company’s stock option activity under the 2007 and 2004 Stock Option Plans during the year ended January 31, 2009.

Incentive stock options to employees outstanding at January 31, 2009 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2008	1,930,000	$0.889

Granted	3,050,000	0.220
Forfeited	(126,875)	0.720
Expired	(1,698,625)	0.370

Outstanding, January 31, 2009	3,154,500	$0.528	8.50	$-

Exercisable, January 31, 2009	3,154,500	$0.528	8.50	$-

Non-qualified stock options to non-employee consultants outstanding at January 31, 2009 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2008	1,364,000	$1.013

Granted	425,000	0.220

Outstanding, January 31, 2009	1,789,000	$0.824	6.84	$-

Exercisable, January 31, 2009	1,789,000	$0.824	6.84	$-

The aggregate intrinsic value is calculated based on the January 31, 2009 stock price of $0.00181 per share.

A summary of the status of the Company’s nonvested shares as of January 31, 2009 and changes during the year ended January 31, 2009 is presented below: Incentive stock options granted to employees:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2008	782,250	$0.438
Granted	3,050,000	0.100
Forfeited	(126,875)	0.420
Vested	(3,705,375)	0.160

Nonvested at January 31, 2009	-	$-

Total fair value of options vested during the period
ended January 31, 2009		$593,952

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9– Stock-based compensation – continued

Non-qualified stock options granted to non-employee consultants:

		Weighted average
	Number of options	grant date fair value
Nonvested at January 31, 2008	463,500	$0.398
Granted	425,000	0.100
Vested	(888,500)	0.256

Nonvested at January 31, 2009	-	$-

Total fair value of options vested during the period
ended January 31, 2009		$227,015

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of stock option grants:

	Expected	Expected		Risk-free
Grant date	volatility	dividend yield	Expected term	interest rate	Forfeiture rate
May 24, 2007	60%	0%	5 years	4.56%	0%
August 15, 2007	60%	0%	3 years	4.31%	0%
May 21, 2008	90%	0%	5 years	3.09%	0%

The weighted average grant date fair value of the options granted during the years ended January 31, 2009 and 2008 was $0.10 and $0.13 per option, respectively. There were no options exercised during the years ended January 31, 2009 and 2008 and the period from inception (August 20, 2001) to January 31, 2009.

Share-based compensation expense is reported in our statement of operations as follows:

			From inception
	Twelve months	Twelve months	(August 20, 2001)
	ended	ended	to
	January 31, 2009	January 31, 2008	January 31, 2009
Geological and geophysical costs	$286,276	$154,862	$1,146,048
Salaries and benefits	252,364	188,888	663,035
Investor relations	37,604	14,896	52,500

	$576,244	$358,646	$1,861,583

At January 31, 2009 there is no unrecognized share-based compensation for all share-based awards outstanding.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10 – Income taxes

As of January 31 the deferred tax asset is as follows:

	January 31, 2009	January 31, 2008

Net operating loss carryforwards	$7,720,000	$6,316,000
Temporary book and tax depreciation differences	(61,000)	(20,000)
Temporary accrued expense differences	22,000	6,000
Temporary incentive stock option expense differences	332,000	132,000
Less valuation allowance	(8,013,000)	(6,434,000)

	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The change in the valuation allowance of $1,579,000 and $2,185,000 in the years ended January 31, 2009 and 2008 primarily represents the benefit of the change in net operating loss carry-forwards during the period.

The Company has federal and state net operating loss carry-forwards that are available to offset future taxable income. The schedule below shows the amounts and expiration dates for the net operating loss carry-forwards.

	January 31, 2009	January 31, 2008
Federal net operating loss carry-forwards:
Expiring January 31, 2025	$313,895	$313,895
Expiring January 31, 2026	2,785,529	2,785,529
Expiring January 31, 2027	4,652,642	4,652,642
Expiring January 31, 2028	3,285,552	3,285,552
Expiring January 31, 2029	5,302,980	5,316,835
Expiring January 31, 2030	3,718,999	-

Total Federal net operating loss carry-forwards	$20,059,597	$16,354,453

Arizona net operating loss carry-forwards:
Expiring January 31, 2009	$-	$313,895
Expiring January 31, 2010	2,785,529	2,785,529
Expiring January 31, 2011	4,652,642	4,652,642
Expiring January 31, 2012	3,047,057	3,285,552
Expiring January 31, 2013	5,271,738	5,316,835
Expiring January 31, 2014	3,718,999	-

Total Arizona net operating loss carry-forwards	$19,475,965	$16,354,453

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10 – Income taxes - continued

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended January 31, 2009 and 2008 is as follows:

	January 31, 2009	January 31, 2008

Income tax benefit at federal statutory rate	$(1,323,000)	$(1,802,000)
State income tax benefit, net of effect on federal taxes	(292,000)	(399,000)
Permanent differences and other (federal)	29,500	12,500
Permanent differences and other (state)	6,500	3,500
Increase in valuation allowance	1,579,000	2,185,000

Income tax expenses (benefit)	$-	$-

NOTE 11 – Related party transactions

The Company entered into the following transactions with related parties during the year ended January 31, 2009:

Paid or accrued $5,552 in rent. We rented an office from an officer on a month-to-month basis for $459 per month. Accrued $42,500 of unpaid wages to Jim Briscoe our President and CEO.

Receivable of $1,888 from Jim Briscoe our President and CEO, the receivable is due on demand and is non-interest bearing.

During the years ended January 31, 2009 and 2008, the Company incurred $599,566 and $543,337, respectively for reimbursement of subcontracting costs from the Elle Venture, a general partnership in which the Company is a 50% partner, pursuant to the subcontracting agreement to perform the duties as the Manager of the Elle Venture. Subcontracting costs reimbursed from Elle Venture are reported as a reduction of our geological and geophysical exploration costs.

The Company entered into an option agreement in April 2008 with JABA US Inc, an Arizona Corporation in which two directors of the Company are owners of JABA US Inc. The option agreement grants the Company the exclusive right and option to acquire a 100% undivided interest in 26 Federal lode mining claims in the East Silver Bell area northwest of Tucson, AZ, 33 Federal lode mining claims in the Walnut Creek area near Tombstone, AZ, and 2 private parcels in the Beatty area of Nevada. In the event that there is a commencement of commercial production a royalty ranging from 2% to 10% of net smelter returns will be payable to JABA US Inc. The Company is required to maintain the claims in good standing and pay the annual rentals of up to $8,000 during the option period which ends no later than January 1, 2011. The Company agrees to make $175,000 in exploration expenditures on or before dates to be determined by the Company, but no later than January 1, 2011. In September 2008 the Company assigned their option to explore the Beatty area claims to NPX Metals Inc, a privately owned company, in exchange for $100,000 cash and 100,000 shares of NPX Metals Inc. common stock valued at $25,000. No exploration expenditures have been paid or incurred during the year ended January 31, 2009. During the year ended January 31, 2009 annual rentals of $7,375 were paid to extend the life of the 33 Federal lode mining claims through September 2009.

The Company owns common stock in Mayo Gold Explorations, a privately owned corporation in which our President and CEO is a board member. The investment is recorded on the cost method. At January 31, 2009 and 2008 the investment balance is $25,000 and $0, respectively, and is reported on the balance sheet as other assets.

The Company entered into the following transactions with related parties during the year ended January 31, 2008:

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

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $25 to $200 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. Rentals for the period from September 1, 2008 through September 1, 2009 of $133,750 have been paid. The estimated state rentals due by November 30, 2009 for the period from September 1, 2009 through September 1, 2010 are $133,750. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12 – Commitments - continued

In November 2006, the Company began renting its previous office space. The lease requires monthly payments of $3,789. In September 2008 the Company exercised its option to renew the lease for an additional two year term at an increase of 3.5% in rent per year. During the year ended January 31, 2009 and 2008 the Company recognized rent expense of $45,468 and $44,188, respectively, related to this lease. In January 2009 the Company vacated the premises. The landlord has not released the Company from its obligations related to the two year renewal. Future minimum lease payments under this noncancelable lease for the twelve months ended January 31, 2010 are $45,907 and the twelve months ended January 31, 2011 are $38,256.

The Company entered into a vehicle lease in October 2005. The lease requires a down payment of $5,458 and monthly payments of $392 through March 2009. For the years ended January 31, 2009 and 2008 the Company recognized rent expense of $4,700 for each year related to this lease. Future minimum lease payments under this noncancelable lease for the twelve months ended January 31, 2010 are $1,175.

NOTE 13 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2009 were as follows:

Issued 30,000 shares of common stock valued at $9,000 of debt conversion expense to investors who participated in the first modification agreement to the May 2007 Convertible Notes.

Issued 150,585,301 shares of common stock as repayment of $1,520,234 principal portion and $319,277 interest portion of the monthly payments on the May 2007 Convertible Notes.

Recorded $94,437 of debt conversion expense for additional discount to original conversion price extended to the holders of the May 2007 Convertible Notes as an inducement to convert.

Recorded $67,700 additional discount on the May 2007 Convertible Notes for the reduction in the exercise price of the detachable stock purchase warrants.

Stock option compensation recorded at $576,244 for options issued to employees and consultants.

Reported $25,000 of other income from the receipt of 100,000 shares of common stock included in “Other assets” in the accompanying financial statements from NPX Metals Inc. for assignment of our rights to the exploration of the Beatty claims pursuant to our option agreement with JABA US, Inc.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13 – Supplemental disclosures with respect to cash flows - continued

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2008 – continued:

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

NOTE 15 – Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable and a capital lease obligation. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short-term maturities or respective interest rates.

NOTE 16 – Going concern

The Company is in the exploration stage, has incurred losses from operations, requires additional funds for further exploratory activity prior to attaining a revenue generating status, and is in default on its convertible promissory notes. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2009.

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financings or joint venture agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Item 9A(T). Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our management with the participation of our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer and principal executive officer, Mr. James Briscoe conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer and principal executive officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of January 31, 2009, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Item 9B. Other Information.

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director	67	February 3, 2004
Gary Musil	Secretary and Director	58	October 23, 2003
John Guilbert	Director	77	February 5, 2004

James Briscoe - Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board and Director

Mr. Briscoe was appointed as our Chief Executive Officer, President, Chairman and a director on February 3, 2004. Mr. Briscoe became the interim Chief Financial Officer on July 31, 2008. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. From 1996 to April 2005, Mr. Briscoe was the Vice President of Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe was also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. and President of Compania Minera JABA, S.A. de C.V. in Mexico. Compania Minera JABA, S.A. de C.V. is no longer active and is in the process of dissolution. During the periods of time indicated below, Mr. Briscoe served in the positions listed for the following two Canadian public companies:

Company	Title	From	To

1. Excellon	VP Exploration	April 1994	January 1996
2. JABA Inc.	CEO	January 1980	April 2005

Gary Musil – Secretary and Director

Mr. Gary Musil was appointed as one our directors on October 23, 2003 and is presently our corporate Secretary. Mr. Musil was our Chief Executive Officer and Chief Financial Officer from October 23, 2003 to February 3, 2004. Mr. Musil has more than 30 years of management and financial consulting experience. Mr. Musil has served as an officer and director on numerous public mining companies since 1988. This experience has resulted in his overseeing exploration projects in Peru, Chile, Eastern Europe (Slovak Republic), British Columbia, Ontario, Quebec and New Brunswick (Canada). Prior to this, he was employed for 15 years with Dickenson Mines Ltd. and Kam-Kotia Mines Ltd. as a controller for the producing silver/lead/zinc mine in the interior of British Columbia, Canada. Mr. Musil currently serves as an officer/director of four TSX Venture Exchange public companies in Canada. Mr. Musil has been the President, Chief Executive Officer, Chief Financial Officer and a director of International Montoro Resources Inc., a TSX Venture company and a reporting issuer in Canada, since February 1999. Mr. Musil has been the chief financial officer and secretary and a director of Belmont Resources Inc., a TSX Venture company and a reporting issuer in Canada, since August 1992. Mr. Musil has been the chief financial officer and a director of Megastar Development Corp, a TSX Venture company and a reporting issuer in Canada, since July 2006. Mr. Musil has been the Chief Financial Officer and secretary of Highbank Resources Ltd., a TSX Venture company and a reporting issuer in Canada, since December 1988.

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

Board and Committee Meetings

The board of directors of our company held thirteen formal meetings in the year ended January 31, 2009 and seven formal meetings in the year ended January 31, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the year ended January 31, 2009. Shareholders may contact our President, Jim Briscoe, to recommend nominees to our board of directors.

For the year ended January 31, 2009 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors, James Briscoe, Gary Musil, and John Guilbert. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During fiscal years ended January 31, 2009 and January 31, 2008, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its board of directors or audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, or who is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on March 13, 2004 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Liberty Star Uranium & Metals Corp., 5610 E Sutler Ln, Tucson, Arizona 85712.

Item 11.           EXECUTIVE COMPENSATION.

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)(2)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
James Briscoe Principal Executive Officer, President, CEO, Chairman and Director	2009 2008	85,000 120,000	Nil 28,385	Nil Nil	30,000(3) Nil	Nil Nil	Nil Nil	42,500(8) Nil	$157,500 $148,385
Jon Young Former Principal Financial Officer, CFO, Director, and Treasurer	2009 2008	18,000 36,000	Nil Nil	Nil Nil	10,000(4) Nil	Nil Nil	Nil Nil	10,200(9) Nil	$38,200 $36,000
Gary Musil Secretary and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	15,000(5) Nil	Nil Nil	Nil Nil	Nil Nil	$15,000 Nil
David Boyer Former Manager Arizona Exploration	2009 2008	52,500 91,667	Nil 1,461	Nil Nil	50,000(6) Nil	Nil Nil	Nil Nil	Nil Nil	$102,500 $93,128

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)(2)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
Erik Murdock Geologist and GIS Specialist	2009 2008	59,625 77,450	Nil Nil	Nil Nil	35,000(7) 2,000(7)	Nil Nil	Nil Nil	Nil Nil	$94,625 $79,450

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)

The Company granted options on April 6, 2006 that are exercisable at a price of $1.11 per share until April 6, 2016, and vest on the basis of 25% of the options on each of the 6 month anniversaries from the date of granting. The Company also granted options on December 8, 2006, and are exercisable at a price of $0.72 per share until December 8, 2016, and vest on the basis of 25% of the options on each of the 6 month anniversaries from the date of granting. The Company granted options on May 24, 2007 that are exercisable at a price of $1.11 per share until April 6, 2006, and vest on the basis of 50% on the grant date, 25% on October 6, 2007 and another 25% on April 6, 2008. The Company granted options on May 21, 2008 that are exercisable at a price of $0.22 per share until May 21, 2018, and vested 100% on June 26, 2008.

(3)

Mr. Briscoe was awarded 300,000 incentive stock options on May 21, 2008 with a grant date fair value of $0.10 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(4)

Mr. Young was awarded 100,000 incentive stock options on May 21, 2008 with a grant date fair value of $0.10 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(5)

Mr. Musil was awarded 150,000 incentive stock options on May 21, 2008 with a grant date fair value of $0.10 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(6)

Mr. Boyer was awarded 500,000 incentive stock options on May 21, 2008 with a grant date fair value of $0.10 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements. All of Mr. Boyer’s options were forfeited or cancelled after his termination of employment.

(7)

Mr. Murdock was awarded 350,000 incentive stock options on May 21, 2008 with a grant date fair value of $0.10 per share and 10,000 incentive stock options on May 24, 2007 with a grant date fair value of $0.20 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

(8)	Mr. Briscoe’s other compensation represents accrued and unpaid wages at January 31, 2009.

(9)	Mr. Young’s other compensation represents consulting fees paid to Mr. Young after he terminated his position as Chief Financial Officer and Director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James Briscoe	300,000	Nil	Nil	$0.22	5/21/2018	Nil	Nil	Nil	Nil
Jon Young	100,000	Nil	Nil	$0.22	5/21/2018	Nil	Nil	Nil	Nil
Jon Young	120,000	Nil	Nil	$1.678	12/27/2014	Nil	Nil	Nil	Nil
Jon Young	75,000	Nil	Nil	$1.11	4/6/2016	Nil	Nil	Nil	Nil
Jon Young	215,000	Nil	Nil	$0.72	12/8/2016	Nil	Nil	Nil	Nil
Gary Musil	150,000	Nil	Nil	$0.22	5/21/2018	Nil	Nil	Nil	Nil
Gary Musil	17,000	Nil	Nil	$1.678	12/27/2014	Nil	Nil	Nil	Nil
Gary Musil	21,000	Nil	Nil	$1.11	4/6/2016	Nil	Nil	Nil	Nil
David Boyer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Erik Murdock	350,000	Nil	Nil	$0.22	5/21/2018	Nil	Nil	Nil	Nil
Erik Murdock	275,000	Nil	Nil	$0.72	12/8/2016	Nil	Nil	Nil	Nil
Erik Murdock	10,000	Nil	Nil	$1.11	4/6/2016	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of January 31, 2009 we had two compensation plans in place, entitled "2004 Stock Option Plan" and “2007 Stock Option Plan”. These plans have not been approved by our security holders.

Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2009	Weighted-average exercise price of outstanding options as at January 31, 2009	Number of securities remaining available for further issuance as at January 31, 2009
3,850,000	2,718,500	$0.97	1,131,500
10,000,000	2,225,000	$0.22	7,775,000

On May 21, 2008 the Company granted 425,000 non-qualified stock options to non-employee consultants and 3,050,000 incentive stock options to employees, officers and directors. The options have an exercise price of $0.22 per option. On June 26, 2008 the board eliminated the vesting period so the options would be fully vested effective on that date. The options have a life of ten years.

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

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)(2)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
John Guilbert	Nil	Nil	10,000	Nil	Nil	Nil	$10,000

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)

Mr. Guilbert was awarded 100,000 options on May 21, 2008 with a grant date fair value of $0.10 per share. The assumptions used to determine the grant date fair value can be found in Note 9 to our audited consolidated financial statements.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 31, 2009 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of January 31, 2009, we had outstanding 193,946,706 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	8,750,000 (2)	4.5%
Jon Young 1985 E River Road Tucson AZ 85718 USA	Nil	0%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	Nil	0%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	Nil	0%
Cede & Company PO Box 20 Bowling Green Station New York, NY 10274	183,538,934	94.6%
Directors and Executive Officers as a Group	8,750,000	4.5%

(1)

Based on 193,946,706 shares of common stock issued and outstanding as of January 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	These shares are held by Alaska Star Minerals LLC. James Briscoe beneficially owns 100% of the membership interest in Alaska Star Minerals LLC.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Director Independence

We have no directors who meet the definition set forth in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as a personal other than an executive officer or employee of the company, or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.           Principal Accountants Fees and Services.

Audit Fees

For the fiscal year ended January 31, 2009, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $80,086. For the fiscal year ended January 31, 2008, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB and for the reviews of our consolidated financial statements included on Forms 10-QSB were $103,358.

Audit Related Fees

For the fiscal year ended January 31, 2009, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0. For the fiscal year ended January 31, 2008, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $3,414.

Tax Fees

For the fiscal years ended January 31, 2009 and 2008, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0 in both years.

All Other Fees

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

Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(3)
3.3	Certificate of Change to Authorized Capital(2)
3.4	Articles of Merger(2)
10.10	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and XState Resources Limited (4)
10.11	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and XState Resources Limited (5)
10.12	Form of Securities Purchase Agreement for May 11, 2007 Senior Unsecured Convertible Promissory Notes (6)
10.13	Form of Convertible Promissory Note for May 11, 2007 Senior Unsecured Convertible Promissory Notes (6)
10.14	Form of Common Stock Purchase Warrant for May 11, 2007 Senior Unsecured Convertible Promissory Notes (6)
10.15	List of Subscribers for May 11, 2007 Senior Unsecured Convertible Promissory Notes (6)
10.16	Modification Agreement to the Senior Unsecured Convertible Promissory Notes (7)
10.17	Form of Second Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on May 11, 2008 (8)
10.18	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (9)
10.19	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (10)
10.20	Form of Secured Convertible Promissory Notes dated August 28, 2008 (10)
10.21	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (10)
10.22	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (10)
14.1	Code of Ethics(2)
21.1	Subsidiaries: Big Chunk Corp.

Exhibit Number	Description of Exhibit
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.

(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 23, 2008.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 23, 2008.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 31, 2008.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By: /s/ James Briscoe
James A. Briscoe
Chief Executive Officer, President and Director
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 15, 2009

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Briscoe
James A. Briscoe
Chief Executive Officer, President and Director
Chief Financial Officer (Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 15, 2009

By: /s/ Gary Musil
Gary Musil
Secretary and Director
Dated: May 15, 2009

By: /s/ John Guilbert
Dr. John Guilbert
Director
Dated: May 15, 2009