Form 10-Q
period 2009-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2009-06-11
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 196,406,298 common shares issued and outstanding as of June 8, 2009.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2009	January 31, 2009
	(Unaudited)	(Audited)
Current:
Cash and cash equivalents	$17,155	$63,250
Prepaid expenses and supplies	177,640	192,887
Due from related parties	-	1,888
Total current assets	194,795	258,025

Property and equipment, net	722,345	826,523
Certificates of deposit	3,000	3,000
Deferred financing charges, net	22,905	87,276
Investment in Elle Venture	-	-
Other assets	50,000	50,000

Total assets	$993,045	$1,224,824

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$69,826	$77,064
Convertible promissory notes, net of discounts	2,679,866	2,280,431
Accounts payable and accrued liabilities	82,622	44,219
Accrued wages to related party	55,000	42,500
Accrued interest	141,818	72,466
Total current liabilities	3,029,132	2,516,680

Long-term debt, net of current portion	84,735	80,798

Total liabilities	3,113,867	2,597,478

Stockholders’ equity (deficit)
Common stock - $.001 par value; 200,000,000 shares authorized;
193,946,706 and 193,946,706 shares issued and outstanding	193,947	193,947
Additional paid-in capital	23,527,939	23,527,939
Deficit accumulated during the exploration stage	(25,842,708)	(25,094,540)
Total stockholders’ equity (deficit)	(2,120,822)	(1,372,654)

Total liabilities and stockholders’ equity (deficit)	$993,045	$1,224,824

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

						Cumulative from
						date of inception
		For the three		For the three		(August 20, 2001)
		months ended		months ended		to
		April 30, 2009		April 30, 2008		April 30, 2009
Revenues		$-		$-		$-

Expenses:
Geological and geophysical costs		392		127,201		10,852,038
Salaries and benefits		50,114		135,601		2,056,859
Accounting and auditing		36,951		52,924		877,814
Public relations		-		35,613		673,224
Depreciation		59,470		72,097		588,258
Legal		3,878		17,142		595,735
Professional services		-		-		143,992
General and administrative		48,387		49,223		1,486,319
Travel		-		-		137,596
Impairment loss		-		-		15,907,500
Net operating expenses		199,192		489,801		33,319,335

Loss from operations		(199,192)		(489,801)		(33,319,335)

Other income (expense):
Interest income		15		5,602		196,953
Interest expense		(543,268)		(513,661)		(4,319,159)
Debt conversion expense		-		(9,000)		(103,437)
Loss on sale of assets		(5,723)		-		(30,991)
Other income		-		-		225,390
Income from Elle Venture		-		-		300,000
Foreign exchange gain		-		-		505
Gain on settlement of debt to related party		-		-		7,366
Total other income (expense)		(548,976)		(517,059)		(3,723,373)

Loss before income taxes		(748,168)		(1,006,860)		(37,042,708)

Income tax expense		-		-		-

Net loss	$	(748,168)	$	(1,006,860)	$	(37,042,708)

Basic and diluted net loss per share of common
stock	$	(0.00)	$	(0.02)	$	(0.83)

Basic and diluted weighted average number of
shares of common stock outstanding		193,946,706		44,590,840		44,675,534

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit	Total
					accumulated during	stockholders’
	Common stock		Additional paid-in		the exploration	equity
	Shares	Amount	capital		stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-	$-
Common stock issued for cash	20,000,000	20,000	80,000		-	100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-		(132,602)	(132,602)
Balance, January 31, 2004	20,000,000	20,000	80,000		(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500		-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000		-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400		-	2,000,000
Options issued for services	-	-	94,350		-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)		11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250		(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845		-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)		-	-
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093		(11,952,591)	1,019,491
Issuance of common stock private placement	256,637	256	289,744		-	290,000
Issuance of common stock private placement	8,850	9	9,991		-	10,000
Issuance of common stock	3,696,895	3,697	2,242,298			2,245,995
Issuance of common stock for services	150,000	150	92,850			93,000
Expenses of common stock issuance	-	-	(320,000)		-	(320,000)
Options granted to consultants	-	-	610,560		-	610,560
Options granted to employees	-	-	221,783		-	221,783
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319		(15,220,539)	902,881
Issuance of common stock	1,718,799	1,719	1,072,698		-	1,074,417
Issuance of common stock for services	112,000	112	54,428		-	54,540
Issuance of common stock for conversion of promissory note	399,537	399	259,300		-	259,699
Options granted to employees and consultants	-	-	358,646		-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)	(5,697,935)
Balance, January 31, 2008	43,331,405	43,331	21,091,663		(20,918,474)	216,520
Issuance of common stock for conversion or payment of
promissory note	150,585,301	150,586	1,688,925		-	1,839,511
Issuance of common stock for inducement to convert
promissory note	30,000	30	8,970		-	9,000
Reduction of conversion price for inducement to convert
promissory note	-	-	94,437		-	94,437
Stock based compensation	-	-	576,244		-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700		-	67,700
Net loss for the year ended January 31, 2009	-	-	-		(4,176,066)	(4,176,066)
Balance, January 31, 2009	193,946,706	193,947	23,527,939		(25,094,540)	(1,372,654)
Net loss for the three months ended April 30, 2009	-	-	-		(748,168)	(748,168)
Balance, April 30, 2009	193,946,706	$193,947	$23,527,939	$	(25,842,708)	$(2,120,822)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

						Cumulative from
						date of inception
		For the three		For the three		(August 20, 2001)
		months ended		months ended		to
		April 30, 2009		April 30, 2008		April 30, 2009
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(748,168)	$	(1,006,860)	$	(37,042,708)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		59,470		72,097		589,269
Amortization of deferred financing charges		64,371		53,986		477,374
Amortization of discount on convertible promissory notes		399,435		376,870		3,186,423
Mineral claim costs		-		-		343,085
Impairment loss		-		-		15,907,500
Loss (gain) on sale of fixed asset		5,723		-		30,991
Share based compensation		-		97,377		1,767,233
Share based payments		-		187,022		554,953
Changes in assets and liabilities:
Prepaid expenses and supplies		15,247		(28,743)		(89,790)
Other current assets		-		-		(7,875)
Deposits		-		10,536		-
Certificates of deposit		-		-		(11,435)
Other assets		-		-		(25,000)
Accounts payable and accrued expenses		38,403		(157,991)		76,607
Accrued wages related party		12,500		-		55,000
Accrued interest		69,352		(225,484)		141,818
Net cash used in operating activities		(83,667)		(621,190)		(14,046,555)

Cash flows from investing activities:
Proceeds from the sale of fixed asset		38,985		-		100,071
Proceeds from redemption of certificate of deposit		-		-		213,232
Purchase of certificate of deposit		-		(2,292)		(204,797)
Purchase of equipment		-		(74,700)		(1,098,950)
Net cash provided by (used in) investing activities		38,985		(76,992)		(990,444)

Cash flows from financing activities:
Principal activity on long-term debt		(3,301)		(26,489)		(341,992)
Principal activity on capital lease obligation		-		(2,760)		(39,298)
Principal activity on convertible promissory notes		-		(286,227)		(286,227)
Net (advances) repayments from related parties		1,888		224,911		-
Proceeds from the issuance of common stock, net of expenses		-		-		11,140,074
Proceeds from the sale of convertible promissory notes		-		-		4,382,672
Proceeds from long-term debt		-		-		198,925
Net cash provided by (used in) financing activities		(1,413)		(90,565)		15,054,154

Net increase (decrease) in cash and cash equivalents for period		(46,095)		(788,747)		17,155

Cash and cash equivalents, beginning of period		63,250		1,265,187		-

Cash and cash equivalents, end of period		$17,155		$476,440		$17,155

Interest paid during the period		$10,110		$130,321		$185,570

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

These condensed consolidated financial statements include the results of operations and cash flows of Liberty Star Uranium & Metals Corp. and it’s wholly owned subsidiaries, Big Chunk and Redwall, from the dates of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and debt. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, may not be available on reasonable terms, or the Company may be prevented from obtaining further financings because of restrictions that apply to it pursuant to the Unsecured Convertible Promissory Notes discussed in Note 6.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2009 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2009 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At April 30, 2009 and January 31, 2009, the amount of cash in bank deposit accounts that exceeded federally insured limits of $250,000 was approximately $0 and $0, respectively.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method, which approximates the effective interest method, over the life of the related debt instrument and is included in interest expense. At April 30, 2009 and January 31, 2009 the Company has capitalized deferred finance charges of $473,213 and $474,288, respectively, and accumulated amortization of debt issuance costs was $450,308 and $387,012, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At April 30, 2009 and January 31, 2009 the Company has recorded discounts on convertible promissory notes of $3,082,656 and $3,082,656, respectively and accumulated amortization of discounts on convertible promissory notes was $3,004,799 and $2,605,364, respectively.

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

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at April 30, 2009 and January 31, 2009.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At April 30, 2009 and January 31, 2009, there were 13,694,547 and 13,994,547, respectively, potentially dilutive instruments outstanding. Additionally, at April 30, 2009 and January 31, 2009 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 1,073,904,074 and 1,886,792,667 shares, respectively, required to convert the notes. At April 30, 2009 and January 31, 2009 there are only 200,000,000 shares authorized. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165 “Subsequent Events”. This statement was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This statement sets forth the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies – continued

Recently issued accounting standards - continued

The provisions of SFAS No. 165 are effective for financial periods ending after June 15, 2009. The Company does not believe that the adoption of SFAS No. 165 will have a material effect on its results of operations or financial position.

In June 2008, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force issued EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. This issue applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or is potentially settled in an entity’s own stock. An entity shall use a two step approach to evaluate whether a financial instrument or embedded feature is indexed to its own stock and those that meet the criteria will be re-evaluated to determine any adjustment to the fair value of the instrument or embedded feature. The issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF 07-5 did not have a material effect on the Company’s results of operations or financial position.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 160 did not have a material effect on the Company’s results of operations or financial position.

NOTE 4 – Mineral claims

At April 30, 2009 the Company held a 100% interest in 1,775 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At April 30, 2009 the Company held a 50% interest in standard Federal lode mining claims covering 3 breccia pipe targets on the Colorado Plateau Province of Northern Arizona. These claims are owned through the Elle Venture, a general partnership in which the Company is a 50% partner.

At April 30, 2009 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At April 30, 2009 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). At April 30, 2009 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 4 – Mineral claims – continued

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, titles to all properties are in good standing as of April 30, 2009.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets are:

	April 30, 2009	January 31, 2009
Geology equipment	$418,802	$418,802
Drilling equipment	538,400	538,400
Vehicles and transportation equipment	180,341	254,859
Office furniture and equipment	68,425	68,425
	1,205,968	1,280,486
Less accumulated depreciation and amortization	(483,623)	(453,963)

	$722,345	$826,523

NOTE 6 – Convertible promissory notes

May 2007 Convertible Notes:

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. Under the original note terms, the May 2007 Convertible Notes bore interest at 8%. Repayment of the May 2007 Convertible Notes began in February 2008 and consists of sixteen monthly principal payments of $259,375 plus accrued unpaid interest. On November 17, 2008 the Company did not have enough authorized capital to fulfill the conversion requests received from the holders of the May 2007 Convertible Notes and is in default on the notes. The default interest rate on the notes is increased to 15%.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes - continued

May 2007 Convertible Notes - continued:

On August 27, 2008 the Company entered into the third modification agreement with the holders of the May 2007 Convertible Notes. The modification agreement increased the interest rate on the May 2007 Convertible Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May 2007 Convertible Notes to $0.05 per share. The Company recorded $67,700 of additional discounts on the May 2007 Convertible Notes for the reduction in the exercise price on the detachable common stock purchase warrants. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company was unable to make the monthly payments beginning in February 2009 and is still in default on the note. The Company may elect to make repayments of the May Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

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

The Company incurred deferred financing costs of $457,454 in connection with the issuance of the May 2007 Convertible Notes. The deferred financing costs consist of $389,762 paid for broker fees, legal fees, due diligence fee and $67,692 for the fair value of 338,461 common stock purchase warrants issued as a broker fee. The warrants have the same terms as the detachable common stock purchase warrants issued to the holders of the May 2007 Convertible Notes and its fair value was determined using the same assumptions. The Company reported $53,933 and $53,986 of interest expense relating to the deferred financing costs during the three months ended April 30, 2009 and 2008, respectively.

The May 2007 Convertible Notes are reported net of discounts. Discounts were recorded for the detachable common stock purchase warrants as well as the beneficial conversion feature. The beneficial conversion feature recorded of $1,842,734 represents the difference between the conversion price and the fair market value of the common stock on the commitment date (May 11, 2007). The holders of the May 2007 Convertible Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.05 and a life of 5 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share. The 6,769,228 detachable common stock purchase warrants were assigned a value of $1,421,538, estimated using the Black-Scholes valuation model. An additional $67,700 discount was recorded upon the reduction of the exercise prices of the detachable common stock purchase warrants in August 2008. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 5 years, risk-free rate of 4.56%, volatility of 60%, and dividend yield of zero. The discounts on the May 2007 Convertible Notes for the beneficial conversion feature and the detachable common stock purchase warrants are being amortized to interest expense, using the effective interest method, over the term of the May 2007 Convertible Notes. The Company reported $399,435 and $376,870 of interest expense relating to the beneficial conversion feature and the warrants discount during the three months ended April 30, 2009 and 2008, respectively.

During the three months ended April 30, 2009 there were no payments made on the May 2007 Convertible Notes and no conversions into shares of common stock. At April 30, 2009 the note holders have a balance of $831,226 of monthly payment amounts that have been deferred that are due on demand by the note holders.

During the year ended January 31, 2009 the Company issued 150,585,301 shares of common stock and $407,349 of cash for the monthly payments and principal conversions on the May 2007 Convertible Notes. At January 31, 2009 the note holders have a balance of $831,226 of monthly payment amounts that have been deferred that are due on demand by the note holders.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes - continued

May 2007 Convertible Notes - continued:

The principal balance of the May 2007 Convertible Notes outstanding was $1,512,313 at April 30, 2009 and January 31, 2009. If settlement of the May 2007 Convertible Notes occurred on April 30, 2009 the Company would have been obligated to pay $1,512,313 principal payments, $103,178 accrued interest, and $831,226 deferred amount for a total of $2,446,717 in cash. If the settlement were completed by the issuance of common shares the conversion price at April 30, 2009 would have been $0.0027 per share for a total of 906,191,481 shares required to convert the notes, which is more than our unissued authorized capital at April 30, 2009.

At April 30, 2009 and January 31, 2009 the Company was in default on the May 2007 Convertible Notes and the entire obligation is classified as a current liability on the accompanying financial statements for the periods then ended.

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received were $372,434. The August 2008 Convertible Notes bear interest at 12%. In November 2008, the Company did not have enough authorized shares available for issuance to make any stock repayments on this note and is considered in default. The default interest rate is increased to 15%. Repayment of the August 2008 Convertible Notes was to begin in February 2009 with six monthly principal payments of $59,146 plus accrued unpaid interest and one final payment of $59,308 plus accrued unpaid interest. The Company was unable to make the monthly payments beginning in February 2009 and is in default on the note. The default interest rate is 15%. The entire balance of the August 2008 Convertible Notes and May 2007 Convertible Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August 2008 Convertible Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date. Stock payment cannot be made if the holders of the August 2008 Convertible Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. The Company may use the proceeds for lease payments, offering expenses and other designated purposes.

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

The Company incurred deferred financing costs of $41,750 in connection with the issuance of the August 2008 Convertible Notes. The Company reported $10,438 and $0 of interest expense relating to the deferred financing costs during the three months ended April 30, 2009 and 2008, respectively.

The principal balance of the August 2008 Convertible Notes outstanding was $414,184 at April 30, 2009 and January 31, 2009. If settlement of the August 2008 Convertible Notes occurred on April 30, 2009 the Company would have been obligated to pay $414,184 principal payments and $38,640 accrued interest for a total of $452,824 in cash. If the settlement were completed by the

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes - continued

issuance of common shares the conversion price at April 30, 2009 would have been $0.0027 per share for a total of 167,712,593 shares required to convert the notes, which is more than our unissued authorized capital at April 30, 2009. At April 30, 2009 and January 31, 2009 the Company was in default on the August 2008 Convertible Notes and the entire obligation is classified as a current liability on the accompanying financial statements for the periods then ended.

Management considered the impact of Statement of Financial Accounting Standard No. 15 (“SFAS No. 15) and EITF 96-19 on the modification of the May 2007 Convertible Notes and the issuance of the August 2008 Convertible Notes and has determined that there has not been a troubled debt restructuring nor an extinguishment of the old May 2007 Convertible Note.

The following is a summary of the principal maturities of May 2007 Convertible Notes and August 2008 Convertible Notes:

Principal amount in default, due on demand	1,926,497
Plus deferred amounts due on demand	831,226
Less discounts for warrants and beneficial conversion feature	(77,857)

Convertible promissory notes	$2,679,866

NOTE 7 – Long-term Debt

Notes payable to Chase Bank payable in aggregate monthly installments of $1,971 including interest at fixed rates of 8.9% to 9.9% maturing at various dates through September 2013, secured by liens on vehicles. Principal balances at April 30, 2009 and January 31, 2009 are $60,659 and $61,925, respectively. Carrying amount of vehicles that serve as collateral is $68,016 and $73,793 at April 30, 2009 and January 31, 2009, respectively.

Note payable to Atlas Copco payable in three monthly installments of $1,200 beginning April 2009 and eighteen monthly installments of $5,537 beginning July 2009. Monthly installments include interest at a fixed rate of 9% through maturity in December 2010, secured by a lien on equipment. Principal balance at April 30, 2009 and January 31, 2009 is $93,902 and $95,937, respectively. Carrying amount of equipment that serves as collateral is $278,799 and $298,250 at April 30, 2009 and January 31, 2009, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended April 30,
2010	$69,826
2011	62,343
2012	12,368
2013	7,368
2014	2,656

154,561
Less current maturities	(69,826)

$84,735

NOTE 8 – Common stock

During the three months ended April 30, 2009 there were 300,000 vested incentive stock options that were cancelled. At April 30, 2009 and January 31, 2009 there were 2,854,500 and 3,154,500 incentive stock options outstanding, respectively. At April 30, 2009 and January 31, 2009 there were 1,789,000 non-qualified stock options outstanding.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 8– Common stock - continued

As of April 30, 2009, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.573 years and a weighted average exercise price of $0.417 per whole warrant for one common share. Whole share purchase warrants outstanding at April 30, 2009 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2008	9,051,047	$0.91
Issued	-	-

Outstanding, January 31, 2009	9,051,047	$0.42
Issued	-	-

Outstanding, April 30, 2009	9,051,047	$0.42
Exercisable, April 30, 2009	9,051,047	$0.42

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 9 – Related party transactions

The Company entered into the following transactions with related parties during the period ended April 30, 2009:

Paid or accrued $1,378 in rent. We rented an office from an officer on a month-to-month basis for $459 per month.

Collected $1,888 receivable from Jim Briscoe our President and CEO.

The Company entered into the following transactions with related parties during the period ended April 30, 2009 continued:

Accrued $55,000 of unpaid wages to Jim Briscoe our President and CEO.

Received $4,489 reimbursement from Elle Venture pursuant to the cancelled subcontracting agreement to reimburse the Company for legal fees and contracted services related to the operation of the Elle Venture.

The Company entered into the following transactions with related parties during the year ended January 31, 2009:

Paid or accrued $5,552 in rent. We rented an office from an officer on a month-to-month basis for $459 per month.

Accrued $42,500 of unpaid wages to Jim Briscoe our President and CEO.

Receivable of $1,888 from Jim Briscoe our President and CEO. The receivable is due on demand and is non-interest bearing.

During the year ended January 31, 2009 the Company incurred $599,566 for reimbursement of subcontracting costs from the Elle Venture, a general partnership in which the Company is a 50% partner, pursuant to the subcontracting agreement to perform the duties as the Manager of the Elle Venture. Subcontracting costs reimbursed from Elle Venture are reported as a reduction of our geological and geophysical exploration costs.

The Company entered into an option agreement in April 2008 with JABA US Inc, an Arizona Corporation in which two directors of the Company are owners of JABA US Inc. The option agreement grants the Company the exclusive right and option to acquire a 100% undivided interest in 26 Federal lode mining claims in the East Silver Bell area northwest of Tucson, AZ, 33 Federal lode

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 9 – Related party transactions - continued

mining claims in the Walnut Creek area near Tombstone, AZ, and 2 private parcels in the Beatty area of Nevada. In the event that there is a commencement of commercial production a royalty ranging from 2% to 10% of net smelter returns will be payable to JABA US Inc. The Company is required to maintain the claims in good standing and pay the annual rentals of up to $8,000 during the option period which ends no later than January 1, 2011. The Company agrees to make $175,000 in exploration expenditures on or before dates to be determined by the Company, but no later than January 1, 2011. In September 2008 the Company assigned their option to explore the Beatty area claims to NPX Metals Inc, a privately owned company, in exchange for $100,000 cash and 100,000 shares of NPX Metals Inc. common stock valued at $25,000. No exploration expenditures have been paid or incurred during the year ended January 31, 2009. During the year ended January 31, 2009 annual rentals of $7,375 were paid to extend the life of the 33 Federal lode mining claims through September 2009.

The Company owns common stock in Mayo Gold Explorations, a privately owned corporation in which our President and CEO was a board member. The investment is recorded on the cost method. At January 31, 2009 the investment balance is $25,000 and is reported on the balance sheet as other assets.

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $125 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals for the period from September 1, 2008 to September 1, 2009 of $219,625 have been paid. The estimated rentals due for the period from September 1, 2009 to September 1, 2010 due by the first day of the rental period are $221,875.

In November 2006, the Company began renting its previous office space. The lease requires monthly payments of $3,789. In September 2008 the Company exercised its option to renew the lease for an additional two year term at an increase of 3.5% in rent per year. During the three months ended April 30, 2009 and 2008 the Company recognized rent expense of $11,477 and $11,367, respectively, related to this lease. In January 2009 the Company vacated the premises. The landlord has not released the Company from its obligations related to the two year renewal. Future minimum lease payments under this noncancelable lease for the twelve months ended April 30, 2010 are $45,907 and the twelve months ended April 30, 2011 are $26,779.

LIBERTY STAR URANIUM & METALS CORP.
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

NOTE 14 – Subsequent events

May 2009 Convertible Notes:

On May 21, 2009, the Company completed the sale of $170,668 principal amount of 12% Secured Convertible Promissory Notes (“May 2009 Convertible Notes”) to six subscribers pursuant to the terms of a subscription agreement between the parties dated May 21, 2009. Net proceeds of $157,468 are intended to be used for mineral lease payments, offering expenses and working capital.

Pursuant to the terms of the convertible secured notes and the Subscription Agreement, interest accrues on the Notes at a rate of 12% per annum commencing on the date of the issuance of the May 2009 Convertible Notes. The May 2009 Convertible Notes principal must be repaid commencing October 15, 2009 in monthly amounts equal to 14.28% of the principal amount of the notes together with interest, accrued to each monthly payment date on the outstanding note principal. In the event a registration statement is effective or Common Stock may be immediately resold by the noteholders without volume or other restrictions, and an event of default is not pending then the Company may pay the monthly amount with registered or unregistered common stock valued at the lesser of the fixed conversion price of $0.005 (subject to certain adjustments), or 80% of the average of the closing bid prices of the Company’s common stock for the five trading days prior to the monthly payment date. All amounts remaining outstanding from the May 2007 Convertible Notes and the August 2008 Convertible Notes will now be convertible to common shares on the same terms, notwithstanding their original terms. The Company agreed to reserve for issuance to the subscribers not less than 175% of the amount of shares of common stock necessary to allow conversion of all notes at the conversion price in effect from time to time.

The Company may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. The Company must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the noteholders shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 33% of the aggregate daily trading volume of the common stock for the 7 trading days preceding the relevant monthly payment date. The entire principal and interest will be payable upon the Company’s receipt of the net proceeds of a $3,000,000 offering of the Company’s debt or equity. Provided an event of default is not pending, the Company may prepay unconverted portions of the Note upon 20 days prior notice during which time noteholders may convert the amount of the note noticed for prepayment at the fixed conversion price. Such payment shall be equal to 125% of the principal amount being prepaid and the accrued interest. In the event that commencing on the date that is six months following the closing date and ending two years thereafter, Rule 144 is unavailable for the unrestricted resale of the conversion shares under the Notes, then the Company

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 14 – Subsequent events - continued

May 2009 Convertible Notes - continued:

shall pay to the Investor as liquidated damages for each thirty days (or pro rata for periods shorter than thirty days) a sum equal to 1.75% of the purchase price of the outstanding notes.

The Company agreed to include at the option of each noteholder the number of shares that may be converted pursuant to any note in any registration statement it files during such period, ahead of the rights granted to the subscribers in the May 2007 Convertible Notes and the subscribers in the August 2008 Convertible Notes. Noteholders are subject to certain limitations on their rights to convert the notes. The principal limitation is that unless waived, the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of the Company after such conversion.

Pursuant to the terms of the Subscription Agreement, James Briscoe, the CEO of the Company, agreed not to sell or otherwise dispose of his shares of common stock of the Company owned by him or which he has the right to acquire for a period of two years from the date of the Subscription Agreement, unless sold in the open market for over $0.90 per share.

In accordance with the terms of the subscription agreement, the Company granted a senior security interest over all of the assets of the Company to the subscribers pursuant to a security agreement dated as of May 21, 2009. In addition, the Company’s wholly owned subsidiary, Big Chunk Corp. was required to provide the subscribers with a guaranty on the repayment of the loans. The Company further agreed to pay the subscribers’ legal fees of $13,000 in connection with preparation of documents for the Offering and acting as escrow agent.

The May 2009 Convertible Notes were issued to the subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933.

The Company issued 2,459,592 shares of common stock on June 3, 2009 for the conversion of deferred amounts of $12,052 on the May 2007 Convertible Notes.

The Company’s shareholders approved the increase in authorized capital of the Company from 200,000,000 to 10,000,000,000 shares of common stock with $0.001 par value during a vote held at our annual meeting on May 27, 2009. The Company filed a certificate of amendment on June 4, 2009 with the Nevada Secretary of State to increase the number of authorized shares to 5,000,000,000 shares of common stock with a par value of $0.001.

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

Elle Venture: On September 11, 2008, we announced that we and XState Resources have agreed that XState will maintain a 50% interest in three uranium breccia pipe exploration targets at North Pipes Super Project. Both parties entered into a formal 50/50 contributing joint venture in relation to the three breccia pipe targets. The previous "earn-in" agreement is terminated.

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

Material Changes in Financial Condition from January 31, 2009 to April 30, 2009

We had cash and cash equivalents in the amount of $17,155 as of April 30, 2009 compared to $63,250 as of January 31, 2009. We had negative working capital of $(2,834,337) as of April 30, 2009 compared to $(2,258,655) as of January 31, 2009. We had cash outflows from financing activities of $(1,413) during the three months ended April 30, 2009. During the three months ended April 30, 2009 the Company sold vehicles to generate cash inflows from investing activities of $38,985. The reduction in our cash and working capital balances resulted from operating expenses, accrual of unpaid interest on the convertible notes, and a lack of cash inflows from financing activities.

On May 21, 2009, the Company completed the sale of $170,668 principal amount of 12% Secured Convertible Promissory Notes (“May 2009 Convertible Notes”) to six subscribers pursuant to the terms of a subscription agreement between the parties dated May 21, 2009. Net proceeds of $157,468 are intended to be used for mineral lease payments, offering expenses and working capital. The Company will require additional financing in order to maintain our mineral claims in good standing and perform additional exploration activities on our mineral claims.

The Company is in default on the May 2007 Convertible Notes and the August 2008 Convertible Notes and as such the entire obligation is reported as a current liability. The note holders have a security interest in all assets and mineral properties and as a result the Company is unable to sell any assets without prior approval from the note holders. The Convertible Promissory Notes entered into in May 2007 contains restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the Unsecured Convertible Promissory Notes. The August 2008 Convertible Notes and May 2009 Convertible Notes contain restrictions that require that the August 2008, May 2007 and May 2009 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. The company does not plan to make any capital expenditures for new mineral claims or equipment during the next twelve months.

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

Material Changes in Results of Operations from April 30, 2009 to April 30, 2008

We had a net loss of $(748,168) for the three months ended April 30, 2009 compared to a net loss of $(1,006,860) for the three months ended April 30, 2008. The change in net loss was largely due to the following three factors:

1)

Salaries and benefits costs are down approximately $85,000 compared to last year due to the reduction in work force as a result of the cash flow constraints. The reduced salaries and benefits expenses result from the elimination of a full time bookkeeper position, elimination of a full time investor relations position, the resignation without replacement of the CFO position, the elimination of health care benefits for the Company’s staff, as well as a reduction of compensation expense reported for stock option grants as a result of all outstanding options being fully vested at April 30, 2009.

2)

A reduction of geological and geophysical costs of approximately $127,000. Due to cash flow constraints the Company did not perform any exploration activities during the three months ended April 30, 2009 and had laid off the entire geology staff. The geological and geophysical expenses incurred were for storage of equipment and assay samples. During the quarter ended April 30, 2008 the Company had approximately 10 staff members in the geology department and were performing exploratory drilling on the Elle Venture claims owned 50% by the Company.

3)	Public relations costs are down approximately $36,000 compared to last year because the Company did not renew the public relations contract that was in place during last year.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2009. Our total stockholders’ deficit at April 30, 2009 was $(2,120,822).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2009, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our company

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to sell shares of our common stock. These harmful effects have caused us to cease our exploration program and they may not start up again, as a result we could go out of business and our shareholders will likely lose their entire investment in our company.

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

If we are unable to restart our exploration programs through funding received from the sale of our equity securities, then we may choose to borrow the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to restart our exploration program on terms and at rates of interest we find acceptable and in the best interests of our company.

If we cannot restart our exploration programs from the sale of our equity securities or through incurring debt on acceptable terms, then we will likely go out of business and our shareholders will likely lose their entire investment in our company.

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

We had cash in the amount of $17,155 and negative working capital of $(2,834,337) as of April 30, 2009. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the May 2007 Convertible Notes, August 2008 Convertible Notes, and May 2009 Convertible Notes, further described in Note 6 and Note 14 to the condensed consolidated financial statements included in Item 1 of this form, and we can provide no assurance to investors that we will be able to find such financing when required. The Convertible Promissory Notes entered into in May 2007 contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the May 2007 Convertible Notes, during the Exclusion Period as defined in the notes, and during the pendency of any Event of Default as defined in the notes. The August 2008 Convertible Notes and May 2009 Convertible Notes contain restrictions that require that the August 2008, May 2007, and May 2009 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. In addition to the restrictions placed on us by our various financing agreements, obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2009 is $(37,042,708). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2009 that since we are an exploration stage company, have no established source of revenue are dependent on our ability to raise capital from shareholders or other sources to sustain operations and are in default on our May 2007 and August 2008 Convertible Notes, there is a substantial doubt that we will be able to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. At our shareholder meeting held on May 27, 2009 the shareholders voted to increase the number of authorized shares to 10,000,000,000 shares of common stock with a par value of $0.001. The Company filed a certificate of amendment on June 4, 2009 to increase the number of authorized shares to 5,000,000,000 shares of common stock with a par value of $0.001. As of April 30, 2009, there were 193,946,706 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the May 2007 Convertible Notes, August 2008 Convertible Notes, and May 2009 Convertible Notes and related common share purchase warrants that we issued on May 11, 2007. First, the entire amount of money owed under the May 2007 and August 2008 Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.05 per share or 80% of the average closing bid price for the five trading dates prior to the repayment date. The May 2009 Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.005 per share or 80% of the average closing bid price for the five trading dates prior to the repayment date. The May 2007 Convertible Notes mature on May 11, 2009. The August 2008 Convertible Notes mature on August 27, 2009. The May 2009 Convertible Notes mature on May 21, 2010. In November 2008 we were in default on the May 2007 and August 2008 Convertible Notes as we did not have enough shares remaining in our authorized capital to be able to fulfill the conversion requests received and as such the interest rate was increased to 15%. Our convertible note holders could call the note and request security to be sold for repayment. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the May 2007 Convertible Notes on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the May 2007 Convertible Notes as a broker fee on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

The sale of our stock under the May 2007, August 2008, and May 2009 Convertible Notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

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

Our common stock is currently listed for public trading on the OTC Bulletin Board. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-

action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

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

During the three months ended April 30, 2009 the Company made no payments of cash or common stock on the May 2007 Convertible Notes.

The Company issued 2,459,592 shares of common stock on June 3, 2009 for the conversion of deferred amounts of $12,052 on the May 2007 Convertible Notes.

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

On August 27, 2008 the Company entered into the third modification agreement with the holders of the May 2007 Convertible Notes. The modification agreement increased the interest rate on the May 2007 Convertible Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May 2007 Convertible Notes to $0.05 per share. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company was unable to make the monthly payments beginning in February 2009 and is still in default on the note. The Company may elect to make repayments of the May Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

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

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The August 2008 Convertible Notes bear interest at 12%. Repayment of the August 2008 Convertible Notes was to begin in February 2009 with six monthly principal payments of $59,146 plus accrued unpaid interest and one final payment of $59,308 plus accrued unpaid interest. The Company was unable to make the monthly payments beginning in February 2009 and is in default on the note. The default interest rate is 15%. The entire balance of the August 2008 Convertible Notes and May 2007 Convertible Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August 2008 Convertible Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments is the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

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

During the three months ended April 30, 2009 and the year ended January 31, 2009 the Company made no payments of cash or common stock on the August 2008 Convertible Notes.

May 2009 Convertible Notes:

On May 21, 2009, the Company completed the sale of $170,668 principal amount of 12% Secured Convertible Promissory Notes (“May 2009 Convertible Notes”) to six subscribers pursuant to the terms of a subscription agreement between the parties dated May 21, 2009. Net proceeds of $157,468 are intended to be used for mineral lease payments, offering expenses and working capital.

Pursuant to the terms of the convertible secured notes and the Subscription Agreement, interest accrues on the Notes at a rate of 12% per annum commencing on the date of the issuance of the May 2009 Convertible Notes. The May 2009 Convertible Notes principal must be repaid commencing October 15, 2009 in monthly amounts equal to 14.28% of the principal amount of the notes together with interest, accrued to each monthly payment date on the outstanding note principal. In the event a registration statement is effective or Common Stock may be immediately resold by the noteholders without volume or other restrictions, and an event of default is not pending then the Company may pay the monthly amount with registered or unregistered common stock valued at the lesser of the fixed conversion price of $0.005 (subject to certain adjustments), or 80% of the average of the closing bid prices of the Company’s common stock for the five trading days prior to the monthly payment date. All amounts remaining outstanding from the May 2007 Convertible Notes and the August 2008 Convertible Notes will now be convertible to common shares on the same terms, notwithstanding their original terms. The Company agreed to reserve for issuance to the subscribers not less than 175% of the amount of shares of common stock necessary to allow conversion of all notes at the conversion price in effect from time to time.

The Company may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. The Company must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the noteholders shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 33% of the aggregate daily trading volume of the common stock for the 7 trading days preceding the relevant monthly payment date. The entire principal and interest will be payable upon the Company’s receipt of the net proceeds of a $3,000,000 offering of the Company’s debt or equity. Provided an event of default is not pending, the Company may prepay unconverted portions of the Note upon 20 days prior notice during which time noteholders may convert the amount of the note noticed for prepayment at the fixed conversion price. Such payment shall be equal to 125% of the principal amount being prepaid and the accrued interest. In the event that commencing on the date that is six months following the closing date and ending two years thereafter, Rule 144 is unavailable for the unrestricted resale of the conversion shares under the Notes, then the Company shall pay to the Investor as liquidated damages for each thirty days (or pro rata for periods shorter than thirty days) a sum equal to 1.75% of the purchase price of the outstanding notes.

The Company agreed to include at the option of each noteholder the number of shares that may be converted pursuant to any note in any registration statement it files during such period, ahead of the rights granted to the subscribers in the May 2007 Convertible Notes and the subscribers in the August 2008 Convertible Notes. Noteholders are subject to certain limitations on their rights to convert the notes. The principal limitation is that unless waived, the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of the Company after such conversion.

Pursuant to the terms of the Subscription Agreement, James Briscoe, the CEO of the Company agreed not to sell or otherwise dispose of his shares of common stock of the Company owned by him or which he has the right to acquire for a period of two years from the date of the Subscription Agreement, unless sold in the open market for over $0.90.

In accordance with the terms of the subscription agreement, the Company granted a senior security interest over all of the assets of the Company to the subscribers pursuant to a security agreement dated as of May 21, 2009. In addition, the Company’s wholly owned subsidiary, Big Chunk Corp. was required to provide the subscribers with a guaranty on the repayment of the loans. The Company further agreed to pay the subscribers’ legal fees of $13,000 in connection with preparation of documents for the Offering and acting as escrow agent.

The May 2009 Convertible Notes were issued to the subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities.

All proceeds received have been and will be used for exploration of our mineral properties and working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held an annual shareholders meeting on May 27, 2009 in Tucson, Arizona. The following matters were voted upon at the meeting:

The following directors were elected:

Director	Votes in Favor	Votes Withheld
James A. Briscoe	147,159,178	4,313,546
Gary Musil	147,721,993	3,750,731
Dr. John Guilbert	147,723,959	3,748,765

Shareholders ratified the appointment of Semple, Marchal & Cooper, LLP as our independent auditors by a vote of 149,291,914 in favor with 2,180,806 against.

Shareholders approved the increase in authorized capital of the Company from 200,000,000 to 10,000,000,000 shares of common stock with $0.001 par value by a vote of 117,514,706 in favor, 28,863,172 against, and 5,094,839 votes withheld.

Shareholders voted on a motion to approve the 2007 Stock Option Plan by a vote of 51,742,358 in favor, 15,314,114 against, and 2,892,375 votes withheld.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(4)
10.11	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(4)
10.12	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(4)
10.13	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (5)
10.14	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (6)
10.15	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.16	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.17	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.18	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.19	Form of First Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on February 11, 2008 (8)
10.20	Form of Second Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on May 11, 2008 (9)
10.21	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (10)
10.22	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.23	Form of Secured Convertible Promissory Notes dated August 28, 2008 (11)
10.24	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.25	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (11)
10.26	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
10.27	Form of Secured Convertible Promissory Notes dated May 21, 2009 (12)
10.28	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (12)
10.29	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
10.30	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
14.1	Code of Ethics(3)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

Exhibit Number	Description of Exhibit
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
(3)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 22, 2008.
(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 23, 2008.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 31, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.
*	Filed herewith.

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

Date: June 11, 2009