Form 10-Q
period 2009-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2009-09-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files) Yes [   ]    No [   ]

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
67,261,310 common shares issued and outstanding as of September 9, 2009.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2009	January 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current:
Cash and cash equivalents	$46,191	$63,250
Prepaid expenses and supplies	177,500	192,887
Due from related parties	216	1,888
Total current assets	223,907	258,025

Property and equipment, net	665,083	826,523
Certificates of deposit	3,000	3,000
Deferred financing charges, net	14,127	87,276
Investment in Elle Venture	-	-
Other assets	50,000	50,000

Total assets	$956,117	$1,224,824

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$84,719	$77,064
Convertible promissory notes, net of discounts	2,834,964	2,280,431
Accounts payable and accrued liabilities	95,385	44,219
Accrued wages to related party	60,500	42,500
Accrued interest	217,322	72,466
Total current liabilities	3,292,890	2,516,680

Long-term debt, net of current portion	69,330	80,798

Total liabilities	3,362,220	2,597,478

Stockholders’ equity (deficit)
Common stock - $.001 par value; 5,000,000,000 shares authorized;
and 229,640,317 and 193,946,706 shares issued and
outstanding	229,640	193,947
Additional paid-in capital	23,589,673	23,527,939
Deficit accumulated during the exploration stage	(26,225,416)	(25,094,540)
Total stockholders’ equity (deficit)	(2,406,103)	(1,372,654)

Total liabilities and stockholders’ equity (deficit)	$956,117	$1,224,824

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

										Cumulative from
										date of inception
		For the three		For the three		For the six		For the six		(August 20, 2001)
		months ended		months ended		months ended		months ended		to
		July 31, 2009		July 31, 2008		July 31, 2009		July 31, 2008		July 31, 2009
Revenues		$-		$-		$-		$-		$-

Expenses:
Geological and geophysical
costs		-		319,822		392		447,023		10,852,038
Salaries and benefits		44,577		270,101		94,691		405,702		2,101,436
Accounting and auditing		31,587		39,920		68,538		92,844		909,401
Public relations		10,633		40,323		10,633		75,936		683,857
Depreciation		57,262		71,336		116,732		143,433		645,520
Legal		14,721		29,609		18,599		46,751		610,456
Professional services		-		-		-		-		143,992
General and administrative		41,312		65,526		89,699		114,749		1,527,631
Travel		-		2,430		-		2,430		137,596
Impairment loss		-		-		-		-		15,907,500
Net operating expenses		200,092		839,067		399,284		1,328,868		33,519,427

Loss from operations		(200,092)		(839,067)		(399,284)		(1,328,868)		(33,519,427)

Other income (expense):
Interest income		15		2,893		30		8,495		196,968
Interest expense		(182,631)		(499,067)		(725,899)		(1,012,728)		(4,501,790)
Debt conversion expense		-		(58,474)		-		(67,474)		(103,437)
Loss on sale of assets		-		-		(5,723)		-		(30,991)
Other income		-		-		-		-		225,390
Income from Elle Venture		-		300,000		-		300,000		300,000
Foreign exchange gain		-		-		-		-		505
Gain on settlement of debt
to related party		-		-		-		-		7,366
Total other income (expense)		(182,616)		(254,648)		(731,592)		(771,707)		(3,905,989)

Loss before income taxes		(382,708)		(1,093,715)		(1,130,876)		(2,100,575)		(37,425,416)

Income tax expense		-		-		-		-		-

Net loss	$	(382,708)	$	(1,093,715)	$	(1,130,876)	$	(2,100,575)	$	(37,425,416)

Basic and diluted net loss per
share of common stock	$	(0.00)	$	(0.02)	$	(0.01)	$	(0.05)	$	(0.75)

Basic and diluted weighted
average number of shares
of common stock
outstanding		201,748,525		47,898,682		197,890,483		46,262,936		49,655,105

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit	Total
					accumulated during	stockholders’
	Common stock		Additional paid-in		the exploration	equity
	Shares	Amount	capital		stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-	$-
Common stock issued for cash	20,000,000	20,000	80,000		-	100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-		(132,602)	(132,602)
Balance, January 31, 2004	20,000,000	20,000	80,000		(132,602)	(32,602)
Acquisition, February 3, 2004	17,500,000	17,500	15,907,500		-	15,925,000
Issuance of common stock private placement	1,000,000	1,000	999,000		-	1,000,000
Issuance of common stock and warrants private placement	1,600,000	1,600	1,998,400		-	2,000,000
Options issued for services	-	-	94,350		-	94,350
Return of shares	(7,000,000)	(7,000)	(11,193,000)		11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)	(18,392,024)
Balance, January 31, 2005	33,100,000	33,100	7,886,250		(7,324,626)	594,724
Issuance of common stock and warrants private placement	3,886,717	3,887	5,048,845		-	5,052,732
Issuance of common stock and warrants private placement	1,970	2	(2)		-	-
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)	(4,627,965)
Balance, January 31, 2006	36,988,687	36,989	12,935,093		(11,952,591)	1,019,491
Issuance of common stock private placement	265,487	265	299,735		-	300,000
Issuance of common stock	3,696,895	3,697	2,242,298			2,245,995
Issuance of common stock for services	150,000	150	92,850			93,000
Expenses of common stock issuance	-	-	(320,000)		-	(320,000)
Options granted to consultants and employees	-	-	832,343		-	832,343
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)	(3,267,948)
Balance, January 31, 2007	41,101,069	41,101	16,082,319		(15,220,539)	902,881
Issuance of common stock	1,718,799	1,719	1,072,698		-	1,074,417
Issuance of common stock for services	112,000	112	54,428		-	54,540
Issuance of common stock for conversion of promissory note	399,537	399	259,300		-	259,699
Options granted to employees and consultants	-	-	358,646		-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)	(5,697,935)
Balance, January 31, 2008	43,331,405	43,331	21,091,663		(20,918,474)	216,520
Issuance of common stock for conversion or payment of
promissory note	150,585,301	150,586	1,688,925		-	1,839,511
Issuance of common stock for inducement to convert
promissory note	30,000	30	8,970		-	9,000
Reduction of conversion price for inducement to convert
promissory note	-	-	94,437		-	94,437
Stock based compensation	-	-	576,244		-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700		-	67,700
Net loss for the year ended January 31, 2009	-	-	-		(4,176,066)	(4,176,066)
Balance, January 31, 2009	193,946,706	193,947	23,527,939		(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of
promissory note	35,693,611	35,693	61,734		-	97,427
Net loss for the six months ended July 31, 2009	-	-	-		(1,130,876)	(1,130,876)
Balance, July 31, 2009	229,640,317	$229,640	$23,589,673	$	(26,225,416)	$(2,406,103)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

						Cumulative from
						date of inception
		For the six months		For the six months		(August 20, 2001)
		ended		ended		to
		July 31, 2009		July 31, 2008		July 31, 2009
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(1,130,876)	$	(2,100,575)	$	(37,425,416)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		116,732		143,433		646,531
Amortization of deferred financing charges		86,349		107,973		499,352
Amortization of discount on convertible promissory notes		477,292		753,740		3,264,280
Mineral claim costs		-		-		343,085
Impairment loss		-		-		15,907,500
Loss (gain) on sale of fixed asset		5,723		-		30,991
Share based compensation		-		518,452		1,767,233
Share based payments		-		307,749		554,953
Changes in assets and liabilities:
Prepaid expenses and supplies		15,387		(37,058)		(89,650)
Other current assets		-		(15,536)		(7,875)
Deposits		-		10,536		-
Certificates of deposit		-		-		(11,435)
Other assets		-		-		(25,000)
Accounts payable and accrued expenses		51,166		(220,906)		89,370
Accrued wages related party		18,000		27,500		60,500
Accrued interest		148,856		(228,154)		221,322
Net cash used in operating activities		(211,371)		(732,846)		(14,174,259)

Cash flows from investing activities:
Proceeds from the sale of fixed asset		38,985		-		100,071
Proceeds from redemption of certificate of deposit		-		-		213,232
Purchase of certificate of deposit		-		(4,609)		(204,797)
Purchase of equipment		-		(74,700)		(1,098,950)
Net cash provided by (used in) investing activities		38,985		(79,309)		(990,444)

Cash flows from financing activities:
Principal activity on long-term debt		(3,813)		(53,488)		(342,504)
Principal activity on capital lease obligation		-		(2,760)		(39,298)
Principal activity on convertible promissory notes		-		(286,227)		(286,227)
Net (advances) repayments from related parties		1,672		274,835		(216)
Proceeds from the issuance of common stock, net of expenses		-		-		11,140,074
Proceeds from the sale of convertible promissory notes		157,468		-		4,540,140
Proceeds from long-term debt		-		-		198,925
Net cash provided by (used in) financing activities		155,327		(67,640)		15,210,894

Net increase (decrease) in cash and cash equivalents for period		(17,059)		(879,795)		46,191

Cash and cash equivalents, beginning of period		63,250		1,265,187		-

Cash and cash equivalents, end of period		$46,191		$385,392		$46,191

Interest paid during the period		$17,401		$129,303		$192,861

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

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and debt. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, may not be available on reasonable terms, or the Company may be prevented from obtaining further financings because of restrictions that apply to it pursuant to the Convertible Promissory Notes discussed in Note 6.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2009 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2009 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

The valuation of stock-based compensation, valuation of common stock purchase warrants, value of embedded conversion options, value of beneficial conversion feature, and the determination of useful lives and recoverability of depreciable assets are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Big Chunk and Redwall, from their dates of acquisition, February 5, 2004 and August 31, 2007, respectively. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At July 31, 2009 and January 31, 2009, there were no amounts of cash in bank deposit accounts that exceeded federally insured limits of $250,000.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Deferred finance charges

The Company capitalizes costs incurred to issue new debt as deferred finance charges. Amortization is calculated using the straight line method, which approximates the effective interest method, over the life of the related debt instrument and is included in interest expense. At July 31, 2009 and January 31, 2009 the Company has capitalized deferred finance charges of $486,413 and $474,288, respectively, and accumulated amortization of debt issuance costs was $472,286 and $387,012, respectively.

Discount on convertible promissory notes

Discounts on convertible promissory notes include the fair value of detachable common stock purchase warrants issued with convertible promissory notes and the intrinsic value of the embedded beneficial conversion feature of the convertible promissory notes. These amounts are being amortized to interest expense using the effective interest method over the term of the convertible promissory notes. At July 31, 2009 and January 31, 2009 the Company has recorded discounts on convertible promissory notes of $3,082,656 and $3,082,656, respectively and accumulated amortization of discounts on convertible promissory notes was $3,082,656 and $2,605,364, respectively.

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

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at July 31, 2009 and January 31, 2009.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At July 31, 2009 and January 31, 2009, there were 13,694,547 and 13,994,547, respectively, potentially dilutive instruments outstanding. Additionally, at July 31, 2009 and January 31, 2009 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 1,526,143,000 and 1,886,792,667 shares, respectively, required to convert the notes. At July 31, 2009 and January 31, 2009 there are 5,000,000,000 and 200,000,000 shares authorized, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. This statement was issued to establish the FASB Accounting Standards Codification as the source of authoritative U.S. Generally Accepted Accounting Principles to be applied to nongovernmental entities. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual period ending after September 15, 2009. The Company does not believe that the adoption of SFAS No. 168 will have a material effect on its results of operations or financial position.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)”. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies – continued

Recently issued accounting standard – continued

with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This statement requires reconsideration of whether an entity is a variable interest entity when the holders of the equity investment lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. This statement also requires additional disclosures about an enterprises involvement in variable interest entities. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not believe that the adoption of SFAS No. 167 will have a material effect on its results of operations or financial position.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. This statement was issued to improve financial reporting by elimination of (1) the exceptions for qualifying special-purpose entities from the consolidation guidance in FASB Interpretation No. 46(R) and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This statement required enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not believe that the adoption of SFAS No. 166 will have a material effect on its results of operations or financial position.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165 “Subsequent Events”. This statement was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This statement sets forth the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS No. 165 are effective for financial periods ending after June 15, 2009. The Company has evaluated subsequent events through September 13, 2009, which is when the financial statements were issued.

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

NOTE 4 – Mineral claims

At July 31, 2009 the Company held a 100% interest in 1,775 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At July 31, 2009 the Company held a 50% interest in standard Federal lode mining claims covering 3 breccia pipe targets on the Colorado Plateau Province of Northern Arizona. These claims are owned through the Elle Venture, a general partnership in which the Company is a 50% partner.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 4 – Mineral claims - continued

At July 31, 2009 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At July 31, 2009 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). At July 31, 2009 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, titles to all properties are in good standing as of July 31, 2009.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets are:

	July 31, 2009	January 31, 2009
Geology equipment	$418,802	$418,802
Drilling equipment	538,400	538,400
Vehicles and transportation equipment	180,341	254,859
Office furniture and equipment	68,425	68,425
	1,205,968	1,280,486
Less accumulated depreciation and amortization	(540,885)	(453,963)

	$665,083	$826,523

NOTE 6 – Convertible promissory notes

May 2007 Convertible Notes:

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. Under the original note terms, the May 2007 Convertible Notes bore interest at 8%. Repayment of the May 2007 Convertible Notes began in February 2008 and was to consist of sixteen monthly principal payments of $259,375 plus accrued unpaid interest. On November 17, 2008 the Company did not have enough authorized capital to fulfill the conversion requests received from the holders of the May 2007 Convertible Notes and became in default on the notes. On June 4, 2009 authorized capital was increased to 5,000,000,000. The default interest rate on the notes increased to 15%. The notes matured on May 11, 2009 but have not been paid in full yet. The entire obligation is due on demand and included as a current liability.

On August 27, 2008 the Company entered into the third modification agreement with the holders of the May 2007 Convertible Notes. The modification agreement increased the interest rate on the May 2007 Convertible Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May 2007 Convertible Notes to $0.05 per share. The Company recorded $67,700 of additional discounts on the May 2007 Convertible Notes for the reduction in the exercise price on the detachable common stock purchase warrants. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company was unable to make the monthly payments beginning in February 2009 and is still

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes - continued

May 2007 Convertible Notes - continued:

in default on the notes. The Company may elect to make repayments of the May 2007 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price was the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date. On May 21, 2009 the terms of the subscription agreement entered into in connection with the sale of the May 2009 Convertible Notes lowered the fixed conversion price to $0.005 per share.

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

The holders of the May 2007 Convertible Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.05 and a life of 5 years. The exercise price was lowered to $0.005 per share on May 21, 2009 pursuant to the subscription agreement entered into in connection with the sale of the May 2009 Convertible Notes. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share.

During the six months ended July 31, 2009 the Company issued 35,693,611 shares of common stock for conversions on the May 2007 Convertible Notes. At July 31, 2009 the note holders have a balance of $737,799 of monthly payment amounts that have been deferred that are due on demand by the note holders.

During the year ended January 31, 2009 the Company issued 150,585,301 shares of common stock and $407,349 of cash for the monthly payments and principal conversions on the May 2007 Convertible Notes. At January 31, 2009 the note holders had a balance of $831,226 of monthly payment amounts that had been deferred that were due on demand by the note holders.

The principal balance of the May 2007 Convertible Notes outstanding was $1,512,313 at July 31, 2009 and January 31, 2009. If settlement of the May 2007 Convertible Notes occurred on July 31, 2009 the Company would have been obligated to pay $1,512,313 principal payments, $159,038 accrued interest, and $737,799 deferred amount for a total of $2,409,150 in cash. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2009 would have been $0.002 per share for a total of 1,204,575,000 shares required to convert the notes.

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received were $372,434. The August 2008 Convertible Notes bear interest at 12%. In November 2008, the Company did not have enough authorized shares available for issuance to make any stock repayments on this note and was considered in default. The default interest rate increased to 15%. On June 4, 2009 authorized capital was increased to 5,000,000,000. Repayment of the August 2008 Convertible Notes was to begin in February 2009 with six monthly principal payments of $59,146 plus accrued unpaid interest and one final payment of $59,308 plus accrued unpaid interest. The Company was unable to make the monthly payments beginning in February 2009 and remains in default on the note. The entire balance of the August 2008 Convertible Notes and May 2007 Convertible Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August 2008 Convertible Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments was the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes – continued

August 2008 Convertible Notes - continued:

prior to the conversion date. On May 21, 2009 the terms of the subscription agreement entered into in connection with the sale of the May 2009 Convertible Notes lowered the fixed conversion price to $0.005 per share. Stock payment cannot be made if the holders of the August 2008 Convertible Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. The Company may use the proceeds for lease payments, offering expenses and other designated purposes.

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

The principal balance of the August 2008 Convertible Notes outstanding was $414,184 at July 31, 2009 and January 31, 2009. If settlement of the August 2008 Convertible Notes occurred on July 31, 2009 the Company would have been obligated to pay $414,184 principal payments and $54,299 accrued interest for a total of $468,483 in cash. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2009 would have been $0.002 per share for a total of 234,241,500 shares required to convert the notes. At July 31, 2009 and January 31, 2009 the Company was in default on the August 2008 Convertible Notes and the entire obligation is classified as a current liability on the accompanying financial statements for the periods then ended.

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

NOTE 6 – Convertible promissory notes – continued

May 2009 Convertible Notes - continued:

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

The principal balance of the May 2009 Convertible Notes outstanding was $170,668 and $0 at July 31, 2009 and January 31, 2009, respectively. If settlement of the May 2009 Convertible Notes occurred on July 31, 2009 the Company would have been obligated to pay $170,668 principal payments and $3,985 accrued interest for a total of $174,653 in cash. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2009 would have been $0.002 per share for a total of 87,326,500 shares required to convert the notes.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes - continued

May 2009 Convertible Notes - continued:

The following is a summary of the principal maturities of May 2007 Convertible Notes, August 2008 Convertible Notes and May 2009 Convertible Notes:

Principal amount in default, due on demand	1,926,497
Principal amount due within one year	170,668
Deferred amounts due on demand	737,799

Convertible promissory notes	$2,834,964

NOTE 7 – Long-term Debt

Notes payable to Chase Bank payable in aggregate monthly installments of $1,971 including interest at fixed rates of 8.9% to 9.9% maturing at various dates through September 2013, secured by liens on vehicles. Principal balances at July 31, 2009 and January 31, 2009 are $61,837 and $61,925, respectively. Carrying amount of vehicles that serve as collateral is $62,240 and $73,793 at July 31, 2009 and January 31, 2009, respectively.

Note payable to Atlas Copco payable in three monthly installments of $1,200 beginning April 2009 and eighteen monthly installments of $5,537 beginning July 2009. Monthly installments include interest at a fixed rate of 9% through maturity in December 2010, secured by a lien on equipment. Principal balance at July 31, 2009 and January 31, 2009 is $92,212 and $95,937, respectively. Carrying amount of equipment that serves as collateral is $259,348 and $298,250 at July 31, 2009 and January 31, 2009, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended July 31,
2010	$84,719
2011	47,572
2012	12,915
2013	7,490
2014	1,353

154,049
Less current maturities	(84,719)

$69,330

NOTE 8 – Common stock

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

During the six months ended July 31, 2009 there were 300,000 vested incentive stock options that were cancelled. At July 31, 2009 and January 31, 2009 there were 2,854,500 and 3,154,500 incentive stock options outstanding, respectively. At July 31, 2009 and January 31, 2009 there were 1,789,000 non-qualified stock options outstanding.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 8 – Common stock – continued

As of July 31, 2009, there were 9,051,047 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.321 years and a weighted average exercise price of $0.417 per whole warrant for one common share. Whole share purchase warrants outstanding at July 31, 2009 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2008	9,051,047	$0.91
Issued	-	-

Outstanding, January 31, 2009	9,051,047	$0.42
Issued	-	-

Outstanding, July 31, 2009	9,051,047	$0.40
Exercisable, July 31, 2009	9,051,047	$0.40

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

NOTE 9 – Related party transactions

The Company entered into the following transactions with related parties during the period ended July 31, 2009:

Paid or accrued $2,756 in rent. We rented an office from an officer on a month-to-month basis for $459 per month. Receivable of $216 from Jim Briscoe our President and CEO. The receivable is due on demand and is non-interest bearing. Accrued $60,500 of unpaid wages to Jim Briscoe our President and CEO.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 9 – Related party transactions – continued

The Company entered into an option agreement in April 2008 with JABA US Inc, an Arizona Corporation in which two directors of the Company are owners of JABA US Inc. The option agreement grants the Company the exclusive right and option to acquire a 100% undivided interest in 26 Federal lode mining claims in the East Silver Bell area northwest of Tucson, AZ, 33 Federal lode mining claims in the Walnut Creek area near Tombstone, AZ, and 2 private parcels in the Beatty area of Nevada. In the event that there is a commencement of commercial production a royalty ranging from 2% to 10% of net smelter returns will be payable to JABA US Inc. The Company is required to maintain the claims in good standing and pay the annual rentals of up to $8,000 during the option period which ends no later than January 1, 2011. The Company agrees to make $175,000 in exploration expenditures on or before dates to be determined by the Company, but no later than January 1, 2011. In September 2008 the Company assigned their option to explore the Beatty area claims to NPX Metals Inc, a privately owned company, in exchange for $100,000 cash and 100,000 shares of NPX Metals Inc. common stock valued at $25,000. No exploration expenditures have been paid or incurred during the six months ended July 31, 2009. During the year ended January 31, 2009 annual rentals of $7,375 were paid to extend the life of the 33 Federal lode mining claims through September 2009.

The Company owns common stock in Mayo Gold Explorations, a privately owned corporation in which our President and CEO was a board member at January 31, 2009. The investment is recorded on the cost method. At January 31, 2009 the investment balance is $25,000 and is reported on the balance sheet as other assets.

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

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. Rentals for the period from September 1, 2008 through September 1, 2009 of $133,750 have been paid. The estimated state rentals due by November 30, 2009 for the period from September 1, 2009 through September 1, 2010 are $202,440. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental was $125 per claim and increased to $140 per claim beginning September 1, 2009. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals for the period from September 1, 2008 to September 1, 2009 of $219,625 have been paid. The estimated rentals due for the period from September 1, 2009 to September 1, 2010 due by the first day of the rental period are $250,460.

In November 2006, the Company began renting its previous office space. The lease requires monthly payments of $3,825. In September 2008 the Company exercised its option to renew the lease for an additional two year. During the six months ended July 31, 2009 and 2008 the Company recognized rent expense of $19,954 and $22,734, respectively, related to this lease. In January 2009 the Company vacated the premises. The landlord has not released the Company from its obligations related to the two year

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 10 – Commitments – continued

renewal and the Company is responsible for any shortage in rent received from a new tenant and the $3,825 that the Company would have paid per month during the renewal period.. Future minimum lease payments under this noncancelable lease for the twelve months ended July 31, 2010 are $45,907 and the twelve months ended July 31, 2011 are $15,302.

NOTE 11 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the six month period ended July 31, 2009 were as follows:

Issued 35,693,611 shares of common stock as repayment of $4,000 accrued interest and $93,427 deferred amounts of the May 2007 Convertible Promissory Notes.

Recorded $13,200 of deferred finance charges related to the sale of the May 2009 Convertible Promissory Notes. The fees were withheld from the amount received from escrow at the closing of the transaction.

The significant non-cash investing and financing transactions for the six month period ended July 31, 2008 were as follows:

Issued 30,000 shares of common stock valued as $9,000 of debt conversion expense to investors who participated in the first modification agreement to the Unsecured Convertible Promissory Notes.

Issued 6,306,269 shares of common stock as repayment of $820,605 principal portion and $240,275 interest portion of the monthly payments on the May 2009 Convertible Promissory Notes.

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

NOTE 14 – Subsequent events

The Company issued 39,074,593 shares of common stock for conversions of $60,400 of principal, accrued interest and deferred amounts on the May 2007 Convertible Notes.

On August 14, 2009 the Company completed the sale of $589,177 principal amount of 12% Secured Convertible Promissory Notes (“August 2009 Convertible Notes”) to five subscribers pursuant to the terms of a subscription agreement between the parties. The terms of the subscription agreement shall also apply to the May 2007 Convertible Notes, August 2008 Convertible Notes and May 2009 Convertible Notes. Offering proceeds are intended to be used for mineral lease payments, offering expenses and working capital.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 14 – Subsequent events – continued

Interest accrues on the August 2009 Convertible Notes at a rate of 12% per annum commencing on the date of the issuance of the Notes. The Note principal must be repaid commencing February 15, 2010 in monthly amounts equal to 20% of the principal amount of the Note together with interest, accrued to each monthly payment date on the outstanding Note principal. In the event a registration statement is effective or Common Stock may be immediately resold by the Noteholder without volume or other restrictions, and an Event of Default (as defined in the Note) is not pending then the Company may pay the monthly amount with registered common stock or 144 Shares valued at the lesser of the fixed conversion price of $0.0025 (subject to certain adjustments), or 75% of the average of the closing bid prices of the Company’s common stock for the five trading days prior to the monthly payment date. The Company agreed to reserve for issuance to the subscribers not less than 175% of the amount of Shares of Common Stock necessary to allow conversion of all Notes at the conversion price in effect from time to time.

The Company may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. The Company must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the Noteholder shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 75% of the aggregate daily trading volume of the Common Stock for the 5 trading days preceding the relevant monthly payment date. Provided an Event of Default is not pending, the Company may prepay unconverted portions of the Note upon 20 days prior notice during which time Investor may convert the amount of Note noticed for prepayment at the Fixed Conversion Price. Such payment shall be equal to 125% of the principal amount being prepaid and the accrued interest. Noteholders are subject to certain limitations on their rights to convert the Notes. The principal limitation is that unless waived, the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of the Company after such conversion.

Pursuant to the terms of the Subscription Agreement, James Briscoe, the CEO of the Company agreed not to sell or otherwise dispose of his shares of common stock of the Company owned by him or which he has the right to acquire for a period of two years from the date of the Subscription Agreement, unless sold in the open market for over $0.90.

In accordance with the terms of the subscription agreement, the Company granted a senior security interest over all of the assets of the Company to the subscribers pursuant to a security agreement dated as of August 14, 2009. In addition, the Company’s wholly owned subsidiary, Big Chunk Corp. was required to provide the subscribers with a guaranty on the repayment of the loans.

Further, in connection with the issuance of the August 2009 Convertible Notes, the Company issued 235,670,800 common share purchase warrants exercisable at $0.005. The Warrants, issued as of August 14, 2009, are exercisable at any time for six years after their issuance. Holders of the Warrants are entitled to exercise their warrants on a cashless basis.

The Company agreed to pay the subscribers’ legal fees of approximately $29,000 in connection with preparation of documents for the Offering and acting as escrow agent.

The Notes and Warrants were issued to the subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities.

On September 1, 2009 the Company affected a one for four reverse stock split of our authorized and issued and outstanding common stock. As a result our authorized capital decreased to 1,250,000,000 shares of common stock with a par value of $0.00001. Our stock is traded under a new symbol LBSR as of the opening of trading on September 1, 2009.

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

Elle Venture: On September 11, 2008, we announced that we and XState Resources have agreed that XState will maintain a 50% interest in three potential uranium breccia pipe exploration targets at North Pipes Super Project. Both parties entered into a formal 50/50 contributing joint venture in relation to the three breccia pipe targets. The previous "earn-in" agreement is terminated.

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

Material Changes in Financial Condition from January 31, 2009 to July 31, 2009

We had cash and cash equivalents in the amount of $46,191 as of July 31, 2009 compared to $63,250 as of January 31, 2009. We had negative working capital of $(3,068,983) as of July 31, 2009 compared to $(2,258,655) as of January 31, 2009. We had cash inflows from financing activities of $155,327 during the six months ended July 31, 2009 resulting from the sale of convertible promissory notes in May 2009. During the six months ended July 31, 2009 the Company sold vehicles to generate cash inflows from investing activities of $38,985. The reduction in our cash and working capital balances resulted from operating expenses and accrual of unpaid interest on the convertible notes.

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

Material Changes in Results of Operations from July 31, 2009 to July 31, 2008

We had a net loss of $(382,708) for the three months ended July 31, 2009 compared to a net loss of $(1,093,715) for the three months ended July 31, 2008. We had a net loss of $(1,130,876) for the six months ended July 31, 2009 compared to a net loss of $(2,100,575) for the six months ended July 31, 2008. The change in net loss for the six month periods ended July 31, 2009 and 2008 was largely due to the following three factors:

1)

Salaries and benefits costs are down approximately $311,000 compared to last year due to the reduction in work force as a result of the cash flow constraints. The reduced salaries and benefits expenses result from the elimination of a full time bookkeeper position, elimination of a full time investor relations position, the resignation without replacement of the CFO position, the elimination of health care benefits for the Company’s staff, as well as a reduction of compensation expense reported for stock option grants as a result of all outstanding options being fully vested at July 31, 2009.

2)

A reduction of geological and geophysical costs of approximately $447,000. Due to cash flow constraints the Company did not perform any exploration activities during the six months ended July 31, 2009 and had laid off the entire geology staff. The geological and geophysical expenses incurred were for storage of equipment and assay samples. During the six months ended July 31, 2008 the Company had approximately 10 staff members in the geology department and performed exploratory drilling on the Elle Venture claims owned 50% by the Company.

3)

Public relations, accounting, legal and general and administrative costs are down approximately $145,000 compared to last year. The Company did not renew the public relations contract that was in place during last year. The Company’s accounting functions have all been reduced to part-time positions and the pay rates have been reduced as a result of the lack of cash flow. The Company’s legal counsel has not been needed as often as last year as we have not had any significant financings taking place or in negotiations during the current year. General and administrative costs have been reduced due to the reduction of office space in use and the sales of equipment that resulted in lowered insurance costs.

Critical Accounting Policies

The condensed consolidated financial statements of Liberty Star Uranium & Metals Corp. have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 3 to the condensed consolidated financial statements included in Item 1 in this Form 10-Q. The critical accounting policies adopted by our company are discussed in the financial statement footnotes and as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2009. Our total stockholders’ deficit at July 31, 2009 was $(2,406,103).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2009, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash in the amount of $46,191 and negative working capital of $(3,068,983) as of July 31, 2009. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes and August 2009 Convertible Notes, further described in Note 6 and Note 14 to the condensed consolidated financial statements included in Item 1 of this form, and we can provide no assurance to investors that we will be able to find such financing when required. The Convertible Promissory Notes entered into in May 2007 contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the May 2007 Convertible Notes, during the Exclusion Period as defined in the notes, and during the pendency of any Event of Default as defined in the notes. The August 2008 Convertible Notes, May 2009 Convertible Notes, and August 2009 Convertible Notes contain restrictions that require that the August 2008, May 2007, May 2009, and August 2009 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. In addition to the restrictions placed on us by our various financing agreements, obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2009 is $(37,425,416). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. At our shareholder meeting held on May 27, 2009 the shareholders voted to increase the number of authorized shares to 10,000,000,000 shares of common stock with a par value of $0.001. The Company filed a certificate of amendment on June 4, 2009 to increase the number of authorized shares to 5,000,000,000 shares of common stock with a par value of $0.001. On September 1, 2009 we completed a one for four reverse stock split of our authorized and outstanding common stock resulting in a decrease in authorized shares to 1,250,000,000 with a par value of $0.00001. As of July 31, 2009, there were 229,640,317 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes, and August 2009 Convertible Notes and related common share purchase warrants that we issued on May 11, 2007 and August 14, 2009. First, the entire amount of money owed under all of the Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.005 per share or 75% of the average closing bid price for the five trading dates prior to the repayment date. The May 2007 Convertible Notes matured on May 11, 2009 but still remain unpaid. The August 2008 Convertible Notes mature on August 27, 2009. The May 2009 Convertible Notes mature on May 21, 2010. The August 2009 Convertible Notes mature on August 14, 2010. In November 2008 we were in default on the May 2007 and August 2008 Convertible Notes as we did not have enough shares remaining in our authorized capital to be able to fulfill the conversion requests received and as such the interest rate was increased to 15%. Our convertible note holders could call the note and request security to be sold for repayment. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the May 2007 Convertible Notes on May 11, 2007 may be exercised at $0.005 and $0.05 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the May 2007 Convertible Notes as a broker fee on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Fourth, the 235,670,800 common share purchase warrants that we issued to the holders of the August 2009 Convertible Notes may be exercised at $0.005 until they expire on August 14, 2015. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

The sale of our stock under the May 2007, August 2008, May 2009 and August 2009 Convertible Notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

May 2007 Convertible Notes:

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. Under the original note terms, the May 2007 Convertible Notes bore interest at 8%. Repayment of the May 2007 Convertible Notes began in February 2008 and was to consist of sixteen monthly principal payments of $259,375 plus accrued unpaid interest. On November 17, 2008 the Company did not have enough authorized capital to fulfill the conversion requests received from the holders of the May 2007 Convertible Notes and became in default on the notes.

On June 4, 2009 authorized capital was increased to 5,000,000,000. The default interest rate on the notes increased to 15%. The notes matured on May 11, 2009 but have not been paid in full yet. The entire obligation is due on demand and included as a current liability.

On August 27, 2008 the Company entered into the third modification agreement with the holders of the May 2007 Convertible Notes. The modification agreement increased the interest rate on the May 2007 Convertible Notes to 12%. The modification agreement also reduced the fixed conversion price to $0.05 and reduced the exercise price on the detachable common stock purchase warrants issued in connection with the May 2007 Convertible Notes to $0.05 per share. The Company recorded $67,700 of additional discounts on the May 2007 Convertible Notes for the reduction in the exercise price on the detachable common stock purchase warrants. The Company was granted an exemption from making any of the monthly payments in connection with the May Notes in cash until February 2009. The Company was unable to make the monthly payments beginning in February 2009 and is in default on the notes. The Company may elect to make repayments of the May 2007 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price was the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date. On May 21, 2009 the terms of the subscription agreement entered into in connection with the sale of the May 2009 Convertible Notes lowered the fixed conversion price to $0.005 per share.

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

The holders of the May 2007 Convertible Notes were issued 6,769,228 detachable common stock purchase warrants with an exercise price of $0.05 and a life of 5 years. The exercise price was lowered to $0.005 per share on May 21, 2009 pursuant to the subscription agreement entered into in connection with the sale of the May 2009 Convertible Notes. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.45 per share.

During the six months ended July 31, 2009 the Company issued 35,693,611 shares of common stock for conversions on the May 2007 Convertible Notes. At July 31, 2009 the note holders have a balance of $737,799 of monthly payment amounts that have been deferred that are due on demand by the note holders.

During the year ended January 31, 2009 the Company issued 150,585,301 shares of common stock and $407,349 of cash for the monthly payments and principal conversions on the May 2007 Convertible Notes. At January 31, 2009 the note holders had a balance of $831,226 of monthly payment amounts that had been deferred that were due on demand by the note holders.

The principal balance of the May 2007 Convertible Notes outstanding was $1,512,313 at July 31, 2009 and January 31, 2009. If settlement of the May 2007 Convertible Notes occurred on July 31, 2009 the Company would have been obligated to pay $1,512,313 principal payments, $159,038 accrued interest, and $737,799 deferred amount for a total of $2,409,150 in cash. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2009 would have been $0.002 per share for a total of 1,204,575,000 shares required to convert the notes.

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received were $372,434. The August 2008 Convertible Notes bear interest at 12%. In November 2008, the Company did not have enough authorized shares available for issuance to make any stock repayments on this note and was considered in default. The default interest rate increased to 15%. On June 4, 2009 authorized capital was increased to 5,000,000,000. Repayment of the August 2008 Convertible Notes was to begin in February 2009 with six monthly principal payments of $59,146 plus accrued unpaid interest and one final payment of $59,308 plus accrued unpaid interest. The Company was unable to make the monthly payments beginning in February 2009 and remains in default on the note. The entire balance of the August 2008 Convertible Notes and May 2007 Convertible Notes becomes due immediately upon the Company’s receipt of net proceeds from a sale of debt or equity with a gross amount of up to $3,000,000. The holders of the August 2008 Convertible Notes may elect to convert all or a portion of their note balance before the scheduled repayment dates at a fixed rate of $0.05 per share. The Company may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The conversion price for the monthly payments was the lesser of the fixed conversion price of $0.05 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date. On May 21, 2009 the terms of the subscription agreement entered into in connection with the sale of the May 2009 Convertible Notes lowered the fixed conversion price to $0.005 per share. Stock payment cannot be made if the holders of the August 2008 Convertible Notes own more than 4.99% of the then outstanding common stock of the Company. Stock payment cannot be made if the stock is not timely issued, an event of default has occurred, an exemption from registration of the resale of shares of Common Stock to be issued in payment of the Monthly Amount is not available to the Holder, or if the amount of Common Stock that would be issued in satisfaction of the Monthly Amount exceeds for the Holder and Other Holders, in the aggregate, more than 33% of the aggregate daily trading volume of the Common Stock for the seven trading days preceding such Repayment Date, as reported by Bloomberg L.P. for the Principal Market. The Company may use the proceeds for lease payments, offering expenses and other designated purposes.

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

The principal balance of the August 2008 Convertible Notes outstanding was $414,184 at July 31, 2009 and January 31, 2009. If settlement of the August 2008 Convertible Notes occurred on July 31, 2009 the Company would have been obligated to pay $414,184 principal payments and $54,299 accrued interest for a total of $468,483 in cash. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2009 would have been $0.002 per share for a total of 234,241,500 shares required to convert the notes. At July 31, 2009 and January 31, 2009 the Company was in default on the August 2008 Convertible Notes and the entire obligation is classified as a current liability on the accompanying financial statements for the periods then ended.

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

During the six months ended July 31, 2009 the Company made no payments of cash or common stock on the May 2009 Convertible Notes.

August 2009 Convertible Notes:

On August 14, 2009 the Company completed the sale of $589,177 principal amount of 12% Secured Convertible Promissory Notes (“August 2009 Convertible Notes”) to five subscribers pursuant to the terms of a subscription agreement between the parties. The terms of the subscription agreement shall also apply to the May 2007 Convertible Notes, August 2008 Convertible Notes and May 2009 Convertible Notes. Offering proceeds are intended to be used for mineral lease payments, offering expenses and working capital.

Interest accrues on the August 2009 Convertible Notes at a rate of 12% per annum commencing on the date of the issuance of the Notes. The Note principal must be repaid commencing February 15, 2010 in monthly amounts equal to 20% of the principal amount of the Note together with interest, accrued to each monthly payment date on the outstanding Note principal. In the event a registration statement is effective or Common Stock may be immediately resold by the Noteholder without volume or other restrictions, and an Event of Default (as defined in the Note) is not pending then the Company may pay the monthly amount with registered common stock or 144 Shares valued at the lesser of the fixed conversion price of $0.0025 (subject to certain adjustments), or 75% of the average of the closing bid prices of the Company’s common stock for the five trading days prior to the monthly payment date. The Company agreed to reserve for issuance to the subscribers not less than 175% of the amount of Shares of Common Stock necessary to allow conversion of all Notes at the conversion price in effect from time to time.

The Company may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. The Company must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the Noteholder shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 75% of the aggregate daily trading volume of the Common Stock for the 5 trading days preceding the relevant monthly payment date. Provided an Event of Default is not pending, the Company may prepay unconverted portions of the Note upon 20 days prior notice during which time Investor may convert the amount of Note noticed for prepayment at the Fixed Conversion Price. Such payment shall be equal to 125% of the principal amount being prepaid and the accrued interest. Noteholders are subject to certain limitations on their rights to convert the Notes. The principal limitation is that unless waived, the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of the Company after such conversion.

Pursuant to the terms of the Subscription Agreement, James Briscoe, the CEO of the Company agreed not to sell or otherwise dispose of his shares of common stock of the Company owned by him or which he has the right to acquire for a period of two years from the date of the Subscription Agreement, unless sold in the open market for over $0.90.

In accordance with the terms of the subscription agreement, the Company granted a senior security interest over all of the assets of the Company to the subscribers pursuant to a security agreement dated as of August 14, 2009. In addition, the Company’s wholly owned subsidiary, Big Chunk Corp. was required to provide the subscribers with a guaranty on the repayment of the loans.

Further, in connection with the issuance of the August 2009 Convertible Notes, the Company issued 235,670,800 common share purchase warrants exercisable at $0.005. The Warrants, issued as of August 14, 2009, are exercisable at any time for six years after their issuance. Holders of the Warrants are entitled to exercise their warrants on a cashless basis.

The Company agreed to pay the subscribers’ legal fees of approximately $29,000 in connection with preparation of documents for the Offering and acting as escrow agent.

The Notes and Warrants were issued to the subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities.

All proceeds received have been and will be used for exploration of our mineral properties and working capital.

On September 1, 2009 the Company affected a one for four reverse stock split of our authorized and issued and outstanding common stock. As a result our authorized capital decreased to 1,250,000,000 shares of common stock with a par value of $0.00001. Our stock is traded under a new symbol LBSR as of the opening of trading on September 1, 2009.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(4)
10.11	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(4)
10.12	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(4)
10.13	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (5)
10.14	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (6)
10.15	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.16	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.17	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.18	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.19	Form of First Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on February 11, 2008 (8)
10.20	Form of Second Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on May 11, 2008 (9)
10.21	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (10)
10.22	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.23	Form of Secured Convertible Promissory Notes dated August 28, 2008 (11)
10.24	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.25	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (11)
10.26	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
10.27	Form of Secured Convertible Promissory Notes dated May 21, 2009 (12)
10.28	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (12)
10.29	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
10.30	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
10.31	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(13)
10.32	Form of Secured Convertible Promissory Notes dated August 14, 2009(13)
10.33	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (13)
10.34	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(13)

Exhibit Number	Description of Exhibit
10.35	Form of Warrant dated August 14, 2009(13)
10.36	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (13)
14.1	Code of Ethics(3)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.

(4)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 22, 2008.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 23, 2008.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 31, 2008.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.

(13)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.

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

Date: September 14, 2009