Form 10-Q
period 2009-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2009-12-15
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 000-50071

LIBERTY STAR URANIUM & METALS CORP.
(Exact name of registrant as specified in its charter)

Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5610 E Sutler Lane, Tucson, Arizona85712
(Address of principal executive offices)

520.721.1375
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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 139,573,474 common shares issued and outstanding as of December 9, 2009.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2009	January 31, 2009
	(Unaudited)	(Audited)
Current:
Cash and cash equivalents	$69,209	$63,250
Prepaid expenses and supplies	179,458	192,887
Due from related parties	-	1,888
Total current assets	248,667	258,025

Property and equipment, net	582,975	826,523
Certificates of deposit	3,000	3,000
Deferred financing charges, net	30,299	87,276
Investment in Elle Venture	-	-
Other assets	50,000	50,000

Total assets	$914,941	$1,224,824

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$78,270	$77,064
Convertible promissory notes, net of discounts	2,849,045	2,280,431
Accounts payable and accrued liabilities	250,079	44,219
Accrued wages to related party	76,500	42,500
Accrued interest	304,909	72,466
Warrant liability	515,823	-
Total current liabilities	4,074,626	2,516,680

Long-term debt, net of current portion	36,478	80,798

Total liabilities	4,111,104	2,597,478

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares
authorized; and 100,442,028 and 48,486,677 shares issued and
outstanding	1,004	484
Additional paid-in capital	23,992,414	23,721,402
Deficit accumulated during the exploration stage	(27,189,581)	(25,094,540)
Total stockholders’ equity (deficit)	(3,196,163)	(1,372,654)

Total liabilities and stockholders’ equity (deficit)	$914,941	$1,224,824

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

										Cumulative from
		For the three		For the three		For the nine		For the nine		date of inception
		months ended		months ended		months ended		months ended		(August 20, 2001)
		October 31,		October 31,		October 31,		October 31,		to
		2009		2008		2009		2008		October 31, 2009
Revenues		$-		$-		$-		$-		$-

Expenses:
Geological and geophysical
costs		573,136		483,227		573,528		930,250		11,425,174
Salaries and benefits		30,131		97,586		124,822		503,288		2,131,567
Accounting and auditing		25,595		31,966		94,133		124,810		934,996
Public relations		2,340		4,203		12,973		80,139		686,197
Depreciation		57,138		70,786		173,870		214,219		702,658
Legal		15,168		53,922		33,767		100,673		625,624
Professional services		-		-		-		-		143,992
General and administrative		46,862		64,367		136,561		179,116		1,574,493
Travel		-		-		-		2,430		137,596
Impairment loss		-		-		-		-		15,907,500
Net operating expenses		750,370		806,057		1,149,654		2,134,925		34,269,797

Loss from operations		(750,370)		(806,057)		(1,149,654)		(2,134,925)		(34,269,797)

Other income (expense):
Interest income		10		5,087		40		13,582		196,978
Interest expense		(213,490)		(517,000)		(939,389)		(1,529,728)		(4,715,280)
Debt conversion expense		-		(20,221)		-		(87,695)		(103,437)
Loss on sale of assets		(315)		-		(6,038)		-		(31,306)
Other income		-		75,000		-		75,000		225,390
Income from Elle Venture		-		-		-		300,000		300,000
Foreign exchange gain		-		-		-		-		505
Gain on settlement of debt
to related party		-		-		-		-		7,366
Total other income (expense)		(213,795)		(457,134)		(945,387)		(1,228,841)		(4,119,784)

Loss before income taxes		(964,165)		(1,263,191)		(2,095,041)		(3,363,766)		(38,389,581)

Income tax expense		-		-		-		-		-

Net loss	$	(964,165)	$	(1,263,191)	$	(2,095,041)	$	(3,363,766)	$	(38,389,581)

Basic and diluted net loss per
share of common stock	$	(0.01)	$	(0.06)	$	(0.04)	$	(0.23)	$	(2.68)

Basic and diluted weighted
average number of shares
of common stock
outstanding		74,984,317		21,171,490		58,038,596		14,788,699		14,336,453

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit	Total
					accumulated during	stockholders’
	Common stock		Additional paid-in		the exploration	equity
	Shares	Amount	capital		stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-	$-
Common stock issued for cash	5,000,000	50	99,950		-	100,000
Net loss for the period from inception, August 20, 2001, to
January 31, 2004	-	-	-		(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950		(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956		-	15,925,000
Issuance of common stock private placement	250,000	3	999,997		-	1,000,000
Issuance of common stock and warrants private placement	400,000	4	1,999,996		-	2,000,000
Options issued for services	-	-	94,350		-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)		11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267		(7,324,626)	594,724
Issuance of common stock and warrants private placement	971,679	10	5,052,722		-	5,052,732
Issuance of common stock and warrants private placement	493	-	-		-	-
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989		(11,952,591)	1,019,491
Issuance of common stock private placement	66,372	1	299,999		-	300,000
Issuance of common stock	924,224	9	2,245,986			2,245,995
Issuance of common stock for services	37,500	-	93,000			93,000
Expenses of common stock issuance	-	-	(320,000)		-	(320,000)
Options granted to consultants and employees	-	-	832,343		-	832,343
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317		(15,220,539)	902,881
Issuance of common stock	429,700	4	1,074,413		-	1,074,417
Issuance of common stock for services	28,000	-	54,540		-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698		-	259,699
Options granted to employees and consultants	-	-	358,646		-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886		(20,918,474)	216,520
Issuance of common stock for conversion or payment of
promissory note	37,646,325	376	1,839,135		-	1,839,511
Issuance of common stock for inducement to convert
promissory note	7,500	-	9,000		-	9,000
Reduction of conversion price for inducement to convert
promissory note	-	-	94,437		-	94,437
Stock based compensation	-	-	576,244		-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700		-	67,700
Net loss for the year ended January 31, 2009	-	-	-		(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402		(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of
promissory note	51,955,351	520	271,012		-	271,532
Net loss for the nine months ended October 31, 2009	-	-	-		(2,095,041)	(2,095,041)
Balance, October 31, 2009	100,442,028	$1,004	$23,992,414	$	(27,189,581)	$(3,196,163)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

						Cumulative from
						date of inception
		For the nine		For the nine		(August 20, 2001)
		months ended		months ended		to
		October 31, 2009		October 31, 2008		October 31, 2009
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(2,095,041)	$	(3,363,766)	$	(38,389,581)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		173,870		214,219		703,669
Amortization of deferred financing charges		99,414		168,918		512,417
Amortization of discount on convertible promissory notes		588,222		1,130,608		3,375,210
Mineral claim costs		-		-		343,085
Impairment loss		-		-		15,907,500
Loss (gain) on sale of fixed asset		6,038		-		31,306
Share based compensation		-		574,537		1,767,233
Share based payments		-		364,174		554,953
Changes in assets and liabilities:
Prepaid expenses and supplies		13,429		(23,411)		(91,608)
Other current assets		-		-		(7,875)
Deposits		-		11,036		-
Certificates of deposit		-		43,023		(11,435)
Other assets		-		(25,000)		(25,000)
Accounts payable and accrued expenses		205,860		(113,812)		244,064
Accrued wages related party		34,000		47,500		76,500
Accrued interest		240,346		(218,971)		312,812
Net cash used in operating activities		(733,862)		(1,190,945)		(14,696,750)

Cash flows from investing activities:
Proceeds from the sale of fixed assets		63,640		-		124,726
Proceeds from redemption of certificate of deposit		-		-		213,232
Purchase of certificate of deposit		-		-		(204,797)
Purchase of equipment		-		(74,700)		(1,098,950)
Net cash provided by (used in) investing activities		63,640		(74,700)		(965,789)

Cash flows from financing activities:
Principal activity on long-term debt		(43,114)		(80,659)		(381,805)
Principal activity on capital lease obligation		-		(2,760)		(39,298)
Principal activity on convertible promissory notes		-		(286,227)		(286,227)
Net (advances) repayments from related parties		1,888		277,665		-
Proceeds from the issuance of common stock, net of expenses		-		-		11,140,074
Proceeds from the sale of convertible promissory notes		717,407		372,434		5,100,079
Proceeds from long-term debt		-		-		198,925
Net cash provided by financing activities		676,181		280,453		15,731,748

Net increase (decrease) in cash and cash equivalents for period		5,959		(985,192)		69,209

Cash and cash equivalents, beginning of period		63,250		1,265,187		-

Cash and cash equivalents, end of period		$69,209		$279,995		$69,209

Interest paid during the period		$11,408		$147,855		$186,868

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

In December 2006, the Company entered into a joint venture agreement (“Elle Venture”) with XState Resources Limited (“XState”). The Company holds a 50% interest in the Elle Venture, a general partnership with XState that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the North Pipes Super Project area on the Arizona strip, Northern Arizona. The Elle Venture ceased exploration activities in 2008.

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

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2009 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2009 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

The valuation of stock-based compensation, valuation of common stock purchase warrants, value of embedded conversion options, value of beneficial conversion features, and the determination of useful lives and recoverability of depreciable assets are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

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

Convertible promissory notes

The Company accounts for convertible promissory notes as liabilities at fair value in accordance with the applicable accounting guidance. The Company bifurcates conversion options and detachable common stock purchase warrants and reports them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. When convertible promissory notes are converted into shares of the Company’s common stock in accordance with the debt’s terms, no gain or loss is recognized. The Company accounts for inducements to convert as an expense in the period incurred, included in debt conversion expense.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2009 and January 31, 2009, there were 249,365,347 and 13,994,547, respectively, potentially dilutive instruments outstanding. Additionally, at October 31, 2009 and January 31, 2009 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 928,837,684 and 1,886,792,667 shares, respectively, required to convert the notes. At October 31, 2009 and January 31, 2009 there are 1,250,000,000 and 200,000,000 shares authorized, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended October 31, 2009, that are of significance, or potential significance, to us.

In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently assessing the impact of this guidance on its financial position and results of operations.

NOTE 4 – Mineral claims

At October 31, 2009 the Company held a 100% interest in 1,775 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At October 31, 2009 the Company held a 50% interest in standard Federal lode mining claims covering 3 breccia pipe targets on the Colorado Plateau Province of Northern Arizona. These claims are owned through the Elle Venture, a general partnership in which the Company is a 50% partner.

At October 31, 2009 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At October 31, 2009 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”).

At October 31, 2009 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, titles to all properties are in good standing as of October 31, 2009.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets are:

	October 31, 2009	January 31, 2009
Geology equipment	$418,802	$418,802
Drilling equipment	538,400	538,400
Vehicles and transportation equipment	136,278	254,859
Office furniture and equipment	68,425	68,425
	1,161,905	1,280,486
Less accumulated depreciation and amortization	(578,930)	(453,963)

	$582,975	$826,523

NOTE 6 – Convertible promissory notes

May 2007 Convertible Notes:

On May 11, 2007, the Company issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. On November 17, 2008 the Company did not have enough authorized capital to fulfill the conversion requests received from the holders of the May 2007 Convertible Notes and became in default on the notes. The default interest rate on the notes increased to 15%. The notes matured on May 11, 2009 and have not been paid in full. The entire obligation is due on demand and included as a current liability.

The Company may elect to make repayments of the May 2007 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The holders may elect to convert amounts owed on the notes at a conversion price which is the lesser of the fixed conversion price of $0.005 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

During the nine months ended October 31, 2009 the Company issued 51,954,891 shares of common stock for conversions on the May 2007 Convertible Notes. At October 31, 2009 the note holders had a balance of $648,461 of monthly payment amounts that had been deferred that were due on demand by the note holders.

During the year ended January 31, 2009 the Company issued 150,585,301 shares of common stock and $407,349 of cash for the monthly payments and principal conversions on the May 2007 Convertible Notes. At January 31, 2009 the note holders had a balance of $831,226 of monthly payment amounts that had been deferred that were due on demand by the note holders.

The principal balance of the May 2007 Convertible Notes outstanding was $1,431,448 and $1,512,313 at October 31, 2009 and January 31, 2009, respectively.

August 2008 Convertible Notes:

On August 27, 2008 the Company issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received were $372,434. The August 2008 Convertible Notes bear interest at 12%. In November 2008, the Company did not have enough authorized shares available for issuance to make any stock repayments on this note and was considered in default. The default interest rate increased to 15%. The notes matured on August 27, 2009 and have not been paid in full. The entire obligation is due on demand and included as a current liability.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes – continued

August 2008 Convertible Notes - continued:

The Company may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of common stock of the Company. The holders may elect to convert amounts owed on the notes at a conversion price which is the lesser of the fixed conversion price of $0.005 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

The principal balance of the August 2008 Convertible Notes outstanding was $414,184 at October 31, 2009 and January 31, 2009.

May 2009 Convertible Notes:

On May 21, 2009, the Company completed the sale of $170,668 principal amount of 12% Secured Convertible Promissory Notes (“May 2009 Convertible Notes”) in a private placement of its securities to subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933 and pursuant to the terms of a subscription agreement between the parties dated May 21, 2009. The net proceeds received were $157,468. The notes mature on May 21, 2010.

Pursuant to the terms of the convertible secured notes and the Subscription Agreement, interest accrues on the Notes at a rate of 12% per annum commencing on the date of the issuance of the May 2009 Convertible Notes. The May 2009 Convertible Notes principal must be repaid commencing October 15, 2009 in monthly amounts equal to 14.28% of the principal amount of the notes together with interest, accrued to each monthly payment date on the outstanding note principal. As required payments have not been made as of October 31, 2009 the note currently accrued interest at the default rate of 15%. In the event a registration statement is effective or Common Stock may be immediately resold by the noteholders without volume or other restrictions, and an event of default is not pending then the Company may pay the monthly amount with registered or unregistered common stock valued at the lesser of the fixed conversion price of $0.005 (subject to certain adjustments), or 80% of the average of the closing bid prices of the Company’s common stock for the five trading days prior to the monthly payment date. The Company may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. The Company must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the noteholders shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 33% of the aggregate daily trading volume of the common stock for the 7 trading days preceding the relevant monthly payment date. The Company agreed to reserve for issuance to the subscribers not less than 175% of the amount of shares of common stock necessary to allow conversion of all notes at the conversion price in effect from time to time.

Pursuant to the terms of the Subscription Agreement, James Briscoe, the CEO of the Company, agreed not to sell or otherwise dispose of his shares of common stock of the Company owned by him or which he has the right to acquire for a period of two years from the date of the Subscription Agreement, unless sold in the open market for over $0.90 per share.

The principal balance of the May 2009 Convertible Notes outstanding was $170,668 and $0 at October 31, 2009 and January 31, 2009, respectively.

August 2009 Convertible Notes:

On August 14, 2009, the Company completed the sale of $589,177 principal amount of 12% Secured Convertible Promissory Notes (“August 2009 Convertible Notes”) to five subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933 and pursuant to the terms of a subscription agreement between the parties dated August 14, 2009. The net proceeds received were $559,940. The notes mature on August 14, 2010.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes – continued

August 2009 Convertible Notes - continued:

Pursuant to the terms of the convertible secured notes and the Subscription Agreement, interest accrues on the Notes at a rate of 12% per annum commencing on the date of the issuance of the August 2009 Convertible Notes. The August 2009 Convertible Notes principal must be repaid commencing February 15, 2010 in monthly amounts equal to 20% of the principal amount of the notes together with interest, accrued to each monthly payment date on the outstanding note principal. In the event a registration statement is effective or Common Stock may be immediately resold by the noteholders without volume or other restrictions, and an event of default is not pending then the Company may pay the monthly amount with registered or unregistered common stock valued at the lesser of the fixed conversion price of $0.0025 (subject to certain adjustments), or 75% of the average of the closing bid prices of the Company’s common stock for the five trading days prior to the monthly payment date. The Company may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. The Company must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the noteholders shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 40% of the aggregate daily trading volume of the common stock for the 5 trading days preceding the relevant monthly payment date. The Company agreed to reserve for issuance to the subscribers not less than 175% of the amount of shares of common stock necessary to allow conversion of all notes at the conversion price in effect from time to time.

The holders of the August 2009 Convertible Notes were issued 235,670,800 detachable common stock purchase warrants with an exercise price of $0.005 and a life of 6 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.005 per share. The detachable common stock purchase warrants are reported as a liability at fair value. The Company estimates the fair value of warrants using the Black-Scholes valuation model, a level three fair value hierarchy. To estimate the fair value of the warrants, the Company used the following assumptions: 75% expected volatility; 0% expected dividend yield; 1 year expected term; and 1.61% risk-free interest rate. The balance of warrant liability was $515,823 and $0 at October 31, 2009 and January 31, 2009, respectively.

The principal balance of the August 2009 Convertible Notes outstanding was $589,177 and $0 at October 31, 2009 and January 31, 2009, respectively.

The entire principal and interest of the May 2007, August 2008, May 2009 and August 2009 notes will be payable upon the Company’s receipt of the net proceeds of a $3,000,000 offering of the Company’s debt or equity. Provided an event of default is not pending, the Company may prepay unconverted portions of the Note upon 20 days prior notice during which time noteholders may convert the amount of the note noticed for prepayment at the fixed conversion price. Such payment shall be equal to 125% of the principal amount being prepaid and the accrued interest. In the event that commencing on the date that is six months following the closing date and ending two years thereafter, Rule 144 is unavailable for the unrestricted resale of the conversion shares under the Notes, then the Company shall pay to the Investor as liquidated damages for each thirty days (or pro rata for periods shorter than thirty days) a sum equal to 1.75% of the purchase price of the outstanding notes.

The Company agreed to include at the option of each noteholder of the May 2009 and August 2009 notes the number of shares that may be converted pursuant to any note in any registration statement it files during such period, ahead of the rights granted to the subscribers in the May 2007 Convertible Notes and the subscribers in the August 2008 Convertible Notes. Noteholders are subject to certain limitations on their rights to convert the notes. The principal limitation is that unless waived, the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of the Company after such conversion.

The Company granted a senior security interest over all of the assets of the Company to the holders of the May 2007, August 2008, May 2009 and August 2009 Convertible Notes. In addition, the Company’s wholly owned subsidiary, Big Chunk Corp. was required to provide the subscribers with a guaranty on the repayment of the loans.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Convertible promissory notes – continued

August 2009 Convertible Notes - continued:

If settlement of all of the Convertible Notes occurred on October 31, 2009 the Company would have been obligated to pay $3,253,938 principal payments and $304,909 accrued interest for a total of $3,558,847 in cash. If the settlement were completed by the issuance of common shares the conversion price at October 31, 2009 for the May 2007, August 2008 and May 2009 notes would have been $0.0043 per share and the conversion price at October 31, 2009 for the August 2009 notes would have been $0.0025 for a total of 928,837,684 shares required to convert the notes.

NOTE 7 – Common stock

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

On September 1, 2009 the Company effected a one for four reverse stock split of our authorized and issued and outstanding common stock. As a result our authorized capital decreased to 1,250,000,000 shares of common stock with a par value of $0.00001. Our stock is traded under a new symbol LBSR as of the opening of trading on September 1, 2009.

As of October 31, 2009, there were 244,721,847 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 5.65 years and a weighted average exercise price of $0.020 per whole warrant for one common share. Whole share purchase warrants outstanding at July 31, 2009 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2008	9,051,047	$0.91
Issued	-	-

Outstanding, January 31, 2009	9,051,047	$0.42
Issued	235,670,800	0.005

Outstanding, October 31, 2009	244,721,847	$0.02
Exercisable, October 31, 2009	244,721,847	$0.02

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

NOTE 8 – Commitments – continued

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental was $125 per claim and increased to $140 per claim beginning September 1, 2009. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals for the period from September 1, 2008 to September 1, 2009 of $219,625 have been paid. Rentals due for the period from September 1, 2009 to September 1, 2010 of $250,460 have been paid.

In November 2006, the Company began renting its previous office space. The lease requires monthly payments of $3,825. In September 2008 the Company exercised its option to renew the lease for an additional two years. During the nine months ended October 31, 2009 and 2008 the Company recognized rent expense of $29,424 and $34,101, respectively, related to this lease. In January 2009 the Company vacated the premises. The landlord has not released the Company from its obligations related to the two year renewal and the Company is responsible for any shortage in rent received from a new tenant and the $3,825 that the Company would have paid per month during the renewal period. Future minimum lease payments under this noncancelable lease for the twelve months ended October 31, 2010 are $45,907 and the twelve months ended October 31, 2011 are $3,827.

NOTE 9 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 10 – Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

		Fair value measurements at reporting date using:
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	October 31,	liabilities	inputs	inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Convertible promissory notes	$2,849,045	$-	$-	$2,849,045
Warrant liability	515,823	-	-	515,823

	$3,364,868	$-	$-	$3,364,868

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 10 – Fair value of financial instruments - continued

	Fair value measurements using significant unobservable
	inputs (Level 3):
	Convertible
	promissory
Description	notes	Warrant liability	Total

Beginning balance	$2,280,431	$-	$2,280,431
Total gains or losses	-	-	-
Purchases, issuances and settlements	568,614	515,823	1,084,437
Transfers in or out of Level 3	-	-	-

Ending balance	$2,849,045	$515,823	$3,364,868

NOTE 11 – Subsequent events

The Company issued 39,131,446 shares of common stock for conversions of $95,673of principal and $12,288 of accrued interest on the May 2007 and August 2008 Convertible Notes.

On November 27, 2009, we modified the August 2009 Convertible Notes so as to increase five such notes by an aggregate total of $206,212. Other aspects of the August 14, 2009 notes remain unchanged. Proceeds were used to pay annual land claim fees to the state of Alaska to retain our Big Chunk and Bonanza Hills mineral claims.

The company has evaluated subsequent events through December 15, 2009 which is the date the financial statements were issued.

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

East Silver Bell: The Company holds an option to explore 26 standard Federal lode mining claims located at the East Silver Bell region of Arizona. The mineral claims are owned by FOJ, LLC an Arizona Limited Liability Company in which two of our directors are owners. We have not identified any ore reserves to date.

Walnut Creek: The Company holds an option to explore 33 standard Federal lode mining claims located due east and southeast of the town of Tombstone, Arizona. The mineral claims are owned by FOJ, LLC an Arizona Limited Liability Company in which two of our directors are owners. We have not identified any ore reserves to date.

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

Material Changes in Financial Condition from January 31, 2009 to October 31, 2009

We had cash and cash equivalents in the amount of $69,209 as of October 31, 2009 compared to $63,250 as of January 31, 2009. We had negative working capital of $(3,825,959) as of October 31, 2009 compared to $(2,258,655) as of January 31, 2009. We had cash inflows from financing activities of $676,181 during the nine months ended October 31, 2009 resulting from the sale of convertible promissory notes in May 2009 and August 2009. During the nine months ended October 31, 2009 the Company sold vehicles to generate cash inflows from investing activities of $63,640. The increase in our cash balance resulted from the cash inflow from sales of vehicles and convertible promissory notes exceeding the cash outflows for operations as we performed the minimum exploration activities required to maintain our mineral claims during the nine months ended October 31, 2009. The decrease in our working capital is the result of the increase in current liabilities from the sale of convertible promissory notes that mature in one year or less.

On May 21, 2009, the Company completed the sale of $170,668 principal amount of 12% Secured Convertible Promissory Notes (“May 2009 Convertible Notes”) to six subscribers pursuant to the terms of a subscription agreement between the parties dated May 21, 2009. On August 14, 2009, the Company completed the sale of $589,177 principal amount of 12% Secured Convertible Promissory Notes (“August 2009 Convertible Notes”) to six subscribers pursuant to the terms of a subscription agreement between the parties dated August 14, 2009. Net proceeds of $717,407 are intended to be used for mineral lease payments, offering expenses and working capital. The Company will require additional financing in order to maintain our mineral claims in good standing and perform additional exploration activities on our mineral claims.

The Company is in default on the May 2007 Convertible Notes, August 2008 Convertible Notes and May 2009 Convertible Notes and as such the entire obligations are reported as current liabilities. The note holders have a security interest in all assets and mineral properties and as a result the Company is unable to sell any assets without prior approval from the note holders. The Convertible Promissory Notes entered into in May 2007 contains restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the Unsecured Convertible Promissory Notes. The August 2008 Convertible Notes, May 2009 Convertible Notes, and August 2009 Convertible Notes contain restrictions that require that the May 2007, August 2008, May 2009 and August 2009 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. The company does not plan to make any capital expenditures for new mineral claims or equipment during the next twelve months.

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

Material Changes in Results of Operations from October 31, 2009 to October 31, 2008

We had a net loss of $(964,165) for the three months ended October 31, 2009 compared to a net loss of $(1,263,191) for the three months ended October 31, 2008. We had a net loss of $(2,095,041) for the nine months ended October 31, 2009 compared to a net loss of $(3,363,766) for the nine months ended October 31, 2008. The change in net loss for the nine month periods ended October 31, 2009 and 2008 was largely due to the following three factors:

1)

Salaries and benefits costs are down approximately $378,000 compared to last year due to the reduction in work force as a result of the cash flow constraints. The reduced salaries and benefits expenses result from the elimination of a full time bookkeeper position, elimination of a full time investor relations position, the resignation without replacement of the CFO position, the elimination of health care benefits for the Company’s staff, as well as a reduction of compensation expense reported for stock option grants as a result of all outstanding options being fully vested at October 31, 2009.

2)

A reduction of geological and geophysical costs of approximately $356,000. Due to cash flow constraints the Company performed only the minimum exploration activities required to maintain our mineral claims in good standing during the nine months ended October 31, 2009 and had laid off the entire geology staff. During the nine months ended October 31, 2008 the Company had approximately 10 staff members in the geology department and performed exploratory drilling on the Elle Venture claims owned 50% by the Company.

3)

Interest expense is down approximately $590,000. The reduction of interest costs is mostly due to the discounts on the May 2007 Convertible Notes being fully amortized in May 2009 resulting in approximately 5 months less amortization incurred during the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008.

Results for the three month period ended October 31, 2009 and 2008 were affected by the same factors that have affected the nine month periods discussed above.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2009. Our total stockholders’ deficit at October 31, 2009 was $(3,196,163).

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

Convertible promissory notes

The Company reviewed the convertible promissory notes and the related subscription agreements to determine the appropriate reporting within the financial statements. The Company accounts for convertible promissory notes as liabilities at fair value in accordance with the applicable accounting guidance. The Company bifurcates conversion options and detachable common stock purchase warrants and reports them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. The Company determined that reporting the notes as equity would not be appropriate as the conversion of the notes into common stock was not guaranteed. No gain or loss is reported when the notes are converted into shares of the Company’s common stock in accordance with the note’s terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2009, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution or hazards, which we cannot insure or which we may elect not to insure. There is substantial risk that our business will fail.

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

Risks related to our company

The Company is in default on the May 2007 Convertible Notes and the August 2008 Convertible Notes and as such the note holders make call the notes.

The Company is in default on the May 2007 Convertible Notes and the August 2008 Convertible Notes and as such the entire obligation is reported as a current liability. The note holders have a security interest in all assets and mineral properties and as a result the Company is unable to sell any assets without prior approval from the note holders. If the note holders were to call the notes and the Company was unable to satisfy the obligation the note holders could proceed against the assets and mineral claims that collateralize the notes. These restrictions may make it difficult for us to raise the cash required to perform exploration activities.

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

We had cash in the amount of $69,209 and negative working capital of $(3,825,959) as of October 31, 2009. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes and August 2009 Convertible Notes, further described in Note 6 to the condensed consolidated financial statements included in Item 1 of this form, and we can provide no assurance to investors that we will be able to find such financing when required. The Convertible Promissory Notes entered into in May 2007 contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the May 2007 Convertible Notes, during the Exclusion Period as defined in the notes, and during the pendency of any Event of Default as defined in the notes. The August 2008 Convertible Notes, May 2009 Convertible Notes, and August 2009 Convertible Notes contain restrictions that require that the August 2008, May 2007, May 2009, and August 2009 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. In addition to the restrictions placed on us by our various financing agreements, obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2009 is $(38,389,581). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. At our shareholder meeting held on May 27, 2009 the shareholders voted to increase the number of authorized shares to 10,000,000,000 shares of common stock with a par value of $0.001. The Company filed a certificate of amendment on June 4, 2009 to increase the number of authorized shares to 5,000,000,000 shares of common stock with a par value of $0.001. On September 1, 2009 we completed a one for four reverse stock split of our authorized and outstanding common stock resulting in a decrease in authorized shares to 1,250,000,000 with a par value of $0.00001. As of October 31, 2009, there were 100,442,028 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes, and August 2009 Convertible Notes and related common share purchase warrants that we issued on May 11, 2007 and August 14, 2009. First, the entire amount of money owed under the May 2007, August 2008 and May 2009 Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.005 per share or 80% of the average closing bid price for the five trading dates prior to the repayment date. The entire amount of money owed under the August 2009 Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.0025 per share or 75% of the average closing bid price for the five trading dates prior to the repayment date. The May 2007 Convertible Notes matured on May 11, 2009 but still remain unpaid. The August 2008 Convertible Notes matured on August 27, 2009 but still remain unpaid. The May 2009 Convertible Notes mature on May 21, 2010. The August 2009 Convertible Notes mature on August 14, 2010. In November 2008 we were in default on the May 2007 and August 2008 Convertible Notes as we did not have enough shares remaining in our authorized capital to be able to fulfill the conversion requests received and as such the interest rate was increased to 15%. Our convertible note holders could call the note and request security to be sold for repayment. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the May 2007 Convertible Notes on May 11, 2007 may be exercised at $0.005 and $0.05 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the May 2007 Convertible Notes as a broker fee on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Fourth, the 235,670,800 common share purchase warrants that we issued to the holders of the August 2009 Convertible Notes may be exercised at $0.005 until they expire on August 14, 2015. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

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

During the nine months ended October 31, 2009 the Company issued 51,954,891 shares of common stock for conversions on the May 2007 Convertible Notes.

During the year ended January 31, 2009 the Company issued 150,585,301 shares of common stock and $407,349 of cash for the monthly payments and principal conversions on the May 2007 Convertible Notes. At January 31, 2009 the note holders had a balance of $831,226 of monthly payment amounts that had been deferred that were due on demand by the note holders.

The principal balance of the May 2007 Convertible Notes outstanding was $1,431,448 and $1,512,313 at October 31, 2009 and January 31, 2009, respectively.

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

During the nine months ended October 31, 2009 the Company made no payments of cash or common stock on the August 2008 Convertible Notes.

The principal balance of the August 2008 Convertible Notes outstanding was $414,184 at October 31, 2009 and January 31, 2009. At October 31, 2009 and January 31, 2009 the Company was in default on the August 2008 Convertible Notes and the entire obligation is classified as a current liability on the accompanying financial statements for the periods then ended.

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

During the nine months ended October 31, 2009 the Company made no payments of cash or common stock on the May 2009 Convertible Notes. The interest rate on the notes has been increased to 15% effective October 15, 2009 when the first monthly installment payment was not paid.

August 2009 Convertible Notes:

On August 14, 2009 the Company completed the sale of $589,177 principal amount of 12% Secured Convertible Promissory Notes (“August 2009 Convertible Notes”) to five subscribers pursuant to the terms of a subscription agreement between the parties. Net proceeds of $559,940 are intended to be used for mineral lease payments, offering expenses and working capital. The terms of the subscription agreement shall also apply to the May 2007 Convertible Notes, August 2008 Convertible Notes and May 2009 Convertible Notes. Offering proceeds are intended to be used for mineral lease payments, offering expenses and working capital.

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

The Company may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. The Company must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the Noteholder shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 40% of the aggregate daily trading volume of the Common Stock for the 5 trading days preceding the relevant monthly payment date. Provided an Event of Default is not pending, the Company may prepay unconverted portions of the Note upon 20 days prior notice during which time Investor may convert the amount of Note noticed for prepayment at the Fixed Conversion Price. Such payment shall be equal to 125% of the principal amount being prepaid and the accrued interest. Noteholders are subject to certain limitations on their rights to convert the Notes. The principal limitation is that unless waived, the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of the Company after such conversion.

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

On September 1, 2009 the Company effected a one for four reverse stock split of our authorized and issued and outstanding common stock. As a result our authorized capital decreased to 1,250,000,000 shares of common stock with a par value of $0.00001. Our stock is traded under a new symbol LBSR as of the opening of trading on September 1, 2009.

Item 3. Defaults Upon Senior Securities.

May 2007 Convertible Notes:

On November 17, 2008 the Company did not have enough authorized capital to fulfill the conversion requests received from the holders of the May 2007 Convertible Notes and became in default on the notes. The notes matured on May 11, 2009 but have not been paid in full yet. The entire obligation is due on demand and included as a current liability.

Total principal and accrued interest due at December 9, 2009 is $2,225,993.

August 2008 Convertible Notes:

On November 17, 2008, the Company did not have enough authorized shares available for issuance to make any stock repayments on this note and was considered in default. The Company was unable to make the monthly payments beginning in February 2009 and remained in default on the note. The notes matured on August 27, 2009 but have not been paid in full yet. The entire obligation is due on demand and included as a current liability.

Total principal and accrued interest due at December 9, 2009 is $486,590.

May 2009 Convertible Notes:

On October 15, 2009, the Company did not have cash to make the required monthly payments on this note and was considered in default. The Company was unable to make the November 15, 2009 payment either. The notes matured on May 21, 2010.

The amount past due plus interest is $59,555. Total principal and accrued interest at December 9, 2009 is $183,188.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Registration Rights Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners LP(4)
10.11	Standby Equity Distribution Agreement dated as of March 8, 2006, by and between Liberty Star and Cornell Capital Partners, LP(4)
10.12	Placement Agent Agreement dated as of March 8, 2006, by and between Liberty Star and Newbridge Securities Corporation(4)
10.13	Joint Venture Agreement dated October 6, 2006, by and between Liberty Star and Xstate Resources Limited (5)
10.14	Subcontracting Agreement dated October 24, 2006, by and between Liberty Star and Xstate Resources Limited (6)
10.15	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.16	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.17	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.18	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (7)
10.19	Form of First Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on February 11, 2008 (8)

Exhibit Number	Description of Exhibit
10.20	Form of Second Modification and Amendment Agreement to the Senior May 2007 Convertible Notes on May 11, 2008 (9)
10.21	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (10)
10.22	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.23	Form of Secured Convertible Promissory Notes dated August 28, 2008 (11)
10.24	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (11)
10.25	Form of Third Modification and Amendment Agreement to the Senior May 2007 Convertible Notes (11)
10.26	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
10.27	Form of Secured Convertible Promissory Notes dated May 21, 2009 (12)
10.28	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (12)
10.29	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
10.30	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (12)
10.31	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(13)
10.32	Form of Secured Convertible Promissory Notes dated August 14, 2009(13)
10.33	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (13)
10.34	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(13)
10.35	Form of Warrant dated August 14, 2009(13)
10.36	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (13)
14.1	Code of Ethics(3)
21.1	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.

(4)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on March 23, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2006.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 22, 2008.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 23, 2008.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 31, 2008.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.

(13)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.

*	Filed herewith.

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

Date: December 15, 2009