Form 10-K
period 2010-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2010-05-13
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Common Stock, par value $0.00001
(Title of class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [   ]  No [ X ]

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
Yes [X]  No [   ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
Yes [   ] No [X]

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

55,222,579(1) shares of Common Stock @ $0.002(1) = $110,445

(1) Adjusted for retroactive effect of 1 for 4 reverse stock split on September 1, 2009. Closing price on July 31, 2009 was $0.008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

433,427,556 shares of Common Stock issued and outstanding as of May 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

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

As used in this annual report, the terms "we", "us", and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiaries Big Chunk Corp. and Redwall Drilling Inc., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I

Item 1.        Description of Business.

Business development

Liberty Star Uranium & Metals Corp. was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk Corp. is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) is our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall is a drilling contractor. On December 1, 2007 Redwall began performing drilling services on our mineral properties and others and ceased operations when essentially all of its assets were sold in February 2010. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. to reflect our current concentrated efforts on uranium exploration. We are considered to be an exploration stage company, as we have not generated any revenues from operations.

In December 2006, we entered into a joint venture agreement (“Elle Venture”) with XState Resources Limited (“XState”). We hold a 50% interest in the Elle Venture, a general partnership with XState that was formed to explore and, if warranted, develop certain mineral targets within the joint venture area.

Our current business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk Corp. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are described below.

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

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all its mineral properties and, to the best of its knowledge, title to all properties are in good standing.

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. We are in the exploration stage – we have not found any mineral resources in commercially exploitable quantities.

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

We are required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed we must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one year period. Assessment work performed in excess of the required amount may be carried forward for up to 4 years to reduce future obligations for assessment work. We estimate that the required annual assessments to maintain the claims will be approximately $298,600.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. Rentals for the period from September 1, 2009 through September 1, 2010 of $202,440 have been paid. The estimated state rentals due by November 30, 2010 for the period from September 1, 2010 through September 1, 2011 are $202,440. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our North Pipes Super Project claims are Federal lode mining claims located on U.S. Federal Lands and administered by the Department of Interior, Bureau of Land Management. The Bureau of Land Management is preparing an environmental impact statement (EIS) addressing potential effects of withdrawing Federal lands from locatable mineral exploration and mining near the Grand Canyon in Arizona. Nearly 1 million acres of land managed by the BLM and the Forest Service were segregated in July 2009 by the Secretary of Interior. The segregation stops the location of any new mining claims for two years. In that period, the land will be evaluated for withdrawal for up to 20 additional years. We are required to pay annual rentals to maintain its Federal lode mining claims in good standing. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental was $125 per claim and increased to $140 per claim effective September 1, 2009. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The annual rentals required to maintain the NPSP claims are $250,460. There is no requirement for annual assessment or exploration work on the Federal lode mining claims. There are no royalties associated with the Federal lode mining claims.

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

Personnel

We have one full time employee, one part-time employee and four part-time consultants. Currently we employ one full time geologist who is also our President and CEO, James Briscoe. We have two part-time accounting staff, one part time public relations consultant, one part time geology consultant and one part time information technology consultant.

Item 1A.        RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

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

Risks related to our company

We were in default on the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes and the August 2009 Convertible Notes and as such the note holders may call the notes.

We were in default on the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes, and the August 2009 Convertible Notes and as such the entire obligation is reported as a current liability. In February 2010 we modified the terms of these notes with three of the nine note holders to extend their maturity dates to February 28, 2011with two 180 day extensions exercisable by the holder. The three note holders who signed the extension and modification agreement hold a majority of the outstanding balance of all notes. The note holders have a security interest in all assets and mineral properties and as a result we are unable to sell any assets without prior approval from the note holders. If the note holders were to call the notes and we were unable to satisfy the obligation the note holders could proceed against the assets and mineral claims that collateralize the notes. These restrictions may make it difficult for us to raise the cash required to perform exploration activities.

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

We have a limited operating history and must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises, especially those with a limited operating history. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we will ever operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $20,522 and negative working capital of $(3,625,627) as of January 31, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes and August 2009 Convertible Notes, further described in Note 6 to the consolidated financial statements included in Item 8 of this form, and we can provide no assurance to investors that we will be able to find such financing when required. The Convertible Promissory Notes contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the term of the Convertible Notes, during the Exclusion Period as defined in the notes, and during the pendency of any Event of Default as defined in the notes. The August 2008 Convertible Notes, May 2009 Convertible Notes, and August 2009 Convertible Notes contain restrictions that require that the August 2008, May 2007, May 2009, and August 2009 convertible notes be repaid in full from the first $3,000,000 of financings we complete. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. In addition to the restrictions placed on us by our various financing agreements, obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2010 is $(39,104,383). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2010 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

The existence of our mining claims depends on our ability to fund exploratory activity or to pay fees.

Our mining claims, which are the central part of our business, require that we either pay fees, or incur certain minimum development costs annually, or the claims will be forfeited. Do to our current financial situation we may not be able to meet these obligations and we could therefore lose our claims. This would impair our ability to raise capital and would negatively impact the value of the Company.

Risks related to our common stock

Because we will likely issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. At our shareholder meeting held on May 27, 2009 the shareholders voted to increase the number of authorized shares to 10,000,000,000 shares of common stock with a par value of $0.001. We filed a certificate of amendment on June 4, 2009 to increase the number of authorized shares to 5,000,000,000 shares of common stock with a par value of $0.001. On September 1, 2009 we completed a one for four reverse stock split of our authorized and outstanding common stock resulting in a decrease in authorized shares to 1,250,000,000 with a par value of $0.00001. As of January 31, 2010, there were 247,656,979 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Dilution will likely occur because of the Convertible Notes and related common share purchase warrants that we issued on May 11, 2007 and August 14, 2009. First, the entire amount of money owed under the May 2007, August 2008 and May 2009 Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.005 per share or 80% of the average closing bid price for the five trading dates prior to the repayment date. The entire amount of money owed under the August 2009 Convertible Notes plus 12% interest per year, may be converted into shares of our common stock at a price that is the lesser of $0.0025 per share or 75% of the average closing bid price for the five trading dates prior to the repayment date. The May 2007 Convertible Notes matured on May 11, 2009 but still remain unpaid. The August 2008 Convertible Notes matured on August 27, 2009 but still remain unpaid. The May 2009 Convertible Notes mature on May 21, 2010. The August 2009 Convertible Notes mature on August 14, 2010. In November 2008 we were in default on the May 2007 and August 2008 Convertible Notes as we did not have enough shares remaining in our authorized capital to be able to fulfill the conversion requests received and as such the interest rate was increased to 15%. Our convertible note holders could call the note and request security to be sold for repayment. Three of the nine note holders signed an extension and modification agreement to extend the maturity date of the May 2007 and August 2008 Convertible Notes to February 28, 2011. The three note holders who signed the agreement hold a majority of the outstanding principal balances. Second, the 6,769,228 common share purchase warrants that we issued to the holders of the May 2007 Convertible Notes on May 11, 2007 may be exercised at $0.005 and $0.05 per share until they expire on May 11, 2012. Third, the 338,461 common share purchase warrants that we issued to the broker of the May 2007 Convertible Notes as a broker fee on May 11, 2007 may be exercised at $0.05 per share until they expire on May 11, 2012. Fourth, the 235,670,800 common share purchase warrants that we issued to the holders of the August 2009 Convertible Notes may be exercised at $0.005 until they expire on August 14, 2015. Because additional common shares will be issued as a result of some of or all of these factors, there likely will be significant dilution of investment in our company. This would cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in our control.

The sale of our stock under the Convertible Notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

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

We believe that our existing office facilities are adequate for our needs through the end of the year ended January 31, 2011. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

North Pipes Super Project (“NPSP”) see Figure 1:

We hold a 100% interest in 1,775 Federal lode mining claims strategically placed over approximately 60 square miles on the Colorado Plateau Province of Northern Arizona. The 1,775 Federal lode mining claims include approximately 300 breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the Earth’s crust, identified by a surface depression, and containing a high concentration of fragmented rock “breccia” cemented by uranium and other minerals. We plan to ascertain whether our North Pipes Super Project claims possess commercially viable deposits of uranium.

Our Arizona claims are on U.S. Federal Lands and are administered by the Department of Interior, Bureau of Land Management (surface and mineral) land. Our claims may be kept in good standing by paying an advance annual maintenance and rental fee before noon, September the 1st, in the amount of $140 per mining claim. To keep our existing property in good standing, we must pay annual maintenance and rental fees of $250,460. The State Mineral Exploration Permits are administered by the Arizona State Land Department located in Phoenix, Arizona.

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

Elle Venture with XState Resources Ltd (“XState”)(previously OCR Limited)

We also hold a 50% interest in Federal lode mining claims covering 3 breccia pipe targets at the North Pipes Super Project location through the Elle Venture, a general partnership with XState Resources Limited (“XState”). We plan to ascertain whether the Elle Venture claims possess commercially viable deposits of uranium.

Bonanza Hills Project (“Bonanza Hills”) see Figure 2:

We hold 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska approximately 40 miles northeast of the northern boundary of the Big Chunk claims. We plan to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver.

Big Chunk Super Project (“Big Chunk”) see Figure 2:

We hold a 100% interest in 707 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc.

East Silver Bell:

We hold an option to explore 26 standard Federal lode mining claims located at the East Silver Bell region of Arizona. The mineral claims are owned by FOJ, LLC an Arizona Limited Liability Company in which two of our directors are owners.

Walnut Creek:

We hold an option to explore 33 standard Federal lode mining claims located due east and southeast of the town of Tombstone, Arizona. The mineral claims are owned by FOJ, LLC an Arizona Limited Liability Company in which two of our directors are owners.

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
Explanation
Villages
Liberty Star Uranium & Metals Corp Claims
Northern Dynasty Pebble East & West Mineral Deposits
Northern Dynasty Claims
WGS 1984 Zone 5N Datum
Map Created 1/31/07 by CJS
Modified 4/7/08 at 10:33 by CLW
N
0 5 10 20 Miles
0 10 20 40 Kilometers

Claim status

We have investigated titles to all of our mineral properties and, to the best of our knowledge, titles to all properties are in good standing as of January 31, 2010. We estimate that we will be required to perform $298,600 of assessment work in order to maintain the Alaska claims in good standing for 2010. We estimate that we will be required to pay annual rentals of $202,440 by November 30, 2010 to maintain the Alaska claims in good standing. We estimate that we will be required to pay $250,460 by September 1, 2010 to maintain the North Pipes Super Project federal lode mining claims in good standing. We estimate that we will be required to pay $7,375 by September 1, 2010 to maintain the East Silver Bell and Walnut Creek federal lode mining claims in good standing.

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

Technical Studies and Drilling on the North Pipes Super Project, 2007 to Present.

Geophysics

We have completed PEM (Pulse Electro-magnetic) geophysical surveys on our North Pipes Super Project claims. Two types of PEM surveys were conducted in 2007: Downhole PEM and In-Loop PEM. These surveys were designed to test the applicability of this geophysical technique. At this time results are not conclusive. Downhole PEM may be used in the future.

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

Geologic field mapping on the surface

Geological field mapping has been ongoing during 2007 and 2008. Mapping has been performed by our staff geologists as well as contracted geologists. Approximately 180 of the 300 pipe target areas have been mapped in detail 1:5,000 (1 inch = 417 feet). Geologic mapping has been focused on favourable areas identified by air photo interpretation, geophysics, soil geochemistry and/or field reconnaissance. Several detailed measured stratigraphic sections have also been completed.

Geochemical sampling

A comprehensive soil geochemical survey was completed in 2007. Approximately 14,000 soil samples were collected. Samples were collected by employees and contractors. Strict chain of custody procedures were followed and quality assurance/quality control (QA/QC) samples were inserted regularly into the sample stream. The samples were assayed for 63 elements. Assay analyses were conducted by a Certified Assay Lab, Acme Analytical Laboratories of Vancouver, British Columbia, Canada. A geochemical Summit Meeting was held in Tucson with Technical Advisory Board members and our geologists on January 23rd, 24th and 25th of 2008. Geochemical analyses developed by our employees and consultants and our technical board over the past 15 years were the basis for a rigorous and methodical interpretation of the complex geochemical data. Several geochemical signatures over known and suspected mineralized breccia pipe targets (held by others) were identified. These signatures were then compared to signatures in our target areas. Numerous target areas display favourable signatures.

Drilling

The following table summarizes completed drilling to date on the North Pipes Super Project:

Target Area	Dates Drilled	No. Holes	Footage Drilled (ft)	Comments
Elle	02-03/07	1	2005	Rotary Drilling; negative test of AMT anomaly.
Hada	03/07	1	1504	Rotary Drilling; negative test of AMT anomaly.
Oni	03/07 & 12/07	3	3201	Rotary and Core Drilling; negative test of AMT anomaly; results pending from core drilling
Holda	12/07	3	3067	Core drilling; entered existing drill hole; encountered minor alteration.
Galaxy	12/07	1	575	Core drilling; entered existing drill hole; encountered alteration and pyrite mineralization.
Neola	01-03/07	8	3427	Core drilling; shallow drilling to test breccia pipe center; encountered alteration and pyrite mineralization; deep hole drilled – did not intersect ore mineralization at depth.
Hafsa	03/07	2	1012	Core drilling; shallow drilling did not indicate presence of down dropped block.
Helvia	03/07	3	1435	Core drilling; shallow drilling did not indicate presence of down dropped block.

Rotary drilling was contracted by Boyart Longyear. Diamond core drilling was completed by Redwall Drilling Inc., a wholly owned subsidiary of Liberty Star. A total of 16,226 feet of drilling has been completed.

Technical Studies and Drilling on the Big Chunk Super Project, 2007 to Present.

We hired Geotech Ltd to perform 1D and 2D ZTEM geophysical surveys in 2009. The surveys covered 315.2 sq kilometers (121.7 sq miles) and consisted of north-south lines spaced 250 meters apart on our Big Chunk Super Project mineral claims. To date, only one line has had 2D inversion performed on it and 1,256 line kilometers have had 1D inversion performed on them. The 2D line crosses a circular EM feature consistent with a typical porphyry copper system defined in original testing of the ZTEM system in SE Arizona. This 2D model shows a typical low responsive area, which could correspond to an ore mineral core zone with a surrounding responsive cylinder representing a pyrite halo typical of porphyry systems.

The remainders of the lines are being processed to yield 2D models. In addition to the ZTEM data, our CEO and Chief Geologist, Jim Briscoe, along with other geocontractors, will be analyzing all existing geologic, geochemical and geophysical data sets. Our geological team will also continue working with the geophysicists at Geotech Ltd. to identify other circular features.

Item 3.        Legal Proceedings.

On January 26, 2010 the we were named in a lawsuit filed with the clerk of the Superior Court of Arizona in the County of Pima by our former landlord B&D Ventures LLC. The former landlord is seeking to obtain damages in the amount of $48,909 related to us terminating our lease obligation before the end of the lease term. We vacated the premises in January 2009 and the lease end date was November 30, 2010.

Item 4.        (Removed and Reserved)

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

Our common stock was listed and commenced trading on the OTC Bulletin Board on July 15, 2003 when our corporate name was Titanium Intelligence Inc. On February 3, 2004, we merged with our subsidiary and changed our name to Liberty Star Gold Corp. and traded under the symbol "LBTS.OB". On April 16, 2007 we again changed our name to Liberty Star Uranium & Metals Corp. and our stock changed its trading symbol to “LBSU.OB”. On September 1, 2009 we effected a one for four reverse stock split of our authorized and issued and outstanding common stock. As a result our authorized capital decreased to 1,250,000,000 shares of common stock with a par value of $0.00001. Our stock is traded under a new symbol LBSR as of the opening of trading on September 1, 2009.

Since July 15, 2003, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2010	$0.007	$0.0018
October 31, 2009	$0.01	$0.00
July 31, 2009	$0.0099	$0.0016
April 30, 2009	$0.004	$0.0013
January 31, 2009	$0.0044	$0.0008
October 31, 2008	$0.046	$0.001
July 31, 2008	$0.25	$0.038
April 30, 2008	$0.34	$0.22

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

On January 31, 2010, the shareholders' list for our common stock showed 74 registered stockholders and 247,656,979 shares issued and outstanding. The closing sale price for our common stock on April 21, 2010, as reported on the OTC Bulletin Board, was $0.0018.

Recent Sales of Unregistered Securities

We issued 76,400,000 shares of unregistered shares of common stock to our directors and consultants on April 23, 2010 as compensation for services performed.

We issue convertible promissory notes in private placements of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes were issued in May 2007, August 2008, May 2009 and August 2009. In February 2010 we modified the terms of these notes with three of the nine note holders to extend their maturity dates to February 28, 2011 with two 180 day extensions exercisable by the holder. The three note holders who signed the extension and modification agreement hold a majority of the outstanding balance of all notes. We issued detachable common stock purchase warrants with the May 2007 and August 2009 convertible notes.

	May 2007 Notes	August 2008 Notes	May 2009 Notes	August 2009 Notes
Principal balance as of January 31, 2010	$1,873,583	$395,697	$162,344	$778,334
Unamortized discounts as of January 31, 2010	-	-	(12,414)	(192,772)
Accrued interest as of January 31, 2010	185,455	81,545	13,535	35,698
Common shares issued for conversions during the twelve months ended January 31, 2010	178,787,395	8,826,524	3,606,400	7,949,983
Common shares issued for conversions during the twelve months ended January 31, 2009	37,646,325	-	-	-

We issued 109,370,577 shares of common stock for conversions of $127,264 of principal and $24,905 of accrued interest on the Convertible Notes from February 1, 2010 to May 7, 2010.

On February 25, 2010 we entered into an extension and modification of the convertible promissory notes with three of the nine note holders. The three note holders who signed the extension and modification agreement hold a majority of the outstanding balance of all notes. The maturity dates for those notes are extended to February 28, 2011 with two 180 day extensions exercisable at the option of the holder.

May 2007 Convertible Notes:

On May 11, 2007, the we issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. The May 2007 Convertible Notes bear interest at 12% and 15% when in default.

We may elect to make repayments of the May 2007 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of shares of our common stock. The holders may elect to convert amounts owed on the notes at a conversion price which is the lesser of the fixed conversion price of $0.005 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

August 2008 Convertible Notes:

On August 27, 2008 we issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received were $372,434. The August 2008 Convertible Notes bear interest at 12% and 15% when in default.

We may elect to make repayments of the August 2008 Convertible Notes in cash at 110% of the principal amount due and 100% of the other amounts then due or by the issuance of shares of our common stock. The holders may elect to convert amounts owed on the notes at a conversion price which is the lesser of the fixed conversion price of $0.005 per share or 80% of the average of the closing bid prices of the common stock for the five trading days prior to the conversion date.

May 2009 Convertible Notes:

On May 21, 2009, we completed the sale of $170,668 principal amount of 12% Secured Convertible Promissory Notes (“May 2009 Convertible Notes”) in a private placement of its securities to subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933 and pursuant to the terms of a subscription agreement between the parties dated May 21, 2009. The net proceeds received were $157,468.

Pursuant to the terms of the convertible secured notes and the Subscription Agreement, interest accrues on the Notes at a rate of 12% per annum commencing on the date of the issuance of the May 2009 Convertible Notes. The May 2009 Convertible Notes principal must be repaid commencing October 15, 2009 in monthly amounts equal to 14.28% of the principal amount of the notes together with interest, accrued to each monthly payment date on the outstanding note principal. In the event a registration statement is effective or Common Stock may be immediately resold by the noteholders without volume or other restrictions, and an event of default is not pending then we may pay the monthly amount with registered or unregistered common stock valued at the lesser of the fixed conversion price of $0.005 (subject to certain adjustments), or 80% of the average of the closing bid prices of our common stock for the five trading days prior to the monthly payment date. We may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. We must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the noteholders shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 33% of the aggregate daily trading volume of the common stock for the 7 trading days preceding the relevant monthly payment date. We agreed to reserve for issuance to the subscribers not less than 175% of the amount of shares of common stock necessary to allow conversion of all notes at the conversion price in effect from time to time.

Pursuant to the terms of the Subscription Agreement, James Briscoe, our CEO, agreed not to sell or otherwise dispose of his shares of our common stock owned by him or which he has the right to acquire for a period of two years from the date of the Subscription Agreement, unless sold in the open market for over $0.90 per share.

August 2009 Convertible Notes:

On August 14, 2009, we completed the sale of $589,177 principal amount of 12% Secured Convertible Promissory Notes (“August 2009 Convertible Notes”) to five subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933 and pursuant to the terms of a subscription agreement between the parties dated August 14, 2009. On November 27, 2009, we modified the August 2009 Convertible Notes so as to increase five such notes by an aggregate total of $206,075. Other aspects of the August 14, 2009 notes remain unchanged. The net proceeds received were $766,015. The notes mature on August 14, 2010.

Pursuant to the terms of the convertible secured notes and the Subscription Agreement, interest accrues on the Notes at a rate of 12% per annum commencing on the date of the issuance of the August 2009 Convertible Notes. The August 2009 Convertible Notes principal must be repaid commencing February 15, 2010 in monthly amounts equal to 20% of the principal amount of the notes together with interest, accrued to each monthly payment date on the outstanding note principal. In the event a registration statement is effective or Common Stock may be immediately resold by the noteholders without volume or other restrictions, and an event of default is not pending then we may pay the monthly amount with registered or unregistered common stock valued at the lesser of the fixed conversion price of $0.0025 (subject to certain adjustments), or 75% of the average of the closing bid prices of our common stock for the five trading days prior to the monthly payment date. We may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. We must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the noteholders shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 40% of the aggregate daily trading volume of the common stock for the 5 trading days preceding the relevant monthly payment date. We agreed to reserve for issuance to the subscribers not less than 175% of the amount of our shares of common stock necessary to allow conversion of all notes at the conversion price in effect from time to time.

The holders of the August 2009 Convertible Notes were issued 58,917,700 detachable common stock purchase warrants with an exercise price of $0.00125 and a life of 6 years. The exercise price may be adjusted if we issue other shares, warrants or stock options before the expiration of the warrants at a price less than $0.005 per share.

We agreed to include at the option of each noteholder of the May 2009 and August 2009 notes the number of shares that may be converted pursuant to any note in any registration statement it files during such period, ahead of the rights granted to the subscribers in the May 2007 Convertible Notes and the subscribers in the August 2008 Convertible Notes. Noteholders are subject to certain limitations on their rights to convert the notes. The principal limitation is that unless waived, the holder may not, with certain limited exceptions, convert into a number of our shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of our common stock after such conversion.

Provisions applicable to all convertible notes:

The entire principal and interest of the May 2007, August 2008, May 2009 and August 2009 notes will be payable upon our receipt of the net proceeds of a $3,000,000 offering of our debt or equity. Provided an event of default is not pending, we may prepay unconverted portions of the Note upon 20 days prior notice during which time noteholders may convert the amount of the note noticed for prepayment at the fixed conversion price. Such payment shall be equal to 125% of the principal amount being prepaid and the accrued interest. In the event that commencing on the date that is six months following the closing date and ending two years thereafter, Rule 144 is unavailable for the unrestricted resale of the conversion shares under the Notes, then we shall pay to the investor as liquidated damages for each thirty days (or pro rata for periods shorter than thirty days) a sum equal to 1.75% of the purchase price of the outstanding notes.

We granted a senior security interest over all of our assets to the holders of the May 2007, August 2008, May 2009 and August 2009 Convertible Notes. In addition, our wholly owned subsidiary, Big Chunk Corp. was required to provide the subscribers with a guaranty on the repayment of the loans.

Equity Compensation Plan Information

As of January 31, 2010 we had two compensation plans in place, entitled "2004 Stock Option Plan" and “2007 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2010	Weighted-average exercise price of outstanding options as at January 31, 2010	Number of securities remaining available for further issuance as at January 31, 2010
962,500	636,125	$0.25	326,375
2,500,000	443,750	$0.06	2,056,250

On May 21, 2008 we granted 106,250 non-qualified stock options to non-employee consultants and 762,500 incentive stock options to employees, officers and directors. The options have an exercise price of $0.055 per option. On June 26, 2008 the board eliminated the vesting period so the options would be fully vested effective on that date. The options have a life of ten years.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk Corp. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $20,522 as of January 31, 2010. We had negative working capital of $(3,625,627) as of January 31, 2010. We had cash inflows from financing activities of $886,140 for the year ended January 31, 2010. During the fiscal year ended January 31, 2010 we sold additional convertible promissory notes in order to raise funds to meet our obligations. Over the next twelve months we will need to pay annual rentals on our North Pipes, Big Chunk and Bonanza Hills claims or we will risk forfeiting our claims. We do not currently have these funds. We intend to perform only the minimal exploration work necessary to maintain these claims in good standing for an estimated cost of $751,500.

In February 2010 we sold substantially all of our drilling assets owned by Redwall and raised net cash inflows of $266,630 most of which has been used to pay our accounts payable. We require additional cash inflows in order to meet our current obligations. We will require additional cash inflows in order to maintain our mineral claims in good standing during 2010.

The convertible note holders have a security interest in all assets and mineral properties. The convertible promissory notes contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds while the convertible promissory notes are outstanding. The convertible promissory notes contain restrictions that require that the convertible notes be repaid in full from the first $3,000,000 of financings we complete. These restrictions may make it difficult for us to raise the cash required to maintain our mineral properties. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. The company does not plan to make any capital expenditures for new mineral claims or equipment during the next twelve months.

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

There is no assurance that we will be able to raise additional funds in the amounts and at the times we will require them. Please refer to the section of this quarterly report entitled "Risk Factors" for a more detailed description of the risks that we will face, and the risks that any person investing in our company will face, that may arise as the result of our attempt to raise money for the continuation of our exploration program through the sale of equity in our company. Because of these risks and for other reasons, our auditors, in their report on the annual consolidated financial statements for the year ended January 31, 2010, included an explanatory paragraph regarding their concerns about our ability to continue as a going concern.

At January 31, 2010 we had $3,209,958 of outstanding principal and $316,233 of accrued interest on our Convertible Notes. We are currently in default on these notes as we have failed to reserve an adequate number of shares to be issued upon conversion. If the note holders were to call the notes and we are unable to satisfy the obligation the note holders could proceed against the assets and mineral properties that collateralize the notes.

Results of Operations for the year ended January 31, 2010

We had a net loss of ($2,809,843) for the twelve-month period ended January 31, 2010 compared to a net loss of ($4,176,066) for the twelve-month period ended January 31, 2009. The reduction in net loss of approximately $1.36 million is mainly due to the following factors:

1)

Salaries and benefits costs are down approximately $400,000 compared to last year due to the reduction in work force as a result of the cash flow constraints. The reduced salaries and benefits expenses result from the elimination of a full time bookkeeper position, elimination of a full time investor relations position, the resignation without replacement of the CFO position, the elimination of health care benefits for our staff, as well as a reduction of compensation expense reported for stock option grants as a result of all outstanding options being fully vested.

2)

Other income and income from Elle Venture of approximately $425,000 earned in the prior year were not recurring sources of revenue and no such income was earned in the current year. This change would have the affect of increasing the current year net loss compared to the prior year.

3)

Interest expense and debt conversion expense are down approximately $965,000. The reduction of interest costs is mostly due to the discounts on the May 2007 Convertible Notes being fully amortized in May 2009 resulting in approximately 8 months less amortization compared to the prior year. The reduction of debt conversion expense is because there were no inducements to convert the convertible promissory notes.

4)	The remaining differences of approx $420,000 are due to the overall reduction in staff size, office space and limited operations that were performed in the current year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the period ended January 31, 2010 reflect financial information for the twelve month period ending January 31, 2010, as well as from inception through January 31, 2010 and for the twelve-month period ended January 31, 2009.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2010 and 2009. Our accumulated stockholders’ equity (deficit) at January 31, 2010, was ($3,246,478) and the net loss for the twelve-month period ended January 31, 2010 was ($2,809,843). All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2010. Our total stockholders’ equity (deficit) at January 31, 2010 was $(3,246,478).

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

Mineral claims

We account for costs incurred to acquire, maintain and explore mineral properties as charged to expense in the period incurred until the time that a proven mineral resource is established at which point development of the mineral property would be capitalized. Currently, the company does not have any proven mineral resources on any of its mineral properties.

Convertible promissory notes

We reviewed the convertible promissory notes and the related subscription agreements to determine the appropriate reporting within the financial statements. We report convertible promissory notes as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We bifurcates conversion options and detachable common stock purchase warrants and reports them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. We determined that reporting the notes as equity would not be appropriate as the conversion of the notes into common stock was not guaranteed. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

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

Certain drilling equipment, vehicles and prepaid drilling supplies have been impaired and an impairment loss of $185,370 was recognized at January 31, 2010. The fair value of the drill rig, vehicles and prepaid drilling supplies was determined using the sales price of this equipment that was sold in a bulk sale in February 2010.

New Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the twelve months ended January 31, 2010, that are of significance, or potential significance, to us.

In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. We do not believe this guidance will have a material impact on its financial position and results of operations.

In January 2010, the FASB issued guidance on improving disclosure of fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010. We do not believe this guidance will have a material impact on its financial position and results of operations.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2010 and 2009

Consolidated Statements of Operations for the twelve months ended January 31, 2010, the twelve months ended January 31, 2009 and the period from inception (August 20, 2001) to January 31, 2010

Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception (August 20, 2001) to January 31, 2010

Consolidated Statements of Cash Flows for the twelve months ended January 31, 2010, the twelve months ended January 31, 2009 and for the period from inception (August 20, 2001) to January 31, 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Liberty Star Uranium & Metals Corp.

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. (an exploration stage company) as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from inception (August 20, 2001) through January 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2010 and 2009, and the results of its operations, changes in stockholders’ equity (deficit), and its cash flows for the years then ended, and for the cumulative period from inception (August 20, 2001) through January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company is in the exploration stage, has suffered recurring losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status and is in default on its convertible promissory notes. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Semple, Marchal & Cooper, LLP
Phoenix, Arizona
May 11, 2010

INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2010	January 31, 2009
Current:
Cash and cash equivalents	$20,522	$63,250
Prepaid expenses and supplies	136,715	192,887
Due from related parties	-	1,888
Total current assets	157,237	258,025

Property and equipment, net	409,631	826,523
Certificates of deposit	3,000	3,000
Deferred financing charges, net	19,690	87,276
Investment in Elle Venture	-	-
Other assets	-	50,000

Total assets	$589,558	1,224,824

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$95,881	77,064
Current portion of convertible promissory notes, net of discounts	3,004,772	2,280,431
Accounts payable and accrued liabilities	266,478	44,219
Accrued wages to related party	99,500	42,500
Accrued interest	316,233	72,466
Total current liabilities	3,782,864	2,516,680

Long-term debt, net of current portion	22,750	80,798
Warrant liability	30,422	-

Total liabilities	3,836,036	2,597,478

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 and 50,000,000 shares authorized; 247,656,979 and 48,486,677 issued and outstanding	2,476	484
Additional paid-in capital	24,655,429	23,721,402
Deficit accumulated during the exploration stage	(27,904,383)	(25,094,540)
Total stockholders’ equity (deficit)	(3,246,478)	(1,372,654)

Total liabilities and stockholders’ equity (deficit)	$589,558	$1,224,824

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

						Cumulative from
						date of inception
		For the twelve		For the twelve		(August 20, 2001)
		months ended		months ended		to
		January 31, 2010		January 31, 2009		January 31, 2010
Revenues		$-		$-		$-

Expenses:
Geological and geophysical costs		773,802		957,569		11,625,448
Salaries and benefits		160,730		566,453		2,167,475
Accounting and auditing		108,687		153,192		949,550
Public relations		14,937		83,111		688,161
Depreciation		225,305		277,509		754,093
Legal		45,239		124,626		637,096
Professional services		-		-		143,992
General and administrative		167,972		247,373		1,605,904
Travel		613		2,672		138,209
Impairment loss		185,370		-		16,092,870
Net operating expenses		1,682,655		2,412,505		34,802,798

Loss from operations		(1,682,655)		(2,412,505)		(34,802,798)

Other income (expense):
Interest income		41		15,233		196,979
Interest expense		(1,110,176)		(2,075,885)		(4,886,067)
Loss on sale of assets		(24,980)		(24,862)		(50,248)
Gain on change in fair value of warrant liability		7,927		-		7,927
Debt conversion expense		-		(103,437)		(103,437)
Other income		-		125,390		225,390
Income from Elle Venture		-		300,000		300,000
Foreign exchange gain		-		-		505
Gain on settlement of debt to related party		-		-		7,366
Total other income (expense)		(1,127,188)		(1,763,561)		(4,301,585)

Loss before income taxes		(2,809,843)		(4,176,066)		(39,104,383)

Income tax expense		-		-		-

Net loss	$	(2,809,843)	$	(4,176,066)	$	(39,104,383)

Basic and diluted net loss per share of common stock	$	(0.03)	$	(0.18)	$	(2.10)

Basic and diluted weighted average number of shares of common stock outstanding		82,937,096		22,961,019		18,581,106

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit	Total
			Additional		accumulated during	stockholders’
	Common stock		paid-in		the exploration	equity
	Shares	Amount	capital		stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-	$-
Common stock issued for cash	5,000,000	50	99,950		-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-		(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950		(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956		-	15,925,000
Issuance of common stock private placement	250,000	3	999,997		-	1,000,000
Issuance of common stock and warrants private placement	400,000	4	1,999,996		-	2,000,000
Options issued for services	-	-	94,350		-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)		11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267		(7,324,626)	594,724
Issuance of common stock and warrants private placement	971,679	10	5,052,722		-	5,052,732
Issuance of common stock and warrants private placement	493	-	-		-	-
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989		(11,952,591)	1,019,491
Issuance of common stock private placement	66,372	1	299,999		-	300,000
Issuance of common stock	924,224	9	2,245,986		-	2,245,995
Issuance of common stock for services	37,500	-	93,000		-	93,000
Expenses of common stock issuance	-	-	(320,000)		-	(320,000)
Options granted to consultants and employees	-	-	832,343		-	832,343
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317		(15,220,539)	902,881
Issuance of common stock	429,700	4	1,074,413		-	1,074,417
Issuance of common stock for services	28,000	-	54,540		-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698		-	259,699
Options granted to employees and consultants	-	-	358,646		-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886		(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135		-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000		-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437		-	94,437
Stock based compensation	-	-	576,244		-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700		-	67,700
Net loss for the year ended January 31, 2009	-	-	-		(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402		(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661		-	605,653
Discounts on convertible promissory notes for beneficial conversion feature and detachable purchase warrants	-	-	330,366		-	330,366
Net loss for the twelve months ended January 31, 2010	-	-	-		(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	$2,476	$24,655,429	$	(27,904,383)	$(3,246,478)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

						Cumulative from
						date of inception
		For the twelve		For the twelve		(August 20, 2001)
		months ended		months ended		to
		January 31, 2010		January 31, 2009		January 31, 2010
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(2,809,843)	$	(4,176,066)	$	(39,104,383)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		225,305		277,509		755,104
Amortization of deferred financing charges		110,023		234,130		523,026
Amortization of discount on convertible promissory notes		640,821		1,537,567		3,427,810
Mineral claim costs		-		-		343,085
Impairment loss		185,370		-		16,092,870
Loss on sale of fixed assets		24,980		24,862		50,248
Gain on change in fair value of warrant liability		(7,927)				(7,927)
Share based compensation		-		576,244		1,767,233
Share based payments		-		397,714		554,953
Changes in assets and liabilities:
Prepaid expenses and supplies		10,769		(9,362)		(94,268)
Other current assets		-		-		(7,875)
Deposits		-		16,707		-
Certificates of deposit		-		44,674		(11,435)
Other assets		-		(25,000)		(25,000)
Accounts payable and accrued expenses		222,259		(239,355)		260,463
Accrued wages related party		57,000		42,500		99,500
Accrued interest		335,735		(167,058)		408,201
Net cash used in operating activities		(1,005,508)		(1,464,934)		(14,968,395)

Cash flows from investing activities:
Proceeds from the sale of fixed asset		76,640		53,081		137,726
Proceeds from redemption of certificate of deposit		-		213,232		213,232
Purchase of certificate of deposit		-		-		(204,797)
Purchase of equipment		-		(74,700)		(1,098,950)
Net cash provided by (used in) investing activities		76,640		191,613		(952,789)

Cash flows from financing activities:
Principal activity on long-term debt		(39,231)		(287,840)		(377,922)
Principal activity on capital lease obligation		-		(2,760)		(39,298)
Principal activity on convertible promissory notes		-		(286,227)		(286,227)
Net repayments from related parties		1,888		275,777		-
Proceeds from the issuance of common stock, net of expenses		-		-		11,140,074
Proceeds from the sale of convertible promissory notes		923,483		372,434		5,306,154
Proceeds from long-term debt		-		-		198,925
Net cash provided by financing activities		886,140		71,384		15,941,706

Net increase (decrease) in cash and cash equivalents for period		(42,728)		(1,201,937)		20,522

Cash and cash equivalents, beginning of period		63,250		1,265,187		-

Cash and cash equivalents, end of period		$20,522		$63,250		$20,522

Interest paid during the period		$23,596		$152,971		$199,056

Income taxes paid		$-		$-		$-

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company” or “We” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) is our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall is a drilling contractor. On December 1, 2007 Redwall began performing drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Use of estimates - continued

The valuation of stock-based compensation, valuation of common stock purchase warrants, value of embedded conversion options, value of beneficial conversion features, valuation allowance on deferred tax assets, and the determination of useful lives and recoverability of depreciable assets are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Big Chunk and Redwall, from the date of acquisition, February 5, 2004 and August 31, 2007, respectively. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2010 and 2009, the Company did not hold cash in bank deposit accounts that exceeded federally insured limits.

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

Convertible promissory notes

The Company reports convertible promissory notes as liabilities at their carrying value less unamortized discounts, which approximates fair value. The Company bifurcates conversion options and detachable common stock purchase warrants and reports them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. When convertible promissory notes are converted into shares of the Company’s common stock in accordance with the debt’s terms, no gain or loss is recognized. The Company accounts for inducements to convert as an expense in the period incurred, included in debt conversion expense.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Environmental expenditures

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with the accounting standards codification section 360-35. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at January 31, 2010 and 2009.

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2010 and 2009, there were 62,260,338 and 3,498,638, respectively, potentially dilutive instruments outstanding. Additionally, at January 31, 2010 and 2009 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 2,021,513,000 and 1,886,792,667 shares, respectively, required to convert the notes which is in excess of our authorized shares. At January 31, 2010 and 2009 there are 1,250,000,000 and 50,000,000 shares authorized, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the twelve months ended January 31, 2010, that are of significance, or potential significance, to us.

In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not believe this guidance will have a material impact on its financial position and results of operations.

In January 2010, the FASB issued guidance on improving disclosure of fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010. The Company does not believe this guidance will have a material impact on its financial position and results of operations.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3– Mineral claims

At January 31, 2010 the Company held a 100% interest in 1,775 standard Federal lode mining claims spanning approximately 60 square miles on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2010 the Company held a 50% interest in standard Federal lode mining claims covering 3 breccia pipe targets on the Colorado Plateau Province of Northern Arizona. These claims are owned through the Elle Venture, a general partnership in which the Company is a 50% partner.

At January 31, 2010 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Walnut Creek region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At January 31, 2010 the Company held a 100% interest in 707 Alaska State mining claims spanning approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”).

At January 31, 2010 the Company held a 100% interest in 56 Alaska State mining claims spanning approximately 13.5 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge; titles to all properties are in good standing as of January 31, 2010.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	January 31, 2010	January 31, 2009
Geology equipment	$315,805	$418,802
Drilling equipment	459,297	538,400
Vehicles and transportation equipment	122,655	254,859
Office furniture and equipment	68,425	68,425
	966,182	1,280,486
Less accumulated depreciation and amortization	(556,551)	(453,963)

	$409,631	$826,523

Certain drilling equipment, vehicles and prepaid drilling supplies have been impaired and an impairment loss of $185,370 was recognized at January 31, 2010. The fair value of the drill rig, vehicles and prepaid drilling supplies was determined using the sales price of this equipment that was sold in a bulk sale in February 2010.

NOTE 5 – Long-term debt

Notes payable to Chase Bank payable in aggregate monthly installments of $1,302 including interest at fixed rates of 8.9% maturing at various dates through February 2013, secured by liens on vehicles. Principal balances at January 31, 2010 and 2009 are $37,742 and $61,925, respectively. Carrying amount of vehicles that serve as collateral is $27,923 and $73,793 at January 31, 2010 and 2009, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5 – Long-term debt - continued

Note payable to Atlas Copco payable in monthly installments of $5,436 including interest at a fixed rate of 9% through maturity in September 2010, secured by a lien on equipment. Principal balance at January 31, 2010 and 2009 is $80,889 and $95,937, respectively. Carrying amount of equipment that serves as collateral is $220,445 and $298,250 at January 31, 2010 and 2009, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended January 31,
2011	$95,881
2012	13,986
2013	8,127
2014	637
118,631
Less current maturities	(95,881)
$22,750

NOTE 6 – Convertible promissory notes

The Company issues convertible promissory notes in private placements of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes were issued in May 2007, August 2008, May 2009 and August 2009. The Company issued detachable common stock purchase warrants with the May 2007 and August 2009 convertible notes. Detachable common stock purchase warrants were reported at fair value as discounts on the convertible notes. Discounts on the convertible notes were also recorded for the beneficial conversion features. At January 31, 2010 there were 5.3 months of amortization remaining on the discounts.

	May 2007 Notes	August 2008 Notes	May 2009 Notes	August 2009 Notes
Issue date	May 11, 2007	August 27, 2008	May 21, 2009	August 14, 2009
Maturity date	May 11, 2009	August 27, 2009	May 21, 2010	August 14, 2010
Interest rate	15%	15%	15%	15%
Principal balance as of January 31, 2010	$1,873,583	$395,697	$162,344	$778,334
Unamortized discounts as of January 31, 2010	-	-	(12,414)	(192,772)
Accrued interest as of January 31, 2010	185,455	81,545	13,535	35,698
Common shares issued for conversions during the twelve months ended January 31, 2010	178,787,395	8,826,524	3,606,400	7,949,983
Principal balance as of January 31, 2009	$2,343,539	$414,184	$-	$-
Accrued interest as of January 31, 2009	48,977	23,489	-	-
Common shares issued for conversions during the twelve months ended January 31, 2009	37,646,325	-	-	-

If settlement of all of the Convertible Notes occurred on January 31, 2010 the Company would have been obligated to pay $3,209,958 principal payments and $316,233 accrued interest for a total of $3,526,191 in cash plus an additional 10% of the principal balance of $320,996 required for cash payments. If the settlement were completed by the issuance of common shares the additional 10% of the principal balance is not due. The conversion price at January 31, 2010 for the May 2007, August 2008 and May 2009 notes would have been $0.0018 per share and the conversion price at January 31, 2010 for the August 2009 notes would have been $0.0017 for a total of 2,021,513,000 shares required to convert the notes.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

May 2009 Convertible Notes:
On May 21, 2009, the Company completed the sale of $170,668 principal amount of 12% Secured Convertible Promissory Notes (“May 2009 Convertible Notes”) in a private placement of its securities to subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933 and pursuant to the terms of a subscription agreement between the parties dated May 21, 2009. The net proceeds received were $157,468. The notes mature on May 21, 2010. The Company does not have enough authorized shares available for issuance to make full stock repayment on this note and is considered in default.

Pursuant to the terms of the convertible secured notes and the Subscription Agreement, interest accrues on the Notes at a rate of 12% per annum commencing on the date of the issuance of the May 2009 Convertible Notes. The May 2009 Convertible Notes principal must be repaid commencing October 15, 2009 in monthly amounts equal to 14.28% of the principal amount of the notes together with interest, accrued to each monthly payment date on the outstanding note principal. As required payments have not been made as of October 31, 2009 the note currently accrues interest at the default rate of 15%. In the event a registration statement is effective or Common Stock may be immediately resold by the noteholders without volume or other restrictions, and an event of default is not pending then the Company may pay the monthly amount with registered or unregistered common stock valued at the lesser of the fixed conversion price of $0.005 (subject to certain adjustments), or 80% of the average of the closing bid prices of the Company’s common stock for the five trading days prior to the monthly payment date. The Company may, in any event, elect to pay the monthly amount in cash at 110% of the principal amount due and 100% of all other amounts then due. The Company must provide 10 days notice of whether payment will be made in cash or with stock. If the notice is not timely given, the noteholders shall have the option to elect to be paid in cash or common stock. Each monthly payment in kind will be limited to not more than 33% of the aggregate daily trading volume of the common stock for the 7 trading days preceding the relevant monthly payment date. The Company agreed to reserve for issuance to the subscribers not less than 175% of the amount of shares of common stock necessary to allow conversion of all notes at the conversion price in effect from time to time.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

August 2009 Convertible Notes:
On August 14, 2009, the Company completed the sale of $589,177 principal amount of 12% Secured Convertible Promissory Notes (“August 2009 Convertible Notes”) to five subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933 and pursuant to the terms of a subscription agreement between the parties dated August 14, 2009. On November 27, 2009, we modified the August 2009 Convertible Notes so as to increase five such notes by an aggregate total of $206,075. Other aspects of the August 14, 2009 notes remain unchanged. The net proceeds received were $766,015. The notes mature on August 14, 2010. The Company does not have enough authorized shares available for issuance to make full stock repayment on this note and is considered in default.

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

The holders of the August 2009 Convertible Notes were issued 58,917,700 detachable common stock purchase warrants with an exercise price of $0.00125 and a life of 6 years. The exercise price may be adjusted if the Company issues other shares, warrants or stock options before the expiration of the warrants at a price less than $0.005 per share. The detachable common stock purchase warrants are reported as a liability at fair value. The Company estimates the fair value of warrants using the Black-Scholes valuation model, a level three fair value hierarchy. To estimate the fair value of the warrants, the Company used the following assumptions: 90% expected volatility; 0% expected dividend yield; 1 year expected term; and 0.40% risk-free interest rate. The balance of warrant liability was $30,422 and $0 at January 31, 2010 and 2009, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Provisions applicable to all convertible notes:
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

NOTE 7 – Common stock

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

As of January 31, 2010, there were 61,180,463 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 5.4 years and a weighted average exercise price of $0.005 per whole warrant for one common share.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7 – Common stock - continued

Whole share purchase warrants outstanding at January 31, 2010 are as follows (adjusted for 1 for 4 reverse stock split):

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2008	2,262,763	$0.228
Issued, forfeited or expired	-	-

Outstanding, January 31, 2009	2,262,763	$0.010
Issued	58,917,700	0.001

Outstanding, January 31, 2010	61,180,463	$0.005
Exercisable, January 31, 2010	61,180,463	$0.005

NOTE 8 – Stock-based compensation

The stock based compensation disclosures reflect the retroactive effect of the 1 for 4 reverse stock split effected on September 1, 2009. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2010 and 2009 are 2,056,250 and 1,943,750, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2010 and 2009 are 326,375 and 282,875, respectively.

On May 21, 2008 the Company granted 106,250 non-qualified stock options to non-employee consultants and 762,500 incentive stock options to employees, officers and directors. The options have an exercise price of $0.055 per option. On June 26, 2008 the board eliminated the vesting period so the options would be fully vested effective on that date. The options have a life of ten years.

The following tables summarize the Company’s stock option activity under the 2007 and 2004 Stock Option Plans during the year ended January 31, 2010.

Incentive stock options to employees outstanding at January 31, 2010 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining life	Aggregate
	options	exercise price	(years)	intrinsic value
Outstanding, January 31, 2009	788,625	$0.13

Granted	-	-
Expired	(156,000)	0.09

Outstanding, January 31, 2010	632,625	$0.14	7.41	$-

Exercisable, January 31, 2010	632,625	$0.14	7.41	$-

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Stock-based compensation – continued

Non-qualified stock options to non-employee consultants outstanding at January 31, 2010 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2009	447,250	$0.21

Granted	-	-

Outstanding, January 31, 2010	447,250	$0.21	5.84	$-

Exercisable, January 31, 2010	447,250	$0.21	5.84	$-

The aggregate intrinsic value is calculated based on the January 29, 2010 stock price of $0.00231 per share.

As of January 31, 2010 and 2009 there were no nonvested stock options. During the year ended January 31, 2010 there were no nonvested stock options granted, forfeited, vested or cancelled. The weighted average grant date fair value of options vested during the twelve months ended January 31, 2010 was $0.

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

The weighted average grant date fair value of the options granted during the year ended January 31, 2009 was $0.10 per option, respectively. There were no options exercised during the years ended January 31, 2010 and 2009 and the period from inception (August 20, 2001) to January 31, 2010.

Share-based compensation expense is reported in our statement of operations as follows:

			From inception
	Twelve months	Twelve months	(August 20, 2001)
	ended	ended	to
	January 31, 2010	January 31, 2009	January 31, 2010
Geological and geophysical costs	$-	$286,276	$1,146,048
Salaries and benefits	-	252,364	663,035
Investor relations	-	37,604	52,500

	$-	$576,244	$1,861,583

At January 31, 2010 there is no unrecognized share-based compensation for all share-based awards outstanding.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9 – Income taxes

As of January 31 the deferred tax asset is as follows:

	January 31, 2010	January 31, 2009
Net operating loss carryforwards	$8,560,000	$7,720,000
Temporary book and tax depreciation differences	(15,000)	(61,000)
Temporary accrued expense differences	61,000	22,000
Temporary incentive stock option expense differences	332,000	332,000
Less valuation allowance	(8,938,000)	(8,013,000)
	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. If the Company demonstrates the ability to generate taxable income, management will reevaluate the allowance. The change in the valuation allowance of $925,000 and $1,579,000 in the years ended January 31, 2010 and 2009 primarily represents the benefit of the change in net operating loss carry-forwards during the period.

The Company has federal and state net operating loss carry-forwards that are available to offset future taxable income. The schedule below shows the amounts and expiration dates for the net operating loss carry-forwards.

	January 31, 2010	January 31, 2009
Federal net operating loss carry-forwards:
Expiring January 31, 2025	$313,895	$313,895
Expiring January 31, 2026	2,785,529	2,785,529
Expiring January 31, 2027	4,652,642	4,652,642
Expiring January 31, 2028	3,285,552	3,285,552
Expiring January 31, 2029	5,314,524	5,302,980
Expiring January 31, 2030	3,639,090	3,718,999
Expiring January 31, 2031	2,551,567	-

Total Federal net operating loss carry-forwards	$22,542,799	$20,059,597

Arizona net operating loss carry-forwards:
Expiring January 31, 2010	$-	$2,785,529
Expiring January 31, 2011	4,652,642	4,652,642
Expiring January 31, 2012	3,047,057	3,047,057
Expiring January 31, 2013	5,510,233	5,271,738
Expiring January 31, 2014	3,639,611	3,718,999
Expiring January 31, 2015	2,551,517	-

Total Arizona net operating loss carry-forwards	$19,401,060	$19,475,965

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended January 31, 2010 and 2009 is as follows:

	January 31, 2010	January 31, 2009

Income tax benefit at federal statutory rate	$(878,000)	$(1,323,000)
State income tax benefit, net of effect on federal taxes	(197,000)	(292,000)
Permanent differences and other (federal)	(37,000)	29,500
Permanent differences and other (state)	187,000	6,500
Increase in valuation allowance	925,000	1,579,000

Income tax expenses (benefit)	$-	$-

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10 – Related party transactions

The Company entered into the following transactions with related parties during the year ended January 31, 2010:

Paid or accrued $5,512 in rent. We rented an office from an officer on a month-to-month basis for $459 per month.

Accrued $99,500 of unpaid wages to Jim Briscoe our President and CEO.

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

During the year ended January 31, 2009, the Company incurred $599,566 for reimbursement of subcontracting costs from the Elle Venture, a general partnership in which the Company is a 50% partner, pursuant to the subcontracting agreement to perform the duties as the Manager of the Elle Venture. Subcontracting costs reimbursed from Elle Venture are reported as a reduction of our geological and geophysical exploration costs.

The Company entered into an option agreement in April 2008 with JABA US Inc. an Arizona Corporation in which two directors of the Company are owners of JABA US Inc. The option agreement grants the Company the exclusive right and option to acquire a 100% undivided interest in 26 Federal lode mining claims in the East Silver Bell area northwest of Tucson, AZ, 33 Federal lode mining claims in the Walnut Creek area near Tombstone, AZ, and 2 private parcels in the Beatty area of Nevada. In the event that there is a commencement of commercial production a royalty ranging from 2% to 10% of net smelter returns will be payable to JABA US Inc. The Company is required to maintain the claims in good standing and pay the annual rentals of up to $8,000 during the option period which ends no later than January 1, 2011. The Company agrees to make $175,000 in exploration expenditures on or before dates to be determined by the Company, but no later than January 1, 2011. During the year ended January 31, 2009 annual rentals of $7,375 were paid to extend the life of the 33 Federal lode mining claims through September 2009.

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

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. Claims that are staked in accordance with AS 38.05.195(b)(1) meridian, township, range, section and claim system location “MTRSC” receive a one-time only credit of 50% of the second year’s rent payment. Our Alaska claims are all MTRSC claims eligible for the 50% rental credit in the second rental year. Rentals for the period from September 1, 2009 through September 1, 2010 of $202,440 have been paid. The estimated state rentals due by November 30, 2010 for the period from September 1, 2010 through September 1, 2011 are $202,440. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11 – Commitments - continued

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental was $125 per claim and increased to $140 per claim beginning September 1, 2009. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals due for the period from September 1, 2009 to September 1, 2010 of $250,460 have been paid. The estimated rentals due by September 1, 2010 for the period from September 1, 2010 through September 1, 2011 are $250,460.

In November 2006, the Company began renting its previous office space. The lease requires monthly payments of $3,825. In September 2008 the Company exercised its option to renew the lease for an additional two years. During the year ended January 31, 2010 and 2009 the Company recognized rent expense of $29,424 and $45,468, respectively, related to this lease. In January 2009 the Company vacated the premises. The landlord has not released the Company from its obligations related to the two year renewal and the Company is responsible for any shortage in rent received from a new tenant and the $3,825 that the Company would have paid per month during the renewal period. Future minimum lease payments under this noncancelable lease for the twelve months ended January 31, 2011 are $8,256. At January 31, 2010 the landlord has asserted a claim against the Company for damages of $48,909 related to this lease. At January 31, 2010 the Company has a balance of $36,292 in accounts payable related to this lease.

NOTE 12 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2010 were as follows:

Issued 199,170,302 shares of common stock as repayment of $513,685 principal portion and $91,968 interest portion of the monthly payments on the convertible notes.

Issued 58,917,700 detachable common stock purchase warrants to the investors who purchased the August 2009 convertible notes recorded at fair value as a discount on convertible promissory notes of $38,349.

Deferred financing charges of $42,437 were deducted from the proceeds we received on the sale of August 2009 Convertible Notes.

Recorded $330,366 of discounts on convertible promissory notes for beneficial conversion features.

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2009 were as follows:

Issued 7,500 shares of common stock valued at $9,000 of debt conversion expense to investors who participated in the first modification agreement to the May 2007 Convertible Notes.

Issued 37,646,325 shares of common stock as repayment of $1,520,234 principal portion and $319,277 interest portion of the monthly payments on the May 2007 Convertible Notes.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 14 – Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value.

The Company estimates the fair value of level 3 inputs using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of warrant liability at January 31, 2010:

		Expected dividend		Risk-free interest
Description	Expected volatility	yield	Expected term	rate
Warrant liability	90%	0%	0.5 year	0.3%

		Fair value measurements at reporting date using:
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	January 31,	liabilities	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$30,422	-	-	$30,422

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Beginning balance	$-
Total (gains) or losses	(7,927)
Purchases, issuances and settlements	38,349
Transfers in or out of Level 3	-
Ending balance	$30,422

NOTE 15 – Subsequent Events

The Company issued 109,370,577 shares of common stock for conversions of $127,264 of principal and $24,905 of accrued interest on the Convertible Notes.

On February 10, 2010 the Company sold the drill rig and other drilling equipment and supplies in a bulk sale. The drill rig was pledged as collateral on the Atlas Copco loan and the convertible promissory notes. The Atlas Copco loan was paid in full.

On February 25, 2010 the Company entered into an extension and modification of the convertible promissory notes. The maturity date of each note is extended to February 28, 2011 with two 180 day extensions exercisable at the option of the holder.

On April 23, 2010 the Company issued 76,400,000 shares of common stock to directors and consultants for services rendered.

The company has evaluated subsequent events through May 11, 2010 which is the date the financial statements were issued.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 16 – Going concern

The Company is in the exploration stage, has incurred losses from operations, requires additional funds for further exploratory activity and to maintain its claims prior to attaining a revenue generating status, and is in default on its convertible promissory notes. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2010.

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

Item 9A(T).  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2010, which is the end of the period covered by this report. This evaluation was carried out by our management with the participation of our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer and principal executive officer, Mr. James Briscoe conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer and principal executive officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of January 31, 2010, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this Annual Report on Form 10-K.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director	67	February 3, 2004
Gary Musil	Secretary and Director	58	October 23, 2003
John Guilbert	Director	77	February 5, 2004
Keith Brill	Director	32	December 23, 2009
William Cavalier	Director	55	September 21, 2009
Larry Liang	Director, Vice President of Business Development - China	30	December 29, 2009

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

We believe Mr. Briscoe is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

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

We believe Mr. Musil is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

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

We believe Mr. Guilbert is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Keith Brill – Director

Mr. Brill was appointed as one of our directors on December 23, 2009. Mr. Brill received an International Master of Business Administration (IMBA) from the Moore School of Business, University of South Carolina in May 2005. He graduated from the South Carolina Honors College, University of South Carolina in May 2003 with a Bachelor of Science, magna cum laude, major in Economics and Finance, minor in Spanish. Mr. Brill has been a management consultant with PA Consulting Group, Inc., a leading global consulting firm, since 2004. He has provided multinational Fortune 500 companies with consulting advice on topics including cost reduction, operational efficiency, and IT strategy. Mr. Brill has extensive experience in conducting ROI analysis, developing business cases, and providing strategic financial advice on major business transformation programs.

We believe Mr. Brill is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

William Cavalier – Director

Mr. Cavalier was appointed as one of our directors on September 21, 2009. Mr. Cavalier received his B.S. Cum Laude from the University of California-Berkeley in 1976 and received his J.D. from the University of California-Hastings College of Law in 1979. He was a law clerk for Justices Robert Kane and Allison Rouse, California Court of Appeal in 1978 and has been an active member of the California State Bar since 1979. Mr. Cavalier has extensive experience in management consulting and finance. Recently Mr. Cavalier has been engaged as General Counsel and syndicate manager to structure Regulation D 506 private placements for oil and gas royalty property groups and multi-well drilling partnerships for sale through FINRA broker-dealers. He also represented a joint venture, which applied an innovative technology to treat crude oil emulsions in crude production and wastewater remediation.

As a principal for Lone Star Group, Inc., he accepted finance and analytical engagements where commercial real property was a significant element of the transaction. Representative assignments included: $2.85 million permanent financing for Dallas, Texas Walgreen’s; $3 million acquisition financing for a Denton, Texas quarter horse breeding facility; $10 million warehouse line for a hard money lender; $9.5 million sale leaseback of New Jersey industrial property and a $12 million construction loan for Crowley, Texas multifamily project.

As a Senior Real Estate Investment Banker for Lincoln Capital Group he was responsible for a variety of assignments including product development for a wholesale warehouse lender, commercial resort development evaluation and repositioning, analysis of existing business infrastructure and business processes at a regional commercial mortgage brokerage firm and developing a capital structure and loan proposal for a 44 acre multi-use development including two 168 unit multifamily properties, a 40,000 square foot office, two corner bank pad sites and 15,000 square foot retail building in Dallas, TX suburbs.

We believe Mr. Cavalier is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Larry Liang – Director & Vice President of Business Development – China

Mr. Liang has a strong background in international business development both in China and the United States. As a banker and real estate broker, Mr. Liang has negotiated multi-million dollar transactions for Chinese, American and other international clients. His current focus is on entrepreneurial projects that will utilize his expertise in public and private mergers and acquisitions, joint ventures and strategic alliances. Previously, Mr. Liang had practiced corporate law for the Tian Lun Law Firm, one of southern China ’s largest law firms. He holds law degrees from the Southwest University of Political Science and Law, Chong Qing, China and from the James E. Rogers College of Law, University of Arizona, Tucson, Arizona.

We believe Mr. Lang is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held one formal meeting in the year ended January 31, 2010 and thirteen formal meetings in the year ended January 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the year ended January 31, 2010. Shareholders may contact our President, Jim Briscoe, to recommend nominees to our board of directors.

For the year ended January 31, 2010 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors, James Briscoe, Gary Musil, and John Guilbert, William Cavalier and Keith Brill. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During fiscal years ended January 31, 2010 and January 31, 2009, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or,

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11.      EXECUTIVE COMPENSATION.

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
James Briscoe, Principal Executive Officer, President, CEO, Chairman and Director	2010 2009	63,000 85,000	Nil Nil	Nil Nil	Nil 30,000(3)	Nil Nil	Nil Nil	68,754(2) 42,500(4)	$131,754 $157,500
Gary Musil Secretary and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil 15,000(5)	Nil Nil	Nil Nil	Nil Nil	$0 $15,000

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)	Mr. Briscoe’s other compensation represents accrued and unpaid wages during the twelve months ended January 31, 2010 and unused paid time off paid out to Mr. Briscoe of $11,754.

(3)

Mr. Briscoe was awarded 75,000 incentive stock options on May 21, 2008 with a grant date fair value of $0.10 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(4)	Mr. Briscoe’s other compensation represents accrued and unpaid wages at January 31, 2009.

(5)

Mr. Musil was awarded 37,500 incentive stock options on May 21, 2008 with a grant date fair value of $0.10 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James Briscoe	75,000	Nil	Nil	$0.06	5/21/2018	Nil	Nil	Nil	Nil
Gary Musil	37,500	Nil	Nil	$0.06	5/21/2018	Nil	Nil	Nil	Nil
Gary Musil	4,250	Nil	Nil	$0.42	12/27/2014	Nil	Nil	Nil	Nil
Gary Musil	5,250	Nil	Nil	$0.28	4/6/2016	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of January 31, 2010 we had two compensation plans in place, entitled "2004 Stock Option Plan" and “2007 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2010	Weighted-average exercise price of outstanding options as at January 31, 2010	Number of securities remaining available for further issuance as at January 31, 2010
962,500	636,125	$0.25	326,375
2,500,000	443,750	$0.06	2,056,250

On May 21, 2008 we granted 106,250 non-qualified stock options to non-employee consultants and 762,500 incentive stock options to employees, officers and directors. The options have an exercise price of $0.055 per option. On June 26, 2008 the board eliminated the vesting period so the options would be fully vested effective on that date. The options have a life of ten years.

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

Employment Contracts

We have not entered into any written employment agreements or compensation arrangements with any of our named executive officers. We have entered into a verbal agreement with James Briscoe, CEO and Director for annual salary of $120,000.

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

There was no compensation paid or accruing to any director, unless such director is also a named executive officer, during the last fiscal year ended.

Name	Year	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)(2)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
John Guilbert	2010 2009	Nil Nil	Nil Nil	Nil 10,000	Nil Nil	Nil Nil	Nil Nil	Nil $10,000

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)

Mr. Guilbert was awarded 25,000 options on May 21, 2008 with a grant date fair value of $0.01 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 31, 2010 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of January 31, 2010, we had outstanding 247,656,979 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	2,187,500 (2)	0.9%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	Nil	0%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	Nil	0%
Keith Brill 250 Central Ave Apt B204 New York, NY 11559 USA	Nil	0%
William Cavalier 5517 Channel Isle Dr Plano, TX 75093 USA	Nil	0%
Larry Liang 6651 N Campbell Ave #254 Tucson, AZ 85718 USA	Nil	0%
Cede & Company PO Box 20 Bowling Green Station New York, NY 10274	228,916,441	92.4%
Directors and Executive Officers as a Group	2,187,500	0.9%

(1)

Based on 247,656,979 shares of common stock issued and outstanding as of January 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	These shares are held by Alaska Star Minerals LLC. James Briscoe beneficially owns 100% of the membership interest in Alaska Star Minerals LLC.

Changes in Control

At January 31, 2010 we had 247,656,979 shares of common stock issued and outstanding. At January 31, 2010 if the settlement of the Convertible Promissory Notes was completed by the issuance of common shares there would be 2,021,513,000 shares required to convert the notes. Therefore, it is possible that if the holders of our Convertible Promissory Notes were to settle their debt through the issuance of common shares it would cause a change in control.

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

Director Independence

We have no directors who meet the definition set forth in Rule 5605(a)(2) of the Listing Rules of the NASDAQ, which defines an “independent director” generally as a person other than an executive officer or employee of the company, or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.      Principal Accountants Fees and Services.

Audit Fees

For the fiscal year ended January 31, 2010, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $80,823. For the fiscal year ended January 31, 2009, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $80,086.

Audit Related Fees

For the fiscal year ended January 31, 2010, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0. For the fiscal year ended January 31, 2009, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended January 31, 2010 and 2009, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0 in both years.

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

Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)

Exhibit Number	Description of Exhibit
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.

(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

*	Filed herewith.

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
Dated: May 12, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Briscoe

James A. Briscoe
Chief Executive Officer, President and Director
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 12, 2010

By: /s/ Gary Musil	By: /s/ Keith Brill

Gary Musil	Keith Brill
Secretary and Director	Director
Dated: May 12, 2010	Dated: May 12, 2010

By: /s/ Dr. John Guilbert	By: /s/ William Cavalier

Dr. John Guilbert	William Cavalier
Director	Director
Dated: May 12, 2010	Dated: May 12, 2010

By: /s/ Larry Liang

Larry Liang
Director
Dated: May 12, 2010