Form 10-Q
period 2010-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2010-07-13
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
511,184,657 common shares issued and outstanding as of July 9, 2010.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2010
	(Unaudited)	January 31, 2010
Current:
Cash and cash equivalents	$22,130	$20,522
Prepaid expenses and supplies	8,331	136,715
Total current assets	30,461	157,237

Property and equipment, net	138,532	409,631
Certificates of deposit	3,000	3,000
Deferred financing charges, net	9,081	19,690

Total assets	$181,074	$589,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$6,845	$95,881
Convertible promissory notes, net of discounts	2,967,302	3,004,772
Accounts payable and accrued liabilities	108,375	266,478
Accrued wages to related party	24,500	99,500
Accrued interest	376,030	316,233
Total current liabilities	3,483,052	3,782,864

Long-term debt, net of current portion	7,057	22,750
Warrant liability	30,422	30,422

Total liabilities	3,520,531	3,836,036

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 433,427,556 and 247,656,979 shares issued and outstanding	4,334	2,476
Additional paid-in capital	24,958,540	24,655,429
Deficit accumulated during the exploration stage	(28,302,331)	(27,904,383)
Total stockholders’ equity (deficit)	(3,339,457)	(3,246,478)

Total liabilities and stockholders’ equity (deficit)	$181,074	$589,558

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

						Cumulative from
						date of inception
		For the three		For the three		(August 20, 2001)
		months ended		months ended		to
		April 30, 2010		April 30, 2009		April 30, 2010
Revenues		$-		$-		$-

Expenses:
Geological and geophysical costs		5,693		392		11,631,141
Salaries and benefits		35,330		50,114		2,202,805
Accounting and auditing		37,268		36,951		986,818
Public relations		2,806		-		690,967
Depreciation		15,689		59,470		769,782
Legal		21,291		3,878		658,387
Professional services		-		-		143,992
General and administrative		86,692		48,387		1,692,596
Travel		4,037		-		142,246
Impairment loss		-		-		16,092,870
Net operating expenses		208,806		199,192		35,011,604

Loss from operations		(208,806)		(199,192)		(35,011,604)

Other income (expense):
Interest income		30		15		197,009
Interest expense		(186,130)		(543,268)		(5,072,197)
Debt conversion expense		-		-		(103,437)
Loss on sale of assets		(3,042)		(5,723)		(53,290)
Gain on change in fair value of warrant liability		-		-		7,927
Other income		-		-		225,390
Income from Elle Venture		-		-		300,000
Foreign exchange gain		-		-		505
Gain on settlement of debt to related party		-		-		7,366
Total other income (expense)		(189,142)		(548,976)		(4,490,727)

Loss before income taxes		(397,948)		(748,168)		(39,502,331)

Income tax expense		-		-		-

Net loss	$	(397,948)	$	(748,168)	$	(39,502,331)

Basic and diluted net loss per share of common stock	$	(0.00)	$	(0.02)	$	(1.47)

Basic and diluted weighted average number of shares of common stock outstanding		314,380,703		48,486,683		26,893,826

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit		Total
			Additional		accumulated		stockholders’
	Common stock		paid-in		during the		equity
	Shares	Amount	capital		exploration stage		(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-		$-
Common stock issued for cash	5,000,000	50	99,950		-		100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-		(132,602)		(132,602)
Balance, January 31, 2004	5,000,000	50	99,950		(132,602)		(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956		-		15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993		-		3,000,000
Options issued for services	-	-	94,350		-		94,350
Return of shares	(1,750,000)	(18)	(11,199,982)		11,200,000		-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)		(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267		(7,324,626)		594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722		-		5,052,732
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)		(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989		(11,952,591)		1,019,491
Issuance of common stock private placement	990,596	10	2,545,985		-		2,545,995
Issuance of common stock for services	37,500	-	93,000		-		93,000
Expenses of common stock issuance	-	-	(320,000)		-		(320,000)
Options granted to consultants and employees	-	-	832,343		-		832,343
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)		(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317		(15,220,539)		902,881
Issuance of common stock private placement	429,700	4	1,074,413		-		1,074,417
Issuance of common stock for services	28,000	-	54,540		-		54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698		-		259,699
Options granted to employees and consultants	-	-	358,646		-		358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-		1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-		1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)		(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886		(20,918,474)		216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135		-		1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000		-		9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437		-		94,437
Stock based compensation	-	-	576,244		-		576,244
Common stock purchase warrants exercise price reduction	-	-	67,700		-		67,700
Net loss for the year ended January 31, 2009	-	-	-		(4,176,066)		(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402		(25,094,540)		(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661		-		605,653
Discounts on convertible promissory notes for beneficial conversion feature and detachable purchase warrants	-	-	330,366		-		330,366
Net loss for the twelve months ended January 31, 2010	-	-	-		(2,809,843)		(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429		(27,904,383)		(3,246,478)
Issuance of common stock for conversion or payment of promissory note	109,370,577	1,094	151,075		-		152,169
Issuance of common stock for services	76,400,000	764	152,036		-		152,800
Net loss for the three months ended April 30, 2010	-	-	-		(397,948)		(397,948)
Balance, April 30, 2010	433,427,556	$4,334	$24,958,540	$	(28,302,331)	$	(3,339,457)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

						Cumulative from
						date of inception
		For the three		For the three		(August 20, 2001)
		months ended		months ended		to
		April 30, 2010		April 30, 2009		April 30, 2010
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(397,948)	$	(748,168)	$	(39,502,331)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		15,689		59,470		770,793
Amortization of deferred financing charges		10,609		64,371		533,635
Amortization of discount on convertible promissory notes		98,029		399,435		3,525,839
Mineral claim costs		-		-		343,085
Impairment loss		-		-		16,092,870
Loss on sale of fixed assets		3,042		5,723		53,290
Gain on change in fair value of warrant liability		-		-		(7,927)
Share based compensation		-		-		1,767,233
Share based payments		152,800		-		707,753
Changes in assets and liabilities:
Prepaid expenses and supplies		128,384		15,247		34,116
Other current assets		-		-		(7,875)
Certificates of deposit		-		-		(11,435)
Other assets		-		-		(25,000)
Accounts payable and accrued expenses		(158,103)		38,403		102,360
Accrued wages related party		(75,000)		12,500		24,500
Accrued interest		76,467		69,352		484,668
Net cash used in operating activities		(146,031)		(83,667)		(15,114,426)

Cash flows from investing activities:
Proceeds from the sale of fixed assets		252,368		38,985		390,094
Proceeds from redemption of certificate of deposit		-		-		213,232
Purchase of certificate of deposit		-		-		(204,797)
Purchase of equipment		-		-		(1,098,950)
Net cash provided by (used in) investing activities		252,368		38,985		(700,421)

Cash flows from financing activities:
Principal activity on long-term debt		(104,729)		(3,301)		(482,651)
Principal activity on capital lease obligation		-		-		(39,298)
Principal activity on convertible promissory notes		-		-		(286,227)
Net (advances) repayments from related parties		-		1,888		-
Proceeds from the issuance of common stock, net of expenses		-		-		11,140,074
Proceeds from the sale of convertible promissory notes		-		-		5,306,154
Proceeds from long-term debt		-		-		198,925
Net cash provided by (used in) financing activities		(104,729)		(1,413)		15,836,977

Net increase (decrease) in cash and cash equivalents for period		1,608		(46,095)		22,130

Cash and cash equivalents, beginning of period		20,522		63,250		-

Cash and cash equivalents, end of period		$22,130		$17,155		$22,130

Interest paid during the period		$1,025		$10,110		$200,082

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company” or “We” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. In April 2007, the Company changed its name to Liberty Star Uranium & Metals Corp. to reflect the Company’s current concentrated efforts on uranium exploration. The Company is considered to be an exploration stage company, as it has not generated any revenues from operations.

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

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and debt. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, may not be available on reasonable terms, or the Company may be prevented from obtaining further financings because of restrictions that apply to it pursuant to the Convertible Promissory Notes discussed in Note 5.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2010 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2010 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At April 30, 2010 and January 31, 2010, there were 61,774,498 and 62,260,338, respectively, potentially dilutive instruments outstanding. Additionally, at April 30, 2010 and January 31, 2010 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 1,949,625,853 and 2,021,513,000 shares, respectively, required to convert the notes which is in excess of our authorized shares. At April 30, 2010 and January 31, 2010 there are 1,250,000,000 shares authorized. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2010, that are of significance, or potential significance, to us.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06) on improving disclosure of fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2009 except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity of Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010. This guidance did not have a material impact on the Company’s financial position and results of operations.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	April 30, 2010	January 31, 2010
Geology equipment	$305,390	$315,805
Drilling equipment	-	459,297
Vehicles and transportation equipment	33,562	122,655
Office furniture and equipment	68,425	68,425
	407,377	966,182
Less accumulated depreciation and amortization	(268,845)	(556,551)

	$138,532	$409,631

NOTE 5 – Convertible promissory notes

The Company issues convertible promissory notes in private placements of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes were issued in May 2007, August 2008, May 2009 and August 2009. The Company issued detachable common stock purchase warrants with the May 2007 and August 2009 convertible notes. Detachable common stock purchase warrants were reported at fair value as discounts on the convertible notes. Discounts on the convertible notes were also recorded for the beneficial conversion features. At April 30, 2010 there were 3.4 months of amortization remaining on the discounts.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 5 – Convertible promissory notes - continued

On February 25, 2010 the Company entered into an extension and modification of the convertible promissory notes with three of the nine noteholders. The maturity date of each note is extended to February 28, 2011 with two 180 day extensions exercisable at the option of the holder.

On April 20, 2010 the Company received a letter from the collateral agent stating that the Company was in default on all of the convertible promissory notes and the note holders were demanding current payment of all amounts of principal and interest on those notes.

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

	May 2007 Notes	August 2008 Notes	May 2009 Notes	August 2009 Notes
Issue date	May 11, 2007	August 27, 2008	May 21, 2009	August 14, 2009
Maturity date (extended for 3 noteholders)	February 28, 2011	February 28, 2011	February 28, 2011	February 28, 2011
Maturity date for other noteholders	May 11, 2009	August 27, 2009	May 21, 2010	August 14, 2010
Interest rate	15%	15%	15%	15%
Principal balance as of April 30, 2010	$1,761,381	$395,697	$139,047	$778,334
Unamortized discounts as of April 30, 2010	-	-	(2,368)	(104,789)
Accrued interest as of April 30, 2010	213,615	86,742	18,205	57,468
Common shares issued for conversions during the three months ended April 30, 2010	90,498,092	4,726,100	14,146,385	-

Principal balance as of January 31, 2010	$1,873,583	$395,697	$162,344	$778,334
Unamortized discounts as of January 31, 2010	-	-	(12,414)	(192,772)
Accrued interest as of January 31, 2010	185,455	81,545	13,535	35,698
Common shares issued for conversions during the twelve months ended January 31, 2010	178,787,395	8,826,524	3,606,400	7,949,983

If settlement of all of the Convertible Notes occurred on April 30, 2010 the Company would have been obligated to pay $3,074,459 principal payments and $376,030 accrued interest for a total of $3,450,489 in cash plus an additional 10% of the principal balance of $307,446 required for cash payments. If the settlement were completed by the issuance of common shares the additional 10% of the principal balance is not due. The conversion price at April 30, 2010 for the May 2007, August 2008 and May 2009 notes would have been $0.0018 per share and the conversion price at April 30, 2010 for the August 2009 notes would have been $0.0017 for a total of 1,949,625,853 shares required to convert the notes.

NOTE 6 – Common stock

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

On April 23, 2010 the Company issued 76,400,000 shares of common stock to executives, board members and consultants for services performed.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6– Common stock - continued

As of April 30, 2010, there were 60,694,623 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 5.2 years and a weighted average exercise price of $0.03 per whole warrant for one common share. Whole share purchase warrants outstanding at April 30, 2010 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2009	2,262,763	$1.59
Issued	58,917,700	0.02

Outstanding, January 31, 2010	61,180,463	$0.08
Expired	(485,840)	6.00

Outstanding, April 30, 2010	60,694,623	$0.03
Exercisable, April 30, 2010	60,694,623	$0.03

NOTE 7 – Related party transactions

The Company entered into the following transactions with related parties during the period ended April 30, 2010:

Paid or accrued $1,378 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month.

The Company sold a trailer to Jim Briscoe, our President and CEO, for $3,000.

On April 23, 2010 we issued 42,000,000 shares of common stock to Jim Briscoe, our President and CEO, and 32,000,000 shares of common stock to our board members valued at $0.002 per share, the closing trading price on the date of issuance. The shares were issued for compensation for payment of accrued unpaid wages and compensation for services provided.

Accrued $24,500 of unpaid wages to Jim Briscoe, our President and CEO.

The Company entered into the following transactions with related parties during the year ended January 31, 2010:

Paid or accrued $5,512 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month.

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

NOTE 8 – Commitments - continued

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

In November 2006, the Company began renting its previous office space. The lease requires monthly payments of $3,825. In September 2008 the Company exercised its option to renew the lease for an additional two years. During the years ended January 31, 2010 and 2009 the Company recognized rent expense of $29,424 and $45,468, respectively, related to this lease. In January 2009 the Company vacated the premises. The landlord has not released the Company from its obligations related to the two year renewal and the Company is responsible for any shortage in rent received from a new tenant and the $3,825 that the Company would have paid per month during the renewal period. At April 30, 2010 the landlord has asserted a claim against the Company for damages of $48,909 related to this lease and a judgement has been issued against the Company for the full amount of damages asserted by the landlord. The Company has included $48,909 in accounts payable at April 30, 2010 related to the lawsuit.

NOTE 9 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the three month period ended April 30, 2010 were as follows:

Issued 109,370,577 shares of common stock as repayment of $131,562 principal portion and $20,607 interest portion of the monthly payments on the convertible notes.

Issued 76,400,000 shares of common stock to executives, board members, and consultants as compensation for services.

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

The Company estimates the fair value of level 3 inputs using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of warrant liability at April 30, 2010:

		Expected dividend		Risk-free interest
Description	Expected volatility	yield	Expected term	rate
Warrant liability	90%	0%	0.5 year	0.4%

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 10 – Fair value of financial instruments – continued

Fair value measurements at reporting date using:
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
		liabilities	inputs	inputs
Description	April 30, 2010	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$30,422	-	-	$30,422

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Beginning balance, January 31, 2010	$30,422
Total (gains) or losses	-
Purchases, issuances and settlements	-
Transfers in or out of Level 3	-
Ending balance, April 30, 2010	$30,422

NOTE 11 – Subsequent events

The Company issued 77,757,101 shares of common stock for conversions of principal and accrued interest on the Convertible Notes. We fully paid out our secured lenders under convertible notes issued on May 11, 2007, August 28, 2008, May 21, 2009 and August 14, 2009. All security held by the secured lenders has been surrendered and is in the process of being released.

The Company entered into an amendment to a mining venture agreement with NPX Metals Inc. (“NPX”) on June 22, 2010. The Company conveyed to NPX any and all rights, interest and options to the mineral claims that encompass the Beatty project in Nye County, Nevada in exchange for a one-time payment of $125,000 received on June 23, 2010.

On June 29, 2010, we entered into a letter agreement with Northern Dynasty Minerals Ltd. (“Northern Dynasty”), whereby Northern Dynasty agreed to advance to our company funds in order to discharge all of our secured notes issued on May 11, 2007, August 28, 2008, May 21, 2009 and August 14, 2009. The Company has sold 60.7 square kilometers (23.4 square miles out of the Company’s original 177 square miles, or 13% of its Big Chunk and Bonanza Hills acreage) in consideration for both a $1,000,000 cash payment and a convertible loan from Northern Dynasty in the amount of $3,000,000. The purchase of the claims and the loan are interdependent. The loan is secured by the Company’s Big Chunk and Bonanza Hills properties in Alaska.

As part of the transaction noted above, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in the Company’s Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfil the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

The Loan is a secured convertible loan, secured against our company’s assets. The Loan is due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion if its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Loan (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer. The Loan bears interest at 10% per year calculated monthly, until it is repaid or deemed repaid.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 11 – Subsequent events – continued

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Loan will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our company’s shares were listed on the TSX Venture Exchange.

The Loan may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

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

Liberty Star Uranium & Metals Corp. (the “Company” or “We”) is in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was a drilling contractor. Redwall was dissolved on March 30, 2010. We are an exploration stage company, as we have not generated revenues from operations. Our significant projects are:

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

East Silver Bell: We hold an option to explore 26 standard Federal lode mining claims located at the East Silver Bell region of Arizona. The mineral claims are owned by JABA US Inc in which two of our directors are owners. We have not identified any ore reserves to date.

Walnut Creek: We hold an option to explore 33 standard Federal lode mining claims located due east and southeast of the town of Tombstone, Arizona. The mineral claims are owned by JABA US Inc in which two of our directors are owners. We have not identified any ore reserves to date.

Elle Venture: On September 11, 2008, we announced that we and XState Resources have agreed that XState will maintain a 50% interest in three potential uranium breccia pipe exploration targets at North Pipes Super Project. Both parties entered into a formal 50/50 contributing joint venture in relation to the three breccia pipe targets. The previous "earn-in" agreement is terminated.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors" in this Form 10-Q and in our Form 10-K for the year ended January 31, 2010 for additional information about the risks of mineral exploration.

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Letter Agreement and Secured Convertible Note with Northern Dynasty Minerals Ltd.

On June 29, 2010, we entered into a letter agreement with Northern Dynasty Minerals Ltd. (“Northern Dynasty”), whereby Northern Dynasty agreed to advance to our company funds in order to discharge all of our secured notes issued on May 11, 2007, August 28, 2008, May 21, 2009 and August 14, 2009. The Company has sold 60.7 square kilometers (23.4 square miles out of the Company’s original 177 square miles, or 13% of its Big Chunk and Bonanza Hills acreage) in consideration for both a $1,000,000 cash payment and a convertible loan from Northern Dynasty in the amount of $3,000,000. The purchase of the claims and the loan are interdependent. The loan is secured by the Company’s Big Chunk and Bonanza Hills properties in Alaska.

As part of the transaction noted above, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in the Company’s Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfil the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

The Loan is a secured convertible loan, secured against our company’s assets. The Loan is due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion if its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Loan (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer. The Loan bears interest at 10% per year calculated monthly, until it is repaid or deemed repaid.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Loan will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our company’s shares were listed on the TSX Venture Exchange.

The Loan may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

Material Changes in Financial Condition from January 31, 2010 to April 30, 2010

We had cash and cash equivalents in the amount of $22,130 as of April 30, 2010 compared to $20,522 as of January 31, 2010. We had negative working capital of $(3,452,591) as of April 30, 2010 compared to $(3,625,627) as of January 31, 2010. We had cash outflows from financing activities of $(108,229) during the three months ended April 30, 2010. During the three months ended April 30, 2010 the Company sold vehicles and equipment to generate cash inflows from investing activities of $252,368. We utilized these funds to pay down our accounts payable and our debt.

The Company is in default on the May 2007, August 2008, May 2009 and August 209 Convertible Notes and as such the entire obligation is reported as a current liability. On April 20, 2010 we received notice from the noteholders demanding payment of all principal and interest due on the convertible notes and notifying us that they will proceed against the collateral if payment is not made. The note holders have a security interest in all assets and mineral properties and as a result the Company is unable to sell any assets without prior approval from the note holders. The Convertible Promissory Notes entered into in May 2007 contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the 2 year term of the Unsecured Convertible Promissory Notes. The August 2008 Convertible Notes and May 2009 Convertible Notes contain restrictions that require that the August 2008, May 2007 and May 2009 convertible notes be repaid in full from the first $3,000,000 of financings completed by the Company. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. The company does not plan to make any capital expenditures for new mineral claims or equipment during the next twelve months.

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

Material Changes in Results of Operations from April 30, 2010 to April 30, 2009

We had a net loss of $(397,948) for the three months ended April 30, 2010 compared to a net loss of $(748,168) for the three months ended April 30, 2009. The change in net loss was largely due to the reduction in interest expense of approximately $350,000 because the discounts on the May 2007 convertible promissory notes were being amortized last year and no amortization of those discounts was recognized in interest expense this year as they were fully amortized in May 2009.

Critical Accounting Policies

The condensed consolidated financial statements of Liberty Star Uranium & Metals Corp. have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2010. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2010. Our total stockholders’ deficit at April 30, 2010 was $(3,339,457).

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

Convertible promissory notes

We reviewed the convertible promissory notes and the related subscription agreements to determine the appropriate reporting within the financial statements. We report convertible promissory notes as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We bifurcate conversion options and detachable common stock purchase warrants and report them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. We determined that reporting the notes as equity would not be appropriate as the conversion of the notes into common stock was not guaranteed. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2010, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 26, 2010 we were named in a lawsuit filed with the clerk of the Superior Court of Arizona in the County of Pima by our former landlord B&D Ventures LLC. The former landlord is seeking to obtain damages in the amount of $48,909 from our termination of our lease obligation before the end of the lease term. We vacated the premises in January 2009 and the lease end date was November 30, 2010. On May 13, 2010 a judgment was issued in this case in favor of B&D Ventures LLC for $48,909 plus interest accruing at 10% until paid.

Item 1A.           RISK FACTORS

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are in default on the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes and the August 2009 Convertible Notes and the note holders have called the notes.

We are in default on the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes, and the August 2009 Convertible Notes and as such the entire obligation is reported as a current liability. In February 2010 we modified the terms of these notes with three of the nine note holders to extend their maturity dates to February 28, 2011 with two 180 day extensions exercisable by the holder. The three note holders who signed the extension and modification agreement hold a majority of the outstanding balance of all notes. On April 20, 2010 we received a demand notice from the note holders. The note holders have a security interest in all assets and mineral properties and as a result we are unable to sell any assets without prior approval from the note holders. If we are unable to satisfy the obligation the note holders could proceed against the assets and mineral claims that collateralize the notes. These restrictions may make it difficult for us to raise the cash required to perform exploration activities.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $22,130 and negative working capital of $(3,452,591) as of April 30, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes and August 2009 Convertible Notes, further described in Note 5 to the condensed consolidated financial statements included in Item 1 of Part I of this form, and we can provide no assurance to investors that we will be able to find such financing when required. The Convertible Promissory Notes contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the term of the Convertible Notes, during the Exclusion Period as defined in the notes, and during the pendency of any Event of Default as defined in the notes. The August 2008 Convertible Notes, May 2009 Convertible Notes, and August 2009 Convertible Notes contain restrictions that require that the August 2008, May 2007, May 2009, and August 2009 convertible notes be repaid in full from the first $3,000,000 of financings we complete. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. In addition to the restrictions placed on us by our various financing agreements, obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2010 is $(39,502,331). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our mining claims, which are the central part of our business, require that we either pay fees, or incur certain minimum development costs annually, or the claims will be forfeited. Due to our current financial situation we may not be able to meet these obligations and we could therefore lose our claims. This would impair our ability to raise capital and would negatively impact the value of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 76,400,000 shares of unregistered shares of common stock to our executives, directors and consultants on April 23, 2010 as compensation for services performed.

We issue convertible promissory notes in private placements of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes were issued in May 2007, August 2008, May 2009 and August 2009. In February 2010 we modified the terms of these notes with three of the nine note holders to extend their maturity dates to February 28, 2011 with two 180 day extensions exercisable by the holder. The three note holders who signed the extension and modification agreement hold a majority of the outstanding balance of all notes. We issued detachable common stock purchase warrants with the May 2007 and August 2009 convertible notes. We are currently in default on the convertible notes.

	May 2007 Notes	August 2008 Notes	May 2009 Notes	August 2009 Notes
Principal balance as of April 30, 2010	$1,761,381	$395,697	$139,047	$778,334
Unamortized discounts as of April 30, 2010	-	-	(2,368)	(104,789)
Accrued interest as of April 30, 2010	213,615	86,742	18,205	57,468
Common shares issued for conversions during the three months ended April 30, 2010	90,498,092	4,726,100	14,146,385	-
Common shares issued for conversions during the twelve months ended January 31, 2010	178,787,395	8,826,524	3,606,400	7,949,983

We issued 109,370,577 shares of common stock for conversions of $131,562 of principal and $20,607 of accrued interest on the Convertible Notes during the three months ended April 30, 2010.

We issued 77,757,101 shares of common stock for conversions of principal and interest on the convertible notes in May 2010.

May 2007 Convertible Notes:

On May 11, 2007, we issued senior unsecured convertible two year promissory notes (“May 2007 Convertible Notes”) for gross proceeds of $4,400,000 in a private placement of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received after placement agent fee, due diligence fee and legal fees was $4,010,238. The May 2007 Convertible Notes bear interest at 12% and 15% when in default.

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

August 2008 Convertible Notes:

On August 27, 2008 we issued Secured Convertible Promissory one year notes (“August 2008 Convertible Notes”) for gross proceeds of $414,184 to the holders of the May 2007 Convertible Notes in a private placement of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The net proceeds received were $372,434. The August 2008 Convertible Notes bear interest at 12% and 15% when in default.

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

May 2009 Convertible Notes:

On May 21, 2009, we completed the sale of $170,668 principal amount of 12% Secured Convertible Promissory Notes (“May 2009 Convertible Notes”) in a private placement of our securities to subscribers pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act, each of which represented that they are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933 and pursuant to the terms of a subscription agreement between the parties dated May 21, 2009. The net proceeds received were $157,468.

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

We granted a senior security interest over all of our assets to the holders of the May 2007, August 2008, May 2009 and August 2009 Convertible Notes. In addition, our wholly owned subsidiary, Big Chunk Corp., was required to provide the subscribers with a guaranty on the repayment of the loans.

All proceeds received have been and will be used for exploration of our mineral properties and working capital.

Item 3. Defaults Upon Senior Securities.

On April 20, 2010 the Company received a letter from the collateral agent stating that the Company was in default on all of the convertible promissory notes and the note holders were demanding current payment of all amounts of principal and interest on those notes. Total principal and accrued interest due at April 30, 2010 is $3,450,489.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)

Exhibit Number	Description of Exhibit
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.

(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

*	Filed herewith.

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

Date: July 12, 2010