Form 10-Q/A
period 2010-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2010-09-09
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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
Yes [   ]     No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 434,784,657 common shares issued and outstanding as of August 17, 2010.

This Form 10-Q/A is being filed in order to correct for 76,400,000 common shares that were reported as issued on April 23, 2010 to certain of our directors, officers and employees for compensation and have been cancelled, returned to treasury and were voided ab initio.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2010
	Restated*	January 31,
	(Unaudited)	2010
Current:
Cash and cash equivalents	$22,130	$20,522
Prepaid expenses and supplies	8,331	136,715
Total current assets	30,461	157,237

Property and equipment, net	138,532	409,631
Certificates of deposit	3,000	3,000
Deferred financing charges, net	9,081	19,690

Total assets	$181,074	$589,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$6,845	$95,881
Convertible promissory notes, net of discounts	2,967,302	3,004,772
Accounts payable and accrued liabilities	100,074	266,478
Accrued wages to related party	108,500	99,500
Accrued interest	376,030	316,233
Total current liabilities	3,558,751	3,782,864

Long-term debt, net of current portion	7,057	22,750
Warrant liability	30,422	30,422

Total liabilities	3,596,230	3,836,036

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 357,027,556 and 247,656,979 shares issued and outstanding	3,570	2,476
Additional paid-in capital	24,806,504	24,655,429
Deficit accumulated during the exploration stage	(28,225,230)	(27,904,383)
Total stockholders’ equity (deficit)	(3,415,156)	(3,246,478)

Total liabilities and stockholders’ equity (deficit)	$181,074	$589,558

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

*Restated see Note 13

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

						Cumulative from
		Restated*				date of inception
		For the three		For the three		(August 20, 2001)
		months ended		months ended		to
		April 30, 2010		April 30, 2009		April 30, 2010
Revenues		$-		$-		$-

Expenses:
Geological and geophysical costs		5,693		392		11,631,141
Salaries and benefits		27,029		50,114		2,194,504
Accounting and auditing		37,268		36,951		986,818
Public relations		2,006		-		690,167
Depreciation		15,689		59,470		769,782
Legal		21,291		3,878		658,387
Professional services		-		-		143,992
General and administrative		18,692		48,387		1,624,596
Travel		4,037		-		142,246
Impairment loss		-		-		16,092,870
Net operating expenses		131,705		199,192		34,934,503

Loss from operations		(131,705)		(199,192)		(34,934,503)

Other income (expense):
Interest income		30		15		197,009
Interest expense		(186,130)		(543,268)		(5,072,197)
Debt conversion expense		-		-		(103,437)
Loss on sale of assets		(3,042)		(5,723)		(53,290)
Gain on change in fair value of warrant liability		-		-		7,927
Other income		-		-		225,390
Income from Elle Venture		-		-		300,000
Foreign exchange gain		-		-		505
Gain on settlement of debt to related party		-		-		7,366
Total other income (expense)		(189,142)		(548,976)		(4,490,727)

Loss before income taxes		(320,847)		(748,168)		(39,425,230)

Income tax expense		-		-		-

Net loss	$	(320,847)	$	(748,168)	$	(39,425,230)

Basic and diluted net loss per share of common stock	$	(0.00)	$	(0.02)	$	(1.48)

Basic and diluted weighted average number of shares of common stock outstanding		308,438,481		48,486,683		26,725,385

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

*Restated see Note 13

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Restated* (Unaudited)

					Deficit		Total
			Additional		accumulated during		stockholders’
	Common stock		paid-in		the exploration		equity
	Shares	Amount	capital		stage		(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-		$-
Common stock issued for cash	5,000,000	50	99,950		-		100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-		(132,602)		(132,602)
Balance, January 31, 2004	5,000,000	50	99,950		(132,602)		(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956		-		15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993		-		3,000,000
Options issued for services	-	-	94,350		-		94,350
Return of shares	(1,750,000)	(18)	(11,199,982)		11,200,000		-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)		(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267		(7,324,626)		594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722		-		5,052,732
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)		(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989		(11,952,591)		1,019,491
Issuance of common stock private placement	990,596	10	2,545,985		-		2,545,995
Issuance of common stock for services	37,500	-	93,000		-		93,000
Expenses of common stock issuance	-	-	(320,000)		-		(320,000)
Options granted to consultants and employees	-	-	832,343		-		832,343
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)		(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317		(15,220,539)		902,881
Issuance of common stock private placement	429,700	4	1,074,413		-		1,074,417
Issuance of common stock for services	28,000	-	54,540		-		54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698		-		259,699
Options granted to employees and consultants	-	-	358,646		-		358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-		1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-		1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)		(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886		(20,918,474)		216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135		-		1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000		-		9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437		-		94,437
Stock based compensation	-	-	576,244		-		576,244
Common stock purchase warrants exercise price reduction	-	-	67,700		-		67,700
Net loss for the year ended January 31, 2009	-	-	-		(4,176,066)		(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402		(25,094,540)		(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661		-		605,653
Discounts on convertible promissory notes for beneficial conversion feature and detachable purchase warrants	-	-	330,366		-		330,366
Net loss for the twelve months ended January 31, 2010	-	-	-		(2,809,843)		(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429		(27,904,383)		(3,246,478)
Issuance of common stock for conversion or payment of promissory note	109,370,577	1,094	151,075		-		152,169
Net loss for the three months ended April 30, 2010 *Restated	-	-	-		(320,847)		(320,847)
Balance, April 30, 2010 *Restated	357,027,556	$3,570	$24,806,504	$	(28,225,230)	$	(3,415,156)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

*Restated see Note 13

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

						Restated*
						Cumulative from
		Restated*				date of inception
		For the three		For the three		(August 20, 2001)
		months ended		months ended		to
		April 30, 2010		April 30, 2009		April 30, 2010
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(320,847)	$	(748,168)	$	(39,425,230)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		15,689		59,470		770,793
Amortization of deferred financing charges		10,609		64,371		533,635
Amortization of discount on convertible promissory notes		98,029		399,435		3,525,839
Mineral claim costs		-		-		343,085
Impairment loss		-		-		16,092,870
Loss on sale of fixed assets		3,042		5,723		53,290
Gain on change in fair value of warrant liability		-		-		(7,927)
Share based compensation		-		-		1,767,233
Share based payments		-		-		554,953
Changes in assets and liabilities:
Prepaid expenses and supplies		128,384		15,247		34,116
Other current assets		-		-		(7,875)
Certificates of deposit		-		-		(11,435)
Other assets		-		-		(25,000)
Accounts payable and accrued expenses		(166,404)		38,403		94,059
Accrued wages related party		9,000		12,500		108,500
Accrued interest		76,467		69,352		484,668
Net cash used in operating activities		(146,031)		(83,667)		(15,114,426)

Cash flows from investing activities:
Proceeds from the sale of fixed assets		252,368		38,985		390,094
Proceeds from redemption of certificate of deposit		-		-		213,232
Purchase of certificate of deposit		-		-		(204,797)
Purchase of equipment		-		-		(1,098,950)
Net cash provided by (used in) investing activities		252,368		38,985		(700,421)

Cash flows from financing activities:
Principal activity on long-term debt		(104,729)		(3,301)		(482,651)
Principal activity on capital lease obligation		-		-		(39,298)
Principal activity on convertible promissory notes		-		-		(286,227)
Net (advances) repayments from related parties		-		1,888		-
Proceeds from the issuance of common stock, net of expenses		-		-		11,140,074
Proceeds from the sale of convertible promissory notes		-		-		5,306,154
Proceeds from long-term debt		-		-		198,925
Net cash provided by (used in) financing activities		(104,729)		(1,413)		15,836,977

Net increase (decrease) in cash and cash equivalents for period		1,608		(46,095)		22,130

Cash and cash equivalents, beginning of period		20,522		63,250		-

Cash and cash equivalents, end of period		$22,130		$17,155		$22,130

Interest paid during the period		$1,025		$10,110		$200,082

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

*Restated see Note 13

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

On April 20, 2010 the Company received a letter from the collateral agent stating that the Company was in default on all of the convertible promissory note s and the note holders were demanding current payment of all amounts of principal and interest on those notes.

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

Accrued $108,500 of unpaid wages to Jim Briscoe, our President and CEO.

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

NOTE 11 – Subsequent events

The Company issued 77,757,101 shares of common stock for conversions of principal and accrued interest on the Convertible Notes. On August 5, 2010 we fully paid out our secured lenders under convertible notes issued on May 11, 2007, August 28, 2008, May 21, 2009 and August 14, 2009 by payment of $3,533,783. All security held by the secured lenders has been surrendered and is in the process of being released. The funds to pay out the Convertible Notes was received from Northern Dynasty Minerals Ltd., as disclosed below.

The Company entered into an amendment to a mining venture agreement with NPX Metals Inc. (“NPX”) on June 22, 2010. The Company conveyed to NPX any and all rights, interest and options to the mineral claims that encompass the Beatty project in Nye County, Nevada in exchange for a one-time payment of $125,000 received on June 23, 2010.

On June 29, 2010, we entered into a letter agreement with Northern Dynasty Minerals Ltd. (“Northern Dynasty”), whereby Northern Dynasty agreed to advance to our company funds in order to discharge all of our secured notes issued on May 11, 2007, August 28, 2008, May 21, 2009 and August 14, 2009. The Company initially borrowed the sum of $4,000,000 on the condition that it sell 60.7 square kilometers (23.4 square miles out of the Company’s original 177 square miles, or 13% of its Big Chunk and Bonanza Hills acreage) in consideration for $1,000,000 of the loan from Northern Dynasty such that the remainder of the loan is the amount of $3,000,000. The purchase of the claims and the loan are interdependent. The claims were transferred to Northern Dynasty on August 27, 2010. The loan is secured by the Company’s Big Chunk and Bonanza Hills properties in Alaska.

As part of the transaction noted above, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in the Company’s Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

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

On August 10, 2010 we granted incentive stock options to certain of our directors, officers and employees to purchase an aggregate of 95,500,000 shares of our common stock at an exercise price of $0.038 per share for a term expiring on August 10, 2015.

On August 26, 2010, Platinum Long Term Growth VI LLC and Alpha Capital Anstalt, two former lenders of the Company (the “Plaintiffs”), filed lawsuit in the United States District Court, Southern District of New York, against Liberty Star and James Briscoe, our president and CEO. The Plaintiffs are seeking to require Liberty Star to honor outstanding warrants held by the Plaintiffs at an exercise price of $0.002 (two tenths of one cent) per share and to issue to the Plaintiffs ten times the number of warrants that Liberty Star has on record, or in the alternative money damages. The claim is based on a provision in the warrant agreements that would permit a “ratchet down” of price and a multiplication of number of warrants in the event of certain share issuances by Liberty Star.

The Plaintiffs are claiming that Platinum is entitled to 201,053,015 warrants and that Alpha is entitled to 240,919,010 warrants all exercisable at $0.002 per share. If the Plaintiffs are successful in their lawsuit, a total of 589,177,000 warrants would be outstanding at an exercise price of $0.002 to all warrant holders who are former lenders to our company. These warrants all contain a cashless exercise feature, permitting issuance of shares without payment of any cash to the company. The Plaintiffs are also claiming money damages for non-compliance with what they claim are the terms of the warrants, costs and attorney fees incurred in the action.

Currently, there are 434,784,657 common shares of Liberty Star outstanding. If the warrant holders are successful in their lawsuit, they and other warrant holders could exercise warrants for over 55% of the company’s equity at a price of $0.002 per share. However, there are contractual limits on the percentage of the company’s outstanding common shares which any warrant holder can hold at the time of exercise (ie not more than 9.99% of the company’s outstanding shares), so individually none of them could control the company through the exercise of warrants.

We are vigorously defending against the lawsuit and have through our attorney made an appearance in court. Our defense is, in part, that no “ratchet down” provision is in effect. If we are successful on that defense alone, that would leave all former lender warrant holders with 58,917,700 warrants exercisable at $0.02 (two cents) per share.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 13 - Restatement

On April 23, 2010 the Company purported to issue 76,400,000 shares of common stock to executives, board members and consultants for services performed. These shares have been cancelled, returned to treasury and were void ab initio.

The effect of this change is a decrease in the net loss for the quarter ended April 30, 2010 in the amount of $77,101. This change had no effect on the net loss per share for the three months ended April 30, 2010. The effect of this change is an increase in the net loss per share of $0.01 for the period from inception to April 30, 2010.

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

Material Changes in Financial Condition from January 31, 2010 to April 30, 2010

We had cash and cash equivalents in the amount of $22,130 as of April 30, 2010 compared to $20,522 as of January 31, 2010. We had negative working capital of $(3,528,290) as of April 30, 2010 compared to $(3,625,627) as of January 31, 2010. We had cash outflows from financing activities of $(104,729) during the three months ended April 30, 2010. During the three months ended April 30, 2010 the Company sold vehicles and equipment to generate cash inflows from investing activities of $252,368. We utilized these funds to pay down our accounts payable and our debt.

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

Material Changes in Results of Operations from April 30, 2010 to April 30, 2009

We had a net loss of $(320,847) for the three months ended April 30, 2010 compared to a net loss of $(748,168) for the three months ended April 30, 2009. The change in net loss was largely due to the reduction in interest expense of approximately $350,000 because the discounts on the May 2007 convertible promissory notes were being amortized last year and no amortization of those discounts was recognized in interest expense this year as they were fully amortized in May 2009.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2010. Our total stockholders’ deficit at April 30, 2010 was $(3,415,156).

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

On August 26, 2010, Platinum Long Term Growth VI LLC and Alpha Capital Anstalt, two former lenders of the Company (the “Plaintiffs”), filed lawsuit in the United States District Court, Southern District of New York, against Liberty Star and James Briscoe, our president and CEO. The Plaintiffs are seeking to require Liberty Star to honor outstanding warrants held by the Plaintiffs at an exercise price of $0.002 (two tenths of one cent) per share and to issue to the Plaintiffs ten times the number of warrants that Liberty Star has on record, or in the alternative money damages. The claim is based on a provision in the warrant agreements that would permit a “ratchet down” of price and a multiplication of number of warrants in the event of certain share issuances by Liberty Star.

The Plaintiffs are claiming that Platinum is entitled to 201,053,015 warrants and that Alpha is entitled to 240,919,010 warrants all exercisable at $0.002 per share. If the Plaintiffs are successful in their lawsuit, a total of 589,177,000 warrants would be outstanding at an exercise price of $0.002 to all warrant holders who are former lenders to our company. These warrants all contain a cashless exercise feature, permitting issuance of shares without payment of any cash to the company. The Plaintiffs are also claiming money damages for non-compliance with what they claim are the terms of the warrants, costs and attorney fees incurred in the action.

Currently, there are 434,784,657 common shares of Liberty Star outstanding. If the warrant holders are successful in their lawsuit, they and other warrant holders could exercise warrants for over 55% of the company’s equity at a price of $0.002 per share. However, there are contractual limits on the percentage of the company’s outstanding common shares which any warrant holder can hold at the time of exercise (ie not more than 9.99% of the company’s outstanding shares), so individually none of them could control the company through the exercise of warrants.

We are vigorously defending against the lawsuit and have through our attorney made an appearance in court. Our defense is, in part, that no “ratchet down” provision is in effect. If we are successful on that defence alone, that would leave all former lender warrant holders with 58,917,700 warrants exercisable at $0.02 (two cents) per share.

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

We had cash in the amount of $22,130 and negative working capital of $(3,528,290) as of April 30, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the May 2007 Convertible Notes, August 2008 Convertible Notes, May 2009 Convertible Notes and August 2009 Convertible Notes, further described in Note 5 to the condensed consolidated financial statements included in Item 1 of Part I of this form, and we can provide no assurance to investors that we will be able to find such financing when required. The Convertible Promissory Notes contain restrictions on raising new capital from the sale of registered stock to other investors. We are also limited to raising up to $7,000,000 in private placement funds during the term of the Convertible Notes, during the Exclusion Period as defined in the notes, and during the pendency of any Event of Default as defined in the notes. The August 2008 Convertible Notes, May 2009 Convertible Notes, and August 2009 Convertible Notes contain restrictions that require that the August 2008, May 2007, May 2009, and August 2009 convertible notes be repaid in full from the first $3,000,000 of financings we complete. These restrictions may make it difficult for us to raise the cash required to proceed with our planned exploration activities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. In addition to the restrictions placed on us by our various financing agreements, obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2010 is $(39,425,230). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 76,400,000 shares of unregistered shares of common stock to our executives, directors and consultants on April 23, 2010 as compensation for services performed. These shares have been cancelled, returned to treasury and were void ab initio.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)

Exhibit Number	Description of Exhibit
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.

(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

*	Filed herewith.

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

Date: September 9, 2010