Form 10-Q
period 2010-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2010-09-20
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
436,983,515 common shares issued and outstanding as of September 13, 2010.

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

PART I - FINANCIAL INFORMATION

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2010
	(Unaudited)	January 31, 2010
Current:
Cash and cash equivalents	$378,939	$20,522
Prepaid expenses and supplies	8,624	136,715
Total current assets	387,563	157,237

Property and equipment, net	123,244	409,631
Certificates of deposit	3,000	3,000
Deferred financing charges, net	-	19,690

Total assets	$513,807	$589,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$6,845	$95,881
Convertible promissory notes, net of discounts	4,000,000	3,004,772
Accounts payable and accrued liabilities	66,389	266,478
Accrued wages to related party	82,500	99,500
Accrued interest	-	316,233
Total current liabilities	4,155,734	3,782,864

Long-term debt, net of current portion	5,420	22,750
Warrant liability	343,977	30,422

Total liabilities	4,505,131	3,836,036

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 434,784,657 and 247,656,979 shares issued and outstanding	4,348	2,476
Additional paid-in capital	24,928,534	24,655,429
Deficit accumulated during the exploration stage	(28,924,206)	(27,904,383)
Total stockholders’ equity (deficit)	(3,991,324)	(3,246,478)

Total liabilities and stockholders’ equity (deficit)	$513,807	$589,558

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

										Cumulative from
										date of inception
		For the three		For the three		For the six		For the six		(August 20, 2001)
		months ended		months ended		months ended		months ended		to
		July 31, 2010		July 31, 2009		July 31, 2010		July 31, 2009		July 31, 2010
Revenues		$-		$-		$-		$-		$-

Expenses:
Geological and geophysical costs		72,099		-		77,792		392		11,703,240
Salaries and benefits		36,431		44,577		63,460		94,691		2,230,935
Accounting and auditing		17,883		31,587		55,151		68,538		1,004,701
Public relations		1,890		10,633		3,896		10,633		692,057
Depreciation		15,288		57,262		30,977		116,732		785,070
Legal		21,893		14,721		43,184		18,599		680,280
Professional services		-		-		-		-		143,992
General and administrative		21,586		41,312		40,278		89,699		1,646,182
Travel		800		-		4,837		-		143,046
Impairment loss		-		-		-		-		16,092,870
Net operating expenses		187,870		200,092		319,575		399,284		35,122,373

Loss from operations		(187,870)		(200,092)		(319,575)		(399,284)		(35,122,373)

Other income (expense):
Interest income		83		15		113		30		197,092
Interest expense		(322,634)		(182,631)		(508,764)		(725,899)		(5,394,831)
Debt conversion expense		-		-		-		-		(103,437)
Loss on sale of assets		-		-		(3,042)		(5,723)		(53,290)
Loss on change in fair value of warrant liability		(313,555)		-		(313,555)		-		(305,628)
Other income		125,000		-		125,000		-		350,390
Income from Elle Venture		-		-		-		-		300,000
Foreign exchange gain		-		-		-		-		505
Gain on settlement of debt to related party		-		-		-		-		7,366
Total other income (expense)		(511,106)		(182,616)		(700,248)		(731,592)		(5,001,833)

Loss before income taxes		(698,976)		(382,708)		(1,019,823)		(1,130,876)		(40,124,206)

Income tax expense		-		-		-		-		-

Net loss	$	(698,976)	$	(382,708)	$	(1,019,823)	$	(1,130,876)	$	(40,124,206)

Basic and diluted net loss per share of common stock	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.01)	$	(1.06)

Basic and diluted weighted average number of shares of common stock outstanding		425,945,113		201,748,525		367,837,438		197,890,483		37,967,569

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit		Total
					accumulated during		stockholders’
	Common stock		Additional paid-in		the exploration		equity
	Shares	Amount	capital		stage		(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-		$-
Common stock issued for cash	5,000,000	50	99,950		-		100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-		(132,602)		(132,602)
Balance, January 31, 2004	5,000,000	50	99,950		(132,602)		(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956		-		15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993		-		3,000,000
Options issued for services	-	-	94,350		-		94,350
Return of shares	(1,750,000)	(18)	(11,199,982)		11,200,000		-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)		(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267		(7,324,626)		594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722		-		5,052,732
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)		(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989		(11,952,591)		1,019,491
Issuance of common stock private placement	990,596	10	2,545,985		-		2,545,995
Issuance of common stock for services	37,500	-	93,000		-		93,000
Expenses of common stock issuance	-	-	(320,000)		-		(320,000)
Options granted to consultants and employees	-	-	832,343		-		832,343
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)		(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317		(15,220,539)		902,881
Issuance of common stock private placement	429,700	4	1,074,413		-		1,074,417
Issuance of common stock for services	28,000	-	54,540		-		54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698		-		259,699
Options granted to employees and consultants	-	-	358,646		-		358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-		1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-		1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)		(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886		(20,918,474)		216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135		-		1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000		-		9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437		-		94,437
Stock based compensation	-	-	576,244		-		576,244
Common stock purchase warrants exercise price reduction	-	-	67,700		-		67,700
Net loss for the year ended January 31, 2009	-	-	-		(4,176,066)		(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402		(25,094,540)		(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661		-		605,653
Discounts on convertible promissory notes for beneficial conversion feature and detachable purchase warrants	-	-	330,366		-		330,366
Net loss for the year ended January 31, 2010	-	-	-		(2,809,843)		(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429		(27,904,383)		(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105		-		274,977
Net loss for the six months ended July 31, 2010	-	-	-		(1,019,823)		(1,019,823)
Balance, July 31, 2010	434,784,657	$4,348	$24,928,534	$	(28,924,206)	$	(3,991,324)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

						Cumulative from
						date of inception
		For the six months		For the six months		(August 20, 2001)
		ended		ended		to
		July 31, 2010		July 31, 2009		July 31, 2010
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(1,019,823)	$	(1,130,876)	$	(40,124,206)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		30,977		116,732		786,081
Amortization of deferred financing charges		19,690		86,349		542,716
Amortization of discount on convertible promissory notes		205,185		477,292		3,632,995
Mineral claim costs		-		-		343,085
Impairment loss		-		-		16,092,870
Loss on sale of fixed assets		3,042		5,723		53,290
Gain on change in fair value of warrant liability		313,555		-		305,628
Share based compensation		-		-		1,767,233
Share based payments		282,570		-		837,523
Changes in assets and liabilities:
Prepaid expenses and supplies		128,091		15,387		33,823
Other current assets		-		-		(7,875)
Certificates of deposit		-		-		(11,435)
Other assets		-		-		(25,000)
Accounts payable and accrued expenses		(200,089)		51,166		60,374
Accrued wages related party		(17,000)		18,000		82,500
Accrued interest		-		148,856		408,201
Net cash used in operating activities		(253,802)		(211,371)		(15,222,197)

Cash flows from investing activities:
Proceeds from the sale of fixed assets		252,368		38,985		390,094
Proceeds from redemption of certificate of deposit		-		-		213,232
Purchase of certificate of deposit		-		-		(204,797)
Purchase of equipment		-		-		(1,098,950)
Net cash provided by (used in) investing activities		252,368		38,985		(700,421)

Cash flows from financing activities:
Principal activity on long-term debt		(106,366)		(3,813)		(484,288)
Principal activity on capital lease obligation		-		-		(39,298)
Principal activity on convertible promissory notes		-		-		(286,227)
Net (advances) repayments from related parties		-		1,672		-
Proceeds from the issuance of common stock, net of expenses		-		-		11,140,074
Proceeds from the sale of convertible promissory notes		466,217		157,468		5,772,371
Proceeds from long-term debt		-		-		198,925
Net cash provided by financing activities		359,851		155,327		16,301,557

Net increase (decrease) in cash and cash equivalents for period		358,417		(17,059)		378,939

Cash and cash equivalents, beginning of period		20,522		63,250		-

Cash and cash equivalents, end of period		$378,939		$46,191		$378,939

Interest paid during the period		$1,321		$17,401		$200,377

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

These condensed consolidated financial statements include the results of operations and cash flows of Liberty Star Uranium & Metals Corp. and its wholly owned subsidiaries, Big Chunk and Redwall, from the dates of acquisition. All significant intercompany accounts and transactions were eliminated upon consolidation.

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The operations of the Company have primarily been funded by the issuance of common stock and debt. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, or may not be available on reasonable terms.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2010 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2010 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At July 31, 2010 and January 31, 2010, there were 61,774,498 and 62,260,338, respectively, potentially dilutive instruments outstanding. Additionally, at July 31, 2010 and January 31, 2010 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 184,672,206 and 2,021,513,000 shares, respectively. At July 31, 2010 and January 31, 2010 there are 1,250,000,000 shares authorized. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 31, 2010, that are of significance, or potential significance, to us.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”) on improving disclosure of fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2009 except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity of Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010. This guidance did not have a material impact on the Company’s financial position and results of operations.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	July 31, 2010	January 31, 2010
Geology equipment	$305,390	$315,805
Drilling equipment	-	459,297
Vehicles and transportation equipment	33,562	122,655
Office furniture and equipment	68,425	68,425
	407,377	966,182
Less accumulated depreciation and amortization	(284,133)	(556,551)

	$123,244	$409,631

NOTE 5 – Convertible promissory notes

The Company issues convertible promissory notes in private placements of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes were issued in May 2007, August 2008, May 2009 and August 2009. These convertible notes were paid in full on July 15, 2010.

On July 15, 2010 the Company issued a secured convertible promissory note to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly. The Company shall transfer 95 of its Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the secured convertible promissory note. If the Company transfers the mineral claims then no interest shall accrue on the $1,000,000 of the original advanced amount.

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

If settlement of all of the Convertible Notes occurred on July 31, 2010 the Company would have been obligated to pay $4,000,000. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2010 would have been $0.02166 per share for a total of 184,672,206 shares required to convert the notes.

The Company has classified the entire amount as a current liability as the joint venture agreement has not been finalized at July 31, 2010 and the note could be called by Northern Dynasty if the parties are unable to agree on the form of joint venture agreement 60 days after the closing of the loan.

NOTE 6 – Common stock

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

As of July 31, 2010, there were 60,694,623 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 4.9 years and a weighted average exercise price of $0.03 per whole warrant for one common share. Whole share purchase warrants outstanding at July 31, 2010 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2009	2,262,763	$1.59
Issued	58,917,700	0.02

Outstanding, January 31, 2010	61,180,463	$0.08
Expired	(485,840)	6.00

Outstanding, July 31, 2010	60,694,623	$0.03
Exercisable, July 31, 2010	60,694,623	$0.03

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Related party transactions

The Company entered into the following transactions with related parties during the period ended July 31, 2010:

Paid or accrued $2,756 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month.

The Company sold a trailer to Jim Briscoe, our President and CEO, for $3,000.

Accrued $82,500 of unpaid wages to Jim Briscoe, our President and CEO.

The Company entered into the following transactions with related parties during the year ended January 31, 2010:

Paid or accrued $5,512 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month.

Accrued $99,500 of unpaid wages to Jim Briscoe our President and CEO.

NOTE 8 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims will be approximately $298,600. The Company has been informed by Northern Dynasty Minerals Inc. that sufficient funds have been expended by them to maintain the claims until August 31, 2011.

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

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental was $125 per claim and increased to $140 per claim beginning September 1, 2009. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. Rentals due for the period from September 1, 2009 to September 1, 2010 of $250,460 have been paid. The estimated rentals due by September 1, 2010 for the period from September 1, 2010 through September 1, 2011 are $250,460 of which $60,340 was paid during the six months ended July 31, 2010.

In November 2006, the Company began renting its previous office space. The lease requires monthly payments of $3,825. In September 2008 the Company exercised its option to renew the lease for an additional two years. During the years ended January 31, 2010 and 2009 the Company recognized rent expense of $29,424 and $45,468, respectively, related to this lease. In January 2009 the Company vacated the premises. The landlord has not released the Company from its obligations related to the two year renewal and the Company is responsible for any shortage in rent received from a new tenant and the $3,825 that the Company would have paid per month during the renewal period. At July 31, 2010 the landlord has asserted a claim against the Company for damages of $48,909 related to this lease and a judgment has been issued against the Company for the full amount of damages asserted by the landlord. The Company has included $48,909 in accounts payable at July 31, 2010 related to the lawsuit.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 9 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the six month period ended July 31, 2010 were as follows:

Issued 187,127,678 shares of common stock as repayment of $227,455 principal portion and $47,522 interest portion of the monthly payments on the convertible notes.

Issued $4,000,000 secured convertible promissory note to Northern Dynasty in exchange for $466,217 cash received and payoff of principal and interest on the May 2007, August 2008, May 2009 and August 2009 secured convertible promissory notes totaling $3,533,783.

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

The Company estimates the fair value of level 3 inputs using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of warrant liability at July 31, 2010:

		Expected dividend		Risk-free interest
Description	Expected volatility	yield	Expected term	rate
Warrant liability	90%	0%	0.5 year	0.29%

Fair value measurements at reporting date using:
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
		liabilities	inputs	inputs
Description	July 31, 2010	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$343,977	-	-	$343,977

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Beginning balance, January 31, 2010	$30,422
Total (gains) or losses	313,555
Purchases, issuances and settlements	-
Transfers in or out of Level 3	-
Ending balance, July 31, 2010	$343,977

NOTE 11 – Subsequent events

On August 10, 2010 we granted incentive stock options to certain of our directors, officers and employees to purchase an aggregate of 95,500,000 shares of our common stock at an exercise price of $0.038 per share for a term expiring on August 10, 2015.

On August 17, 2010 we transferred ownership of 95 of our Alaska mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the secured convertible promissory note entered into on July 15, 2010 so the amount of the convertible note issued to Northern Dynasty has been reduced to $3,000,000.

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

The Plaintiffs were claiming that Platinum is entitled to 201,053,015 warrants and that Alpha is entitled to 240,919,010 warrants all exercisable at $0.002 per share. If the Plaintiffs are successful in their lawsuit, a total of 589,177,000 warrants would be outstanding at an exercise price of $0.002 to all warrant holders who are former lenders to our company. These warrants all contain a cashless exercise feature, permitting issuance of shares without payment of any cash to the company. The Plaintiffs were also claiming money damages for non-compliance with what they claim are the terms of the warrants, costs and attorney fees incurred in the action.

Currently, there are 434,784,657 common shares of Liberty Star outstanding. If the warrant holders are successful in their lawsuit, they and other warrant holders could exercise warrants for over 55% of the company’s equity at a price of $0.002 per share. However, there are contractual limits on the percentage of the company’s outstanding common shares which any warrant holder can hold at the time of exercise (i.e. not more than 9.99% of the company’s outstanding shares), so individually none of them could control the company through the exercise of warrants.

On September 15, 2010 we entered into a settlement agreement with Platinum and Alpha whereby we agreed to amend the warrants issued to Platinum and Alpha on August 14, 2009 as follows: Platinum’s warrant will be increased to 70,368,557 common stock purchase warrants exercisable at $0.002 per common share until August 14, 2015. Alpha’s warrant will be increased to 84,321,650 common stock purchase warrants exercisable at $0.002 per common share until August 14, 2015. These warrants may still be exercised using a cashless exercise feature, however, the holders of the warrants are not permitted to own or have beneficial ownership in excess of 4.99% of our outstanding common stock.

In addition to the amended of the August 14, 2009 warrants, we agreed to issue to Platinum and Alpha common stock purchase warrants of 10,052,651 and 12,045,950, respectively, exercisable at $0.10 per common share expiring three years from the date of issuance with no cashless exercise provision.

We also agreed that the warrants issued to Platinum and Alpha in May 2007 will be modified so as not to permit the holders to own or have beneficial ownership in excess of 4.99% of our outstanding common stock.

On September 13, 2010 we issued 2,198,858 shares of common stock using the cashless exercise provisions in a common stock purchase warrant issued in August 2009. The warrant was exercisable for 2,610,600 common shares at $0.02 per common share. We received no proceeds from the exercise of this warrant.

Annual rental fees for a total of 1,344 federal lode mining claims for the North Pipes project in the State of Arizona that were due on September 1, 2010 were not paid and the mineral claims have reverted back to the federal government. The Company paid annual rentals of $60,340 to maintain 431 federal lode mining claims for the North Pipes project.

NOTE 12 – Going concern

The Company is in the exploration stage, has incurred losses from operations, and requires additional funds for further exploratory activity and to maintain its claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2010.

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

Letter Agreement and Secured Convertible Note with Northern Dynasty Minerals Ltd.

On June 29, 2010, we entered into a letter agreement with Northern Dynasty Minerals Ltd. (“Northern Dynasty”), whereby Northern Dynasty agreed to advance to our company funds in order to discharge all of our secured notes issued on May 11, 2007, August 28, 2008, May 21, 2009 and August 14, 2009. On July 15, 2010 we issued a secured convertible promissory note to Northern Dynasty. The original advanced amount is $4,000,000 and bears interest at a rate of 10% compounded monthly. We transferred 95 of our Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the secured convertible promissory note. No interest shall accrue on the $1,000,000 of the original advanced amount. The purchase of the claims and the loan are interdependent. The loan is secured by the Company’s Big Chunk and Bonanza Hills properties in Alaska.

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

The Loan may be called by Northern Dynasty and will be due in 45 days in the event that we do not reach agreement on the terms of the proposed joint venture within 60 days of June 29, 2010. We have not as yet agreed to the terms of a joint venture and therefore the Loan may become due and payable within 45 days upon notice from Northern Dynasty. The terms of a potential joint venture are still being negotiated.

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

Material Changes in Financial Condition from January 31, 2010 to July 31, 2010

We had cash and cash equivalents in the amount of $378,939 as of July 31, 2010 compared to $20,522 as of January 31, 2010. We had negative working capital of $(3,768,171) as of July 31, 2010 compared to $(3,625,627) as of January 31, 2010. We had cash inflows from financing activities of $359,851 during the six months ended July 31, 2010. During the six months ended July 31, 2010 the Company sold vehicles and equipment to generate cash inflows from investing activities of $252,368. We utilized these funds to pay down our accounts payable and our debt.

We received $466,217 of proceeds during the six months ended July 31, 2010 from the sale of a secured convertible promissory note and mineral claims to Northern Dynasty. The remaining proceeds of $3,533,783 were used to pay off the May 2007, August 2008, May 2009 and August 2009 secured convertible notes that were in default.

Material Changes in Results of Operations from July 31, 2010 to July 31, 2009

We had a net loss of $(698,976) for the three months ended July 31, 2010 compared to a net loss of $(382,708) for the three months ended July 31, 2009. Our operating expenses were comparable during the two periods. Our other expenses had large fluctuations in interest expense and other income. The interest expense during the period ended July 31, 2010 was approximately $140,000 higher than the prior year due an increase in the principal balance of the convertible notes from the sale of additional notes in August 2009 and the increase in interest rate to the default interest rate. Other income increased by $125,000 during the three months ended July 31, 2010 for a non-recurring sale of our option to explore certain mineral claims. We also recognized a loss of $313,555 on the change in fair value of common stock purchase warrants outstanding.

We had a net loss of $(1,019,823) for the six months ended July 31, 2010 compared to a net loss of $(1,130,876) for the six months ended July 31, 2009. Depreciation expense decreased in the current year by approximately $85,000 resulting from the sale of all drilling equipment in February 2010. Salaries and benefits decreased approximately $30,000 resulting from the termination of one office position that has not been re-hired. General and administrative expenses decreased approximately $50,000 due to the reduction in staff size, office size and insurance expense. Interest expense decreased approximately $217,000 due to the amortization of the discounts on the May 2007 convertible promissory notes that was fully recognized in May 2009 and did not recur after that time. We also recognized a loss of $313,555 on the change in fair value of common stock purchase warrants outstanding.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2010. Our total stockholders’ deficit at July 31, 2010 was $(3,991,324).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2010, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 26, 2010, Platinum Long Term Growth VI LLC (“Platinum”) and Alpha Capital Anstalt (“Alpha”), two former lenders of the Company (the “Plaintiffs”), filed lawsuit in the United States District Court, Southern District of New York, against Liberty Star and James Briscoe, our president and CEO. The Plaintiffs are seeking to require Liberty Star to honor outstanding warrants held by the Plaintiffs at an exercise price of $0.002 (two tenths of one cent) per share and to issue to the Plaintiffs ten times the number of warrants that Liberty Star has on record, or in the alternative money damages. The claim is based on a provision in the warrant agreements that would permit a “ratchet down” of price and a multiplication of number of warrants in the event of certain share issuances by Liberty Star.

The Plaintiffs were claiming that Platinum is entitled to 201,053,015 warrants and that Alpha is entitled to 240,919,010 warrants all exercisable at $0.002 per share. If the Plaintiffs are successful in their lawsuit, a total of 589,177,000 warrants would be outstanding at an exercise price of $0.002 to all warrant holders who are former lenders to our company. These warrants all contain a cashless exercise feature, permitting issuance of shares without payment of any cash to the company. The Plaintiffs were also claiming money damages for non-compliance with what they claim are the terms of the warrants, costs and attorney fees incurred in the action.

On September 15, 2010 we entered into a settlement agreement with Platinum and Alpha whereby we agreed to amend the warrants issued to Platinum and Alpha on August 14, 2009 as follows: Platinum’s warrant will be increased to 70,368,557 common stock purchase warrants exercisable at $0.002 per common share until August 14, 2015. Alpha’s warrant will be increased to 84,321,650 common stock purchase warrants exercisable at $0.002 per common share until August 14, 2015. These warrants may still be exercised using a cashless exercise feature, however, the holders of the warrants are not permitted to own or have beneficial ownership in excess of 4.99% of our outstanding common stock.

In addition to the amended of the August 14, 2009 warrants, we agreed to issue to Platinum and Alpha common stock purchase warrants of 10,052,651 and 12,045,950, respectively, exercisable at $0.10 per common share expiring three years from the date of issuance with no cashless exercise provision.

We also agreed that the warrants issued to Platinum and Alpha in May 2007 will be modified so as not to permit the holders to own or have beneficial ownership in excess of 4.99% of our outstanding common stock.

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

We had cash in the amount of $378,939 and negative working capital of $(3,768,171) as of July 31, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims  under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Northern Dynasty Secured Convertible Note. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2010 is $(40,124,206). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued convertible promissory notes in private placements of its securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes were issued in May 2007, August 2008, May 2009 and August 2009. In July 2010 the notes were paid in full. We issued 187,127,678 shares of common stock as repayment of $227,455 principal portion and $47,522 interest portion of the monthly payments on theses convertible notes during the six months ended July 31, 2010.

On July 15, 2010 the Company issued a secured convertible promissory note to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly. The Company transfered 95 of its Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the secured convertible promissory note.

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

On September 13, 2010 we issued 2,198,858 shares of common stock using the cashless exercise provisions in a common stock purchase warrant issued in August 2009. The warrant was exercisable for 2,610,600 common shares at $0.02 per common share. We received no proceeds from the exercise of this warrant.

Item 3. Defaults Upon Senior Securities.

On April 20, 2010 the Company received a letter from the collateral agent stating that the Company was in default on all of the convertible promissory notes and the note holders were demanding current payment of all amounts of principal and interest on those notes. Total principal and accrued interest due at April 30, 2010 was $3,450,489. On July 15, 2010 we paid the notes in full.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)

Exhibit
Number	Description of Exhibit
10.30	Subsidiaries: Big Chunk Corp.
10.31	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

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
(9) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 29, 2010.

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

Date: September 17, 2010