Form 10-Q
period 2010-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2010-12-20
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 571,174,487 as of December 13, 2010.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2010
	(Unaudited)	January 31, 2010
Current:
Cash and cash equivalents	$1,113,027	$20,522
Prepaid expenses and supplies	18,742	136,715
Total current assets	1,131,769	157,237

Property and equipment, net	109,758	409,631
Certificates of deposit	3,000	3,000
Deferred financing charges, net	-	19,690

Total assets	$1,244,527	$589,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$-	$95,881
Convertible promissory notes, net of discounts	3,000,000	3,004,772
Accounts payable and accrued liabilities	74,136	266,478
Accrued wages to related party	94,059	99,500
Accrued interest	88,767	316,233
Total current liabilities	3,256,962	3,782,864

Long-term debt, net of current portion	-	22,750
Warrant liability	-	30,422

Total liabilities	3,256,962	3,836,036

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 539,951,309 and 247,656,979 shares issued and outstanding	5,399	2,476
Additional paid-in capital	45,430,043	24,655,429
Deficit accumulated during the exploration stage	(47,447,877)	(27,904,383)
Total stockholders’ equity (deficit)	(2,012,435)	(3,246,478)

Total liabilities and stockholders’ equity (deficit)	$1,244,527	$589,558

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

										Cumulative from
		For the three		For the three		For the nine		For the nine		date of inception
		months ended		months ended		months ended		months ended		(August 20, 2001)
		October 31,		October 31,		October 31,		October 31,		to
		2010		2009		2010		2009		October 31, 2010
Revenues		$-		$-		$-		$-		$-

Expenses:
Geological and geophysical costs		1,406,081		573,136		1,483,873		573,528		13,109,321
Salaries and benefits		1,170,642		30,131		1,234,102		124,822		3,401,577
Accounting and auditing		15,381		25,595		70,532		94,133		1,020,082
Public relations		13,268,506		2,340		13,272,402		12,973		13,960,563
Depreciation		14,633		57,138		45,610		173,870		799,703
Legal		117,218		15,168		160,402		33,767		797,498
Professional services		-		-		-		-		143,992
General and administrative		32,481		46,862		72,759		136,561		1,678,663
Travel		22,957		-		27,794		-		166,003
Impairment loss		-		-		-		-		16,092,870
Net operating expenses		16,047,899		750,370		16,367,474		1,149,654		51,170,272

Loss from operations		(16,047,899)		(750,370)		(16,367,474)		(1,149,654)		(51,170,272)

Other income (expense):
Interest income		88		10		201		40		197,180
Interest expense		(89,026)		(213,490)		(597,790)		(939,389)		(5,483,857)
Debt conversion expense		-		-		-		-		(103,437)
Loss on sale of assets		-		(315)		(3,042)		(6,038)		(53,290)
Loss on change in fair value of warrant liability		(3,386,834)		-		(3,700,389)		-		(3,692,462)
Other income		1,000,000		-		1,125,000		-		1,350,390
Income from Elle Venture		-		-		-		-		300,000
Foreign exchange gain		-		-		-		-		505
Gain on settlement of debt to related party		-		-		-		-		7,366
Total other income (expense)		(2,475,772)		(213,795)		(3,176,020)		(945,387)		(7,477,605)

Loss before income taxes		(18,523,671)		(964,165)		(19,543,494)		(2,095,041)		(58,647,877)

Income tax expense		-		-		-		-		-

Net loss	$	(18,523,671)	$	(964,165)	$	(19,543,494)	$	(2,095,041)	$	(58,647,877)

Basic and diluted net loss per share of common stock	$	(0.04)	$	(0.01)		$(0.05)	$	(0.04)	$	(1.18)

Basic and diluted weighted average number of shares of common stock outstanding		461,500,867		74,984,317		399,286,472		58,038,596		49,567,767

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit	Total
					accumulated during	stockholders’
	Common stock		Additional paid-in		the exploration	equity
	Shares	Amount	capital		stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-		$-	$-
Common stock issued for cash	5,000,000	50	99,950		-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-		(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950		(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956		-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993		-	3,000,000
Options issued for services	-	-	94,350		-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)		11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-		(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267		(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722		-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-		(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989		(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985		-	2,545,995
Issuance of common stock for services	37,500	-	93,000		-	93,000
Expenses of common stock issuance	-	-	(320,000)		-	(320,000)
Options granted to consultants and employees	-	-	832,343		-	832,343
Net loss for the year ended January 31 2007	-	-	-		(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317		(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413		-	1,074,417
Issuance of common stock for services	28,000	-	54,540		-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698		-	259,699
Options granted to employees and consultants	-	-	358,646		-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538		-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734		-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-		(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886		(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135		-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000		-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437		-	94,437
Stock based compensation	-	-	576,244		-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700		-	67,700
Net loss for the year ended January 31, 2009	-	-	-		(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402		(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661		-	605,653
Discounts on convertible promissory notes for beneficial conversion feature and detachable purchase warrants	-	-	330,366		-	330,366
Net loss for the year ended January 31, 2010	-	-	-		(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429		(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105		-	274,977
Issuance of common stock and warrants private placement,net	25,000,000	250	999,730		-	999,980
Exercise of common stock purchase warrants	80,166,652	801	1,881,145		-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884		-	15,089,884
Stock based compensation	-	-	2,530,750		-	2,530,750
Net loss for the nine months ended October 31, 2010	-	-	-		(19,543,494)	(19,543,494)
Balance, October 31, 2010	539,951,309	$5,399	$45,430,043	$	(47,447,877)	$(2,012,435)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Cumulative from
				date of inception
	For the nine		For the nine	(August 20, 2001)
	months ended		months ended	to
	October 31, 2010		October 31, 2009	October 31, 2010
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(19,543,494)	$	(2,095,041)	$(58,647,877)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	45,610		173,870	800,714
Amortization of deferred financing charges	19,690		99,414	542,716
Amortization of discount on convertible promissory notes	205,185		588,222	3,632,995
Mineral claim costs	-		-	343,085
Impairment loss	-		-	16,092,870
Loss on sale of fixed assets	3,042		6,038	53,290
Loss on change in fair value of warrant liability	3,700,389		-	3,692,462
Share based compensation	2,530,750		-	4,297,983
Share and warrant based payments	13,523,589		-	14,078,542
Non-cash other income from sale of mineral claims	(1,000,000)		-	(1,000,000)
Changes in assets and liabilities:
Prepaid expenses and supplies	117,973		13,429	23,705
Other current assets	-		-	(7,875)
Certificates of deposit	-		-	(11,435)
Other assets	-		-	(25,000)
Accounts payable and accrued expenses	(192,342)		205,860	68,121
Accrued wages related party	(5,441)		34,000	94,059
Accrued interest	88,767		240,346	496,968
Net cash used in operating activities	(506,282)		(733,862)	(15,474,677)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	252,368		63,640	390,094
Proceeds from redemption of certificate of deposit	-		-	213,232
Purchase of certificate of deposit	-		-	(204,797)
Purchase of equipment	(1,147)		-	(1,100,097)
Net cash provided by (used in) investing activities	251,221		63,640	(701,568)

Cash flows from financing activities:
Principal activity on long-term debt	(118,631)		(43,114)	(496,553)
Principal activity on capital lease obligation	-		-	(39,298)
Principal activity on convertible promissory notes	-		-	(286,227)
Net (advances) repayments from related parties	-		1,888	-
Proceeds from the issuance of common stock, net of expenses	999,980		-	12,140,054
Proceeds from the sale of convertible promissory notes	466,217		717,407	5,772,371
Proceeds from long-term debt	-		-	198,925
Net cash provided by financing activities	1,347,566		676,181	17,289,272

Net increase in cash and cash equivalents for period	1,092,505		5,959	1,113,027

Cash and cash equivalents, beginning of period	20,522		63,250	-

Cash and cash equivalents, end of period	$1,113,027		$69,209	$1,113,027

Interest paid during the period	$1,579		$11,408	$200,635

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company” or “We” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on our mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. to reflect our current concentrated efforts on uranium exploration. We are considered to be an exploration stage company, as we have not generated any revenues from operations.

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

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our operations have primarily been funded by the issuance of common stock and debt. Continued operations are dependent on our ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, or may not be available on reasonable terms.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2010 as filed with the SEC under the Securities and Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2010 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - Summary of significant accounting policies

The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP") in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

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

Principles of consolidation

The condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries, Big Chunk and Redwall, from their dates of acquisition, February 5, 2004 and August 31, 2007, respectively. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Mineral claim costs

Mineral claim costs of carrying, retaining and developing properties are charged to expense in the period incurred in our geological and geophysical costs.

Property and equipment

Property and equipment is stated at cost. We capitalize all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Property and equipment is reviewed periodically for impairment. The estimated useful lives range from 2 to 7 years.

Convertible promissory notes

We report convertible promissory notes as liabilities at their carrying value less unamortized discounts, which approximates fair value. We bifurcate conversion options and detachable common stock purchase warrants and report them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. When convertible promissory notes are converted into shares of our common stock in accordance with the debt’s terms, no gain or loss is recognized. We account for inducements to convert as an expense in the period incurred, included in debt conversion expense.

Common stock purchase warrants

We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value. For common stock purchase warrants reported as a derivative liability we utilize the Black-Scholes valuation method in order to determine fair market value.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2010 and January 31, 2010, there were 256,292,038 and 62,260,338, respectively, potentially dilutive instruments outstanding. Additionally, at October 31, 2010 and January 31, 2010 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 60,753,341 and 2,021,513,000 shares, respectively. At October 31, 2010 and January 31, 2010 there are 1,250,000,000 shares authorized. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies – continued

Recently issued accounting standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 31, 2010, that are of significance, or potential significance, to us.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”) on improving disclosure of fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2009 except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity of Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010. This guidance did not have a material impact on our financial position and results of operations.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	October 31, 2010	January 31, 2010
Geology equipment	$305,390	$315,805
Drilling equipment	-	459,297
Vehicles and transportation equipment	33,562	122,655
Office furniture and equipment	69,572	68,425
	408,524	966,182
Less: Accumulated depreciation	(298,766)	(556,551)

	$109,758	$409,631

NOTE 5 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes issued in May 2007, August 2008, May 2009 and August 2009 were paid in full on July 15, 2010.

On July 15, 2010 we issued a secured convertible promissory note to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly. On August 17, 2010 we transferred 95 of our Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the secured convertible promissory note. No interest accrued on the $1,000,000 of the original advanced amount.

As part of the transaction noted above, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 5 – Convertible promissory notes – continued

The Loan is a secured convertible loan, secured against our company’s assets. The Loan is due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion of its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Loan (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Loan will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At October 31, 2010 Northern Dynasty has not yet expended the $1,000,000 earn in expenses.

The Loan may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

If settlement of all of the Convertible Notes occurred on October 31, 2010 we would have been obligated to pay $3,000,000 in principal. If the settlement were completed by the issuance of common shares the conversion price at October 31, 2010 would have been $0.04938 per share for a total of 60,753,341 shares required to convert the note.

We have classified the entire amount as a current liability as the joint venture agreement has not been finalized at October 31, 2010 and as a result the note can be called by Northern Dynasty.

NOTE 6 – Common stock

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

As of October 31, 2010, there were 159,774,663 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 4.2 years and a weighted average exercise price of $0.03 per whole warrant for one common share. Whole share purchase warrants outstanding at October 31, 2010 are as follows:

	Number of whole share	Weighted average
	purchase warrants	exercise price per share
Outstanding, January 31, 2009	2,262,763	$1.59
Issued	58,917,700	0.02

Outstanding, January 31, 2010	61,180,463	$0.08
Issued	181,811,400	0.02
Exercised	(82,731,360)	0.00
Expired	(485,840)	6.00

Outstanding, October 31, 2010	159,774,663	$0.03
Exercisable, October 31, 2010	159,774,663	$0.03

On September 15, 2010 we issued 22,098,601 common stock purchase warrants exercisable at $0.10 through September 15, 2013 pursuant to a settlement agreement with two of our warrant holders. We also amended the August 2009 common stock purchase warrants for four of our warrant holders pursuant to a settlement agreement. The warrants were increased by 134,712,799 warrants and the exercise price was reduced from $0.02 per common share to $0.002 per common share. The company recognized settlement expense of $13,241,020 related to these settlement agreements and is reported under public relations expense on our financial statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 6 – Common stock – continued

We issued 80,166,652 shares of common stock upon exercise of common stock purchase warrants for no cash proceeds as all exercises were completed pursuant to the cashless exercise provisions of the August 2009 common stock purchase warrants.

On October 20, 2010, we sold 25,000,000 units at a price of $0.04 per unit to one investor for net proceeds of $999,980. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.056 until October 20, 2013. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

NOTE 7 – Share-based compensation

On August 10, 2010 we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 95,500,000 shares of our common stock at an exercise price of $0.038 per share for a term expiring on August 10, 2015. The options were fully vested upon granting.

The following tables summarize the Company’s stock option activity during the nine months ended October 31, 2010.

Incentive stock options to employees outstanding at October 31, 2010 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2010	632,625	$2.26
Granted	95,000,000	0.038

Outstanding and exercisable, October 31, 2010	95,632,625	$0.053	4.79	$-

Non-qualified stock options to non-employee consultants outstanding at October 31, 2010 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	options	exercise price	life (years)	intrinsic value
Outstanding, January 31, 2010	447,250	$3.29
Granted	500,000	0.038
Expired	(62,500)	1.80

Outstanding and exercisable, October 31, 2010	884,750	$1.56	5.29	$-

The aggregate intrinsic value is calculated based on the October 29, 2010 stock price of $0.04813 per share.

As of October 31, 2010 there were no nonvested stock options. During the nine months ended October 31, 2010 the stock options granted were immediately fully vested. The weighted average grant date fair value of options vested during the nine months ended October 31, 2010 was $0.0265.

The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of stock option grants:

	Expected	Expected		Risk-free
Grant date	volatility	dividend yield	Expected term	interest rate	Forfeiture rate
August 10, 2010	90%	0%	5 years	1.46%	0%

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Share-based compensation – continued

The weighted average grant date fair value of the options granted during the nine months ended October 31, 2010 was $0.0265 per option. There were no options exercised during the nine months ended October 31, 2010.

Share-based compensation expense is reported in our statement of operations as follows:

	Three months	Three months			From inception
	ended	ended	Nine months	Nine months	(August 20, 2001)
	October 31,	October 31,	ended October	ended October	to
	2010	2009	31, 2010	31, 2009	October 31, 2010
Geological and geophysical costs	$1,391,250	$-	$1,391,250	$-	$2,537,298
Salaries and benefits	1,126,250	-	1,126,250	-	1,789,285
Investor relations	13,250	-	13,250	-	65,750

	$2,530,750	$-	$2,530,750	$-	$4,392,333

At October 31, 2010 there is no unrecognized share-based compensation for all share-based awards outstanding.

NOTE 8 – Related party transactions

We entered into the following transactions with related parties during the period ended October 31, 2010:

Paid or accrued $4,322 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month through July 2010 and $522 per month beginning in August 2010.

We sold a trailer to Jim Briscoe, our President and CEO, for $3,000.

Accrued $94,059 of unpaid wages to Jim Briscoe, our President and CEO.

We recognized $2,451,250 of compensation expense for stock options granted to officers and directors of our company.

We entered into the following transactions with related parties during the year ended January 31, 2010:

Paid or accrued $5,512 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month.

Accrued $99,500 of unpaid wages to Jim Briscoe our President and CEO.

NOTE 9 – Commitments

We are required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed we must pay the assessment amount in cash in order to maintain the claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. We estimate that the required annual assessments to maintain the claims will be approximately $298,600. We have been informed by Northern Dynasty Minerals Inc. that sufficient funds have been expended by them to maintain the claims until August 31, 2011.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 9 – Commitments – continued

We are required to pay annual rentals for our Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. Rentals due for the period from September 1, 2010 to September 1, 2011 of $60,340 have been paid.

In November 2006, we began renting our previous office space. The lease requires monthly payments of $3,825. In September 2008 we exercised our option to renew the lease for an additional two years. In January 2009 we vacated the premises. The landlord has not released us from our obligations related to the two year renewal and we are responsible for any shortage in rent received from a new tenant and the $3,825 that we would have paid per month during the renewal period. At October 31, 2010 the landlord has asserted a claim against us for damages of $48,909 related to this lease and a judgment has been issued against us for the full amount of damages asserted by the landlord. During the nine months ended October 31, 2010 we recognized $12,617 of rent expense related to this lease. We have included $48,909 in accounts payable at October 31, 2010 related to the lawsuit.

NOTE 10 – Supplemental disclosures with respect to cash flows

For the nine months ended October 31, 2010:

We issued 187,127,678 shares of common stock as repayment of $227,455 principal portion and $47,522 interest portion of the monthly payments on the convertible notes.

We issued $4,000,000 secured convertible promissory note to Northern Dynasty in exchange for $466,217 cash received and payoff of principal and interest on the May 2007, August 2008, May 2009 and August 2009 secured convertible promissory notes totaling $3,533,783.

We issued 22,098,601 common stock purchase warrants exercisable at $0.10 through September 15, 2013 pursuant to a settlement agreement with two of our warrant holders. We also amended the August 2009 common stock purchase warrants for four of our warrant holders pursuant to a settlement agreement. The warrants were increased by 134,712,799 warrants and the exercise price was reduced from $0.02 per common share to $0.002 per common share. The company recognized settlement expense of $13,241,020 related to these settlement agreements and is reported under public relations expense on our financial statements.

We issued 80,166,652 shares of common stock upon exercise of common stock purchase warrants for no cash proceeds as all exercises were completed pursuant to the cashless exercise provisions of the August 2009 common stock purchase warrants.

We recognized $2,530,750 of compensation expense related to the granting of 95,500,000 incentive and non-qualified stock options to officers, employees and consultants.

We transferred 95 of our mineral claims in the state of Alaska to Northern Dynasty in exchange for a $1,000,000 reduction of the principal of our secured convertible promissory note.

NOTE 11 – Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value.

We estimate the fair value of level 3 inputs using the Black-Scholes valuation model. We use historical volatility as its method to estimate expected volatility. At October 31, 2010 we had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 11 – Fair value of financial instruments – continued

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Beginning balance, January 31, 2010	$30,422
Total (gains) or losses	3,700,389
Purchases, issuances and settlements	10,238,696
Transfers in or out of Level 3	(13,969,507)
Ending balance, October 31, 2010	$-

NOTE 12 – Subsequent events

On November 17, 2010 one warrant holder exercised 26,943,569 of the August 2009 warrants in a partial exercise using the cashless exercise provisions. We issued 25,758,064 shares of common stock pursuant to this cashless exercise request. The warrant was exercisable at $0.002 per common share. We received no proceeds from the partial exercise of this warrant.

On November 12, 2010, we sold 5,465,114 units at a price of $0.043 per unit to four investors for net proceeds of $234,701. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.06 until November 12, 2013. The securities were issued to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

On January 26, 2010 we were named in a lawsuit filed with the clerk of the Superior Court of Arizona in the County of Pima by our former landlord B&D Ventures LLC. The former landlord is seeking to obtain damages in the amount of $48,909 from our termination of our lease obligation before the end of the lease term. We vacated the premises in January 2009 and the lease end date was November 30, 2010. On May 13, 2010 a judgment was issued in this case in favor of B&D Ventures LLC for $48,909 plus interest accruing at 10% until paid. On November 12, 2010 we settled the outstanding balance with B&D Ventures for a payment of $25,000 and we have been released from all other liability related to this judgment.

NOTE 13 – Going concern

We are in the exploration stage, have incurred losses from operations, and require additional funds for further exploratory activity and to maintain our claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, we may not find sufficient ore reserves to be commercially mined. As such, our auditors have expressed an uncertainty about our ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2010.

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

Letter Agreement and Secured Convertible Note with Northern Dynasty Minerals Ltd.

On July 15, 2010 we issued a secured convertible promissory note to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly. On August 17, 2010 we transferred 95 of our Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the secured convertible promissory note. No interest accrued on the $1,000,000 of the original advanced amount.

As part of the transaction noted above, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

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

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Loan will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. To date Northern Dynasty has not yet expended the $1,000,000 earn in expenses. The Loan may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

Material Changes in Financial Condition from January 31, 2010 to October 31, 2010

We had cash and cash equivalents in the amount of $1,113,027 as of October 31, 2010 compared to $20,522 as of January 31, 2010. We had negative working capital of $(2,125,193) as of October 31, 2010 compared to $(3,625,627) as of January 31, 2010. We had cash inflows from financing activities of $1,347,566 during the nine months ended October 31, 2010. During the nine months ended October 31, 2010 the Company sold vehicles and equipment to generate cash inflows from investing activities of $251,221. We utilized these funds to pay down our accounts payable and our debt.

We received $466,217 of proceeds during the nine months ended October 31, 2010 from the issuance of a secured convertible promissory note and sale of mineral claims to Northern Dynasty. The remaining proceeds of $3,533,783 were used to pay off the May 2007, August 2008, May 2009 and August 2009 secured convertible notes that were in default.

We received $999,980 of proceeds during the nine months ended October 31, 2010 from the private placement of our securities with an accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D. We sold 25,000,000 units consisting of one common share of our stock and one whole share purchase warrant exercisable at $0.056 for a period of three years.

Material Changes in Results of Operations from October 31, 2010 to October 31, 2009

We had a net loss of $(18,523,671) for the three months ended October 31, 2010 compared to a net loss of $(964,165) for the three months ended October 31, 2009. We had a net loss of $(19,543,494) for the nine months ended October 31, 2010 compared to a net loss of $(2,095,041) for the nine months ended October 31, 2009. The large increase in net loss during the three and nine months ended October 31, 2010 is the result of the following factors:

1.

We settled on litigation threatened by four of our August 2009 common stock purchase warrant holders. We agreed to increase the number of the August 2009 purchase warrants outstanding and lowered the exercise price from $0.02 to $0.002 per common share. We also issued new purchase warrants exercisable at $0.10 per common share. We used the Black-Scholes valuation model to determine the fair market value of the non-cash settlement. We recorded settlement expense of $13,241,020 related to the settlements. The settlement expense is included in public relations expense in our financial statements. We also incurred legal fees of approximately $100,000 related to our defense of these claims.

2.

We also granted stock options to directors, executives, employees and consultants resulting in share based compensation expense of $2,530,750 during the three and nine months ended October 31, 2010. The granting of stock options is done on a discretionary basis by our board of directors. No such options were granted during the three months ended October 31, 2009.

3.

Other income increased by $1,000,000 and $1,125,000 during the three and nine months ended October 31, 2010, respectively for a non-recurring sale of certain of our mineral claims in Alaska to Northern Dynasty.

4.	We also recognized a loss of $3,386,834 and $3,700,389 during the three and nine months ended October 31, 2010, respectively on the change in fair value of common stock purchase warrants outstanding.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2010. Our total stockholders’ deficit at October 31, 2010 was $(2,012,435).

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

Mineral claims

We account for costs incurred to acquire, maintain and explore mineral properties as charged to expense in the period incurred until the time that a proven mineral resource is established at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

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

Common stock purchase warrants

We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value. For common stock purchase warrants reported as a derivative liability we utilize the Black-Scholes valuation method in order to determine fair market value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2010, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Wintrode Settlement:
On January 26, 2010 we were named in a lawsuit filed with the clerk of the Superior Court of Arizona in the County of Pima by our former landlord B&D Ventures LLC. The former landlord was seeking to obtain damages in the amount of $48,909 from our termination of our lease obligation before the end of the lease term. We vacated the premises in January 2009 and the lease end date was November 30, 2010. On May 13, 2010 a judgment was issued in this case in favor of B&D Ventures LLC for $48,909 plus interest accruing at 10% until paid. On November 12, 2010 we settled the outstanding balance with B&D Ventures for a payment of $25,000 and we have been released from all other liability related to this judgment.

Alpha and Platinum Settlement:
On August 26, 2010, Platinum Long Term Growth VI LLC (“Platinum”) and Alpha Capital Anstalt (“Alpha”), two former lenders of the Company (the “Plaintiffs”), filed lawsuit in the United States District Court, Southern District of New York, against Liberty Star and James Briscoe, our president and CEO. The Plaintiffs sought to require Liberty Star to honor outstanding warrants held by the Plaintiffs at an exercise price of $0.002 (two tenths of one cent) per share and to issue to the Plaintiffs ten times the number of warrants that Liberty Star had on record, or in the alternative money damages. The claim was based on a provision in the warrant agreements that would permit a “ratchet down” of price and a multiplication of number of warrants in the event of certain share issuances by Liberty Star.

The Plaintiffs claimed that Platinum was entitled to 201,053,015 warrants and that Alpha was entitled to 240,919,010 warrants all exercisable at $0.002 per share. These warrants all contained a cashless exercise feature, permitting issuance of shares without payment of any cash to the company. The Plaintiffs also claimed money damages for non-compliance with what they claimed were the terms of the warrants, costs and attorney fees incurred in the action.

On September 15, 2010 we entered into a settlement agreement with Platinum and Alpha whereby we agreed to amend the warrants issued to Platinum and Alpha on August 14, 2009 as follows: Platinum’s warrant was increased to 70,368,557 common stock purchase warrants exercisable at $0.002 per common share until August 14, 2015. Alpha’s warrant was increased to 84,321,650 common stock purchase warrants exercisable at $0.002 per common share until August 14, 2015. These warrants may still be exercised using a cashless exercise feature, however, the holders of the warrants are not permitted to own or have beneficial ownership in excess of 4.99% of our outstanding common stock.

In addition to the amendment of the August 14, 2009 warrants, we agreed to issue to Platinum and Alpha common stock purchase warrants of 10,052,651 and 12,045,950, respectively, exercisable at $0.10 per common share expiring three years from the date of issuance with no cashless exercise provision.

We also agreed that the warrants issued to Platinum and Alpha in May 2007 will be modified so as not to permit the holders to own or have beneficial ownership in excess of 4.99% of our outstanding common stock.

Harborview and Brio Settlement:
On October 15, 2010 we settled a threatened lawsuit by two of our August 2009 common stock purchase warrant holders Harborview Master Fund LP (“Harborview”) and Brio Capital LP (“Brio”). These two warrant holders were seeking to require Liberty Star to honor outstanding warrants at an exercise price of $0.002 (two tenths of one cent) per share and to issue to them 10 times the number of warrants that Liberty Star had on record. The claim was based on a provision in the warrant agreements that would permit a “ratchet down” of price and a multiplication of number of warrants in the event of certain share issuances by Liberty Star. We agreed to amend the warrants issued to Harborview and Brio on August 14, 2009 as follows: Harborview’s warrant was increased to 23,054,100 common stock purchase warrants exercisable at $0.002 per common share. Brio’s warrant was increased to 13,275,591 common stock purchase warrants exercisable at $0.002 per common share. Pursuant to the settlement, these warrants were immediately exercised using the cashless exercise provision and we issued 22,293,234 common shares to Harborview and 12,837,452 common shares to Brio.

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

We had cash in the amount of $1,113,027 and negative working capital of $(2,125,193) as of October 31, 2010. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Northern Dynasty Secured Convertible Note and private placements of our securities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2010 is $(58,647,877). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, states in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2010 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes were issued in May 2007, August 2008, May 2009 and August 2009. In July 2010 the notes were paid in full. We issued 187,127,678 shares of common stock as repayment of $227,455 principal portion and $47,522 interest portion of the monthly payments on theses convertible notes during the nine months ended October 31, 2010.

On July 15, 2010 the Company issued a secured convertible promissory note to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly. The Company transferred 95 of its Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the secured convertible promissory note. Northern Dynasty is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933). In issuing this convertible promissory note to Northern Dynasty, we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Loan will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our company’s shares were listed on the TSX Venture Exchange. To date Northern Dynasty has not expended the minimum of $1,000,000 earn in expenses.

On September 15, 2010 we issued 22,098,601 common stock purchase warrants exercisable at $0.10 through September 15, 2013 pursuant to a settlement agreement with two of our warrant holders. We also amended the August 2009 common stock purchase warrants for four of our warrant holders pursuant to a settlement agreement. The warrants were increased by 134,712,799 warrants and the exercise price was reduced from $0.02 per common share to $0.002 per common share. The company recognized settlement expense of $13,241,020 related to these settlement agreements and is reported under public relations expense on our financial statements. We issued these warrants pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

We issued 80,166,652 shares of common stock upon exercise of August 2009 common stock purchase warrants for no cash proceeds as all exercises were completed pursuant to the cashless exercise provisions of the August 2009 common stock purchase warrants. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

On October 20, 2010, we sold 25,000,000 units at a price of $0.04 per unit to one investor for net proceeds of $999,980. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.056 until October 20, 2013. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

On November 17, 2010 one warrant holder exercised 26,943,569 of the August 2009 warrants in a partial exercise using the cashless exercise provisions. We issued 25,758,064 shares of common stock pursuant to this cashless exercise request. The warrant was exercisable at $0.002 per common share. We received no proceeds from the partial exercise of this warrant. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

On November 12, 2010, we sold 5,465,114 units at a price of $0.043 per unit to four investors for net proceeds of $234,701. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.06 until November 12, 2013. The securities were issued to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

All proceeds will be used for working capital and exploration expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)

Exhibit Number	Description of Exhibit
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
10.31	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
10.32	Form of Subscription Agreement for private placement of securities issued October 20, 2010 and November 12, 2010.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.
(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 29, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:

/s/ James Briscoe
James Briscoe, President,
Chairman,
Chief Executive Officer,
Chief Financial Officer, and
Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 17, 2010