Form 10-K
period 2011-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2011-05-02
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.      Yes[ ]      No[X]

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [ X ]

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

432,597,157(1) shares of Common Stock @ $0.021 (1) = $9,084,540
(1) Adjusted for retroactive effect of 1 for 4 reverse stock split on September 1, 2009. Closing price on July 30, 2010 was $0.021.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

602,411,882 shares of Common Stock issued and outstanding as of April 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

TABLE OF CONTENTS

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

As used in this annual report, the terms "we", "us", the “Company” and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiaries Big Chunk Corp. and Redwall Drilling Inc., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

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

In December 2006, we entered into a joint venture agreement (“Elle Venture”) with XState Resources Limited (“XState”). We hold a 50% interest in the Elle Venture, a general partnership with XState that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the North Pipes Super Project area on the Colorado Plateau Province of Northern Arizona (the “Arizona Strip”). The Elle Venture ceased exploration activities in 2008 and has been inactive since that time.

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

North Pipes Super Project (“North Pipes” and “NPSP”): Located in Northern Arizona on the Arizona Strip, we plan to ascertain whether the NPSP claims possess commercially viable deposits of uranium. We have not identified any ore reserves to date.

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

Tombstone Porphyry-Precious Metals Project (“Tombstone”): Located in Cochise County, Arizona, we plan to ascertain whether the Tombstone claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead and zinc. We have not identified any ore reserves to date.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all the Company’s mineral properties and, to the best of its knowledge, title to all properties are in good standing.

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. We are in the exploration stage – as we have not found any mineral resources in commercially exploitable quantities.

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

We are required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed we must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per 1/4 section (160 acre) claim or $100 per 1/16 section (40 acre) claim extends the claims for a one year period. Assessment work performed in excess of the required amount may be carried forward for up to 4 years to reduce future obligations for assessment work. We estimate that the required annual assessments to maintain the claims will be approximately $260,600.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. The estimated state rentals due by November 30, 2011 for the period from September 1, 2011 through September 1, 2012 are $174,580. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our North Pipes claims are Federal lode mining claims located on U.S. Federal Lands and administered by the Department of Interior, Bureau of Land Management. The Bureau of Land Management (“BLM”) is preparing an environmental impact statement addressing potential effects of withdrawing Federal lands from locatable mineral exploration and mining near the Grand Canyon in Arizona. Nearly 1 million acres of land managed by the BLM and the Forest Service were segregated in July 2009 by the Secretary of Interior. The segregation stops the location of any new mining claims for two years. In that period, the land will be evaluated for withdrawal for up to 20 additional years. We are required to pay annual rentals to maintain our Federal lode mining claims in good standing. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The annual rentals required to maintain the North Pipes claims are $60,340. There is no requirement for annual assessment or exploration work on the Federal lode mining claims. There are no royalties associated with the Federal lode mining claims.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, and it is extremely difficult to assess the impact of any capital expenditures on earnings or our competitive position.

Personnel

Currently we employ one full time geologist who is also our President and CEO, James Briscoe. We employ two full time executives and one part-time accountant. We hire consultants for investor relations, exploration and administrative functions on an as needed basis.

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

We had cash in the amount of $1,100,315 and negative working capital of $(2,193,786) as of January 31, 2011. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Northern Dynasty Secured Convertible Note (as described in Item 5, Part II of this annual report) and private placements of our securities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2011 is $(58,969,802). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2011 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. At our shareholder meeting held on May 27, 2009 the shareholders voted to increase the number of authorized shares to 10,000,000,000 shares of common stock with a par value of $0.001. We filed a certificate of amendment on June 4, 2009 to increase the number of authorized shares to 5,000,000,000 shares of common stock with a par value of $0.001. On September 1, 2009 we completed a one for four reverse stock split of our authorized and outstanding common stock resulting in a decrease in authorized shares to 1,250,000,000 with a par value of $0.00001. As of January 31, 2011, there were 602,411,882 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

The sale of our stock under the convertible notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity for companies that are traded on the OTC Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. Regardless of our activities, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more, which may cause other shareholders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common shares will likely decline.

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

Item 2. Description of Property.

Our offices

We rent the premises for our principal office located at 5610 E Sutler Lane, Tucson, Arizona 85712. We rent this office space which is located in the home of our President and CEO for $522 per month plus a pro rata share of taxes and maintenance. We rent other office space located at 2980 N Swan Road, Suite 222, Tucson, Arizona 85712. We rent this office space for $2,280 per month. Our part-time employees work either from our principal office or from offices maintained in their homes.

We believe that our existing office facilities are adequate for our needs through the end of the year ended January 31, 2012. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

We have investigated titles to all of our mineral properties and, to the best of our knowledge, titles to all properties are in good standing as of January 31, 2011.

North Pipes Super Project (“North Pipes” and “NPSP”):

We hold a 100% interest in 431 Federal lode mining claims strategically placed on the Arizona Strip. The 431 Federal lode mining claims include breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the earth’s crust identified by a surface depression and contain a high concentration of fragmented rock “breccia” cemented by uranium and other minerals. We plan to ascertain whether our North Pipes claims possess commercially viable deposits of uranium.

Our NPSP claims are undeveloped. There are neither open-pit nor underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. We have not found any mineral resources on any of our claims. The Arizona Strip was an active exploration district in the 1970’s and 1980’s with multiple producing uranium mines. No evidence of actual development work has been found on any of our properties and no significant exploration activities have been performed on our NPSP claims since 2008 as a result of cash flow constraints. Below is a summary of prior exploration activities performed on our NPSP claims:

Geophysics: We have completed PEM (Pulse Electro-magnetic) geophysical surveys on our North Pipes Super Project claims. Two types of PEM surveys were conducted in 2007: Downhole PEM and In-Loop PEM.

Stereoscopic geologic color air photo interpretation (photo-geology): Stereoscopic geologic interpretation of 1:24,000 (1 inch = 2,000 feet) high resolution color air photographs was contracted and completed by Edward Ulmer, a Registered Professional Geologist who worked on the Arizona Strip in the mid to late 1970s.

Geologic field mapping on the surface: Geological field mapping was conducted in 2007 and 2008 by our staff geologists as well as contracted geologists. Approximately 180 of the breccias pipe target areas have been mapped in detail 1:5,000 (1 inch = 417 feet). Several detailed measured stratigraphic sections have also been completed.

Geochemical sampling: A comprehensive soil geochemical survey was completed in 2007. We have collected approximately 14,000 soil samples and a strict chain of custody procedures were followed and quality assurance/quality control (QA/QC) samples were inserted regularly into the sample stream. The samples were assayed for 63 elements. Assay analyses were conducted by a Certified Assay Lab, Acme Analytical Laboratories of Vancouver, British Columbia, Canada.

Drilling: In 2007 a drilling program was undertaken using both rotary drilling and core drilling. Rotary drilling was contracted by Boyart Longyear. Diamond core drilling was completed by Redwall Drilling Inc., a former wholly owned subsidiary of Liberty Star. A total of 22 holes were drilled for a total of 16,226 feet of drilling. We did not intersect any ore mineralization during the drilling program.

Bonanza Hills Project (“Bonanza Hills”):

We hold 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska, located approximately 40 miles northeast of the northern boundary of the Big Chunk claims. We plan to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver.

Our Bonanza Hills claims are undeveloped. The claims are located in a remote area of Southwestern Alaska where limited exploration and development activity has occurred. The area is largely covered by glacial debris, soil, and tundra. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is no road access to the properties. Little geologic, geochemical or geophysical data is available, and that which is available is of a general nature and of low quality. Anaconda and Cominco Alaska conducted some minor tests on our Bonanza Hills claims in the past. The work they conducted consisted of surface sampling and a small geophysical survey. We are not aware of any other exploration that occurred there before we began our exploration there. We have not found any mineral resources on any of our claims.

Big Chunk Super Project (“Big Chunk”):

We hold a 100% interest in 612 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc.

Our Big Chunk claims are undeveloped. The claims are located in a remote area of Southwestern Alaska where limited exploration and development activity has occurred. The area is largely covered by glacial debris, soil, and tundra. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is no road access to the properties. Little geologic, geochemical or geophysical data is available, and that which is available is of a general nature and of low quality. We are unaware of any previous claim ownership anywhere on our Big Chunk claims in Alaska. No historical mineral resources or reserves are in the published literature concerning the property. Other than minor exploration that was conducted by Teck Cominco Alaska, Anaconda Mining Inc. and the United States Geological Survey, we are not aware of any prior exploration that was conducted on our Big Chunk claims in Alaska prior to January 10, 2004, when our aerial survey of the magnetic fields began.

Technical Studies on the Big Chunk Super Project: We hired Geotech Ltd to perform 1D and 2D ZTEM geophysical surveys in 2009. The surveys covered 315.2 sq kilometers (121.7 sq miles) and consisted of north-south lines spaced 250 meters apart on our Big Chunk Super Project mineral claims. In May 2010 Liberty Star received feedback from Geotech Ltd. that its interpretation showed at least 6 to 7 signatures that are consistent with porphyry copper responses. The 2D model shows a typical low responsive area, which could correspond to an ore mineral core zone with a surrounding responsive cylinder representing a pyrite halo typical of porphyry systems.

We have not found any mineral resources on any of our claims.

Letter Agreement and Secured Convertible Note with Northern Dynasty Minerals Ltd. With Respect to Big Chunk

On July 15, 2010 we issued a secured convertible promissory note (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010 we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount.

As part of the transaction noted above, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The outstanding Loan amounts from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

Tombstone Porphyry-Precious Metals Project (“Tombstone”):

We hold an option to explore 33 standard Federal lode mining claims located due east and southeast of the town of Tombstone, Arizona. The mineral claims are owned by JABA US Inc., a corporation in which two of our directors are owners. We plan to ascertain whether the Tombstone claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc.

The Tombstone claims are undeveloped. In mid March, 2011 Liberty Star contracted SRK Consulting to prepare a mineral report in a form similar to mineral reports prescribed under Canadian National Instrument 43-101-Standards of Disclosure form Mineral Projects (“NI 43-101”). Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principle Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information will be combined with the previously gathered geochemical, geophysical and computer modeling data and undergo a thorough technical analysis. We have not found any mineral resources on any of our claims.

Item 3. Legal Proceedings.

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

Alpha and Platinum Settlement:

On August 26, 2010, Platinum Long Term Growth VI LLC (“Platinum”) and Alpha Capital Anstalt (“Alpha”), two former lenders of the Company (the “Plaintiffs”), filed lawsuit in the United States District Court, Southern District of New York, against Liberty Star and James Briscoe, our President and CEO. The Plaintiffs sought to require Liberty Star to honor outstanding warrants held by the Plaintiffs at an exercise price of $0.002 (two tenths of one cent) per share and to issue to the Plaintiffs ten times the number of warrants that Liberty Star had on record, or in the alternative monetary damages. The claim was based on a provision in the warrant agreements that would permit a “ratchet down” of price and a multiplication of number of warrants in the event of certain share issuances by Liberty Star.

The Plaintiffs claimed that Platinum was entitled to 201,053,015 warrants and that Alpha was entitled to 240,919,010 warrants all exercisable at $0.002 per share. These warrants all contained a cashless exercise feature, permitting issuance of shares without payment of any cash to the Company. The Plaintiffs also claimed monetary damages for non-compliance with what they claimed were the terms of the warrants, costs and attorney fees incurred in the action.

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

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2011	$0.081	$0.036
October 31, 2010	$0.19	$0.00
July 31, 2010	$0.0325	$0.0012
April 30, 2010	$0.0025	$0.001
January 31, 2010	$0.007	$0.0018
October 31, 2009	$0.01	$0.00
July 31, 2009	$0.0099	$0.0016
April 30, 2009	$0.004	$0.0013

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

On January 31, 2011, the shareholders' list for our common stock showed 602,411,882 shares issued and outstanding with 75 registered stockholders and an unknown number of unregistered stockholders whose shares are held in their brokerage accounts. The closing sale price for our common stock on April 21, 2011, as reported on the OTC Bulletin Board, was $0.0315.

Recent Sales of Unregistered Securities

We issued convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933 (the “1933 Act”). The convertible notes were issued in May 2007, August 2008, May 2009 and August 2009. In July 2010 the notes were paid in full. We issued 187,127,678 shares of common stock as repayment of $227,455 principal portion and $47,522 interest portion of the monthly payments on theses convertible notes during the year ended January 31, 2011.

On July 15, 2010 the Company issued a secured convertible promissory note (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). The Company transferred 95 of its Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the loan amount outstanding. Northern Dynasty is not a U.S. person (as that term is defined in Regulation S of the 1933 Act). In issuing this Convertible Note to Northern Dynasty, we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the 1933 Act.

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

On September 15, 2010 we issued 22,098,601 common stock purchase warrants exercisable at $0.10 through September 15, 2013 pursuant to a settlement agreement with two of our warrant holders. We also amended the August 2009 common stock purchase warrants for four of our warrant holders pursuant to a settlement agreement. The warrants were increased by 134,712,799 warrants and the exercise price was reduced from $0.02 per common share to $0.002 per common share. The Company recognized settlement expense of $13,241,020 related to these settlement agreements and is reported under settlement expense on our financial statements. We issued these warrants pursuant to an exemption from registration set out in Section 4(2) of the 1933 Act.

We issued 135,848,741 shares of common stock upon exercise of August 2009 common stock purchase warrants for no cash proceeds as all exercises were completed pursuant to the cashless exercise provisions of the August 2009 common stock purchase warrants. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the 1933 Act.

On October 20, 2010, we sold 25,000,000 units at a price of $0.04 per unit to one investor for net proceeds of $999,980. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.056 until October 20, 2013. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the 1933 Act provided by Rule 506 of Regulation D.

On November 12, 2010, we sold 5,465,114 units at a price of $0.043 per unit to four investors for net proceeds of $234,701. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.06 until November 12, 2013. The securities were issued to accredited investors pursuant to an exemption from the registration requirements of the 1933 Act provided by Rule 506 of Regulation D.

On January 12, 2011, we sold 1,313,370 units at a price of $0.038 per unit to one investor for net proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.06 until January 12, 2014. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the 1933 Act provided by Rule 506 of Regulation D.

All proceeds will be used for working capital and exploration expenses.

Equity Compensation Plan Information

As of January 31, 2011 we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Plan	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2011	Weighted-average exercise price of outstanding options as at January 31, 2011	Number of securities remaining available for further issuance as at January 31, 2011
2004 Stock Option Plan	962,500	451,375	$4.51	511,125
2007 Stock Option Plan	2,500,000	212,500	$0.88	2,287,500
2010 Stock Option Plan	95,500,000	95,500,000	$0.038	0

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $1,100,315 as of January 31, 2011. We had negative working capital of $(2,193,786) as of January 31, 2011. We had cash inflows from financing activities of $1,632,267 for the year ended January 31, 2011. In February 2010 we sold substantially all of our drilling assets owned by Redwall and raised net cash inflows of $269,601 most of which has been used to pay off the loans secured by the drilling assets and our accounts payable. We received $466,217 of net proceeds from the issuance of a secured convertible promissory note and sale of mineral claims to Northern Dynasty. The remaining proceeds of $3,533,783 were used to pay off the May 2007, August 2008, May 2009 and August 2009 secured convertible notes that were in default. We received $1,284,681 of proceeds from the private placements of our securities. We plan to use these proceeds over the next twelve months to pay annual rentals on our mineral claims, to perform limited exploration activities and for working capital.

Letter Agreement and Secured Convertible Note with Northern Dynasty Minerals Ltd.

On July 15, 2010 we issued a secured convertible promissory note (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010 we transferred 95 of our Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount.

As part of the transaction noted above, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The outstanding Loan amounts from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

The Loan is secured against substantially all of our company’s assets. The Loan is due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion of its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Loan (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Loan will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. To date Northern Dynasty has not yet expended the $1,000,000 earn in expenses. The Loan may be prepaid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

Results of Operations for the year ended January 31, 2011

We had a net loss of ($19,865,419) for the twelve-month period ended January 31, 2011 compared to a net loss of ($2,809,843) for the twelve-month period ended January 31, 2010. The increase in net loss of approximately $17 million is mainly due to the following factors:

1)

Increase in settlement expense of approximately $13.2 million due to the settlement of actual and threatened lawsuits from four warrant holders. We amended some of the existing warrants that were outstanding to these holders as well as issuing new warrants to two of these holders. The black-scholes valuation model was used to estimate the fair market value of these modifications and new warrants.

2)

Increase of $3.7 million loss on change in the fair value of warrants. The change in fair value of warrants was most greatly impacted by large fluctuations in our stock trading prices over the past fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the period ended January 31, 2011 reflect financial information for the twelve month period ending January 31, 2011, as well as from inception through January 31, 2011 and for the twelve-month period ended January 31, 2010.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2011 and 2010. Our accumulated stockholders’ equity (deficit) at January 31, 2011, was ($2,049,659) and the net loss for the twelve-month period ended January 31, 2011 was ($19,865,419). All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2011. Our total stockholders’ equity (deficit) at January 31, 2011 was $(2,049,659).

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

Common stock purchase warrants

We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value. For common stock purchase warrants reported as a derivative liability, as well as new and modified warrants reported as equity, we utilize the Black-Scholes valuation method in order to determine fair market value.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2011 and 2010

Consolidated Statements of Operations for the twelve months ended January 31, 2011, the twelve months ended January 31, 2010 and the period from inception (August 20, 2001) to January 31, 2011

Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception (August 20, 2001) to January 31, 2011

Consolidated Statements of Cash Flows for the twelve months ended January 31, 2011, the twelve months ended January 31, 2010 and for the period from inception (August 20, 2001) to January 31, 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Liberty Star Uranium & Metals Corp.

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. (an exploration stage company) as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from inception (August 20, 2001) through January 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2011 and 2010, and the results of its operations, changes in stockholders’ equity (deficit), and its cash flows for the years then ended, and for the cumulative period from inception (August 20, 2001) through January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP
Phoenix, Arizona
Dated: May 2, 2011

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2011	January 31, 2010
Current:
Cash and cash equivalents	$1,100,315	$20,522
Prepaid expenses and supplies	8,060	136,715
Total current assets	1,108,375	157,237

Property and equipment, net	163,151	409,631
Certificates of deposit	3,000	3,000
Deferred financing charges, net	-	19,690

Total assets	$1,274,526	$589,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$3,763	$95,881
Convertible promissory notes, net of discounts	3,000,000	3,004,772
Accounts payable and accrued liabilities	40,315	266,478
Accrued wages to related party	93,700	99,500
Accrued interest	164,383	316,233
Total current liabilities	3,302,161	3,782,864

Long-term debt, net of current portion	22,024	22,750
Warrant liability	-	30,422

Total liabilities	3,324,185	3,836,036

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 602,411,882 and 247,656,979 issued and outstanding	6,024	2,476
Additional paid-in capital	45,714,119	24,655,429
Deficit accumulated during the exploration stage	(47,769,802)	(27,904,383)
Total stockholders’ equity (deficit)	(2,049,659)	(3,246,478)

Total liabilities and stockholders’ equity (deficit)	$1,274,526	$589,558

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

						Cumulative from
						date of inception
		For the twelve		For the twelve		(August 20, 2001)
		months ended		months ended		to
		January 31, 2011		January 31, 2010		January 31, 2011
Revenues		$-		$-		$-

Expenses:
Geological and geophysical costs		1,526,572		773,802		13,152,020
Salaries and benefits		1,314,732		160,730		3,482,207
Accounting and auditing		93,258		108,687		1,042,808
Public relations		35,881		14,937		724,042
Depreciation		61,129		225,305		815,222
Legal		192,096		45,239		829,192
Professional services		-		-		143,992
General and administrative		107,228		167,972		1,713,132
Travel		53,280		613		191,489
Settlement expense		13,241,020		-		13,241,020
Impairment loss		-		185,370		16,092,870
Net operating expenses		16,625,196		1,682,655		51,427,994

Loss from operations		(16,625,196)		(1,682,655)		(51,427,994)

Other income (expense):
Interest income		776		41		197,755
Interest expense		(673,405)		(1,110,176)		(5,559,472)
Gain (loss) on sale of assets		7,795		(24,980)		(42,453)
Gain (loss) on change in fair value of warrant liability		(3,700,389)		7,927		(3,692,462)
Debt conversion expense		-		-		(103,437)
Other income		1,125,000		-		1,350,390
Income from Elle Venture		-		-		300,000
Foreign exchange gain		-		-		505
Gain on settlement of debt to related party		-		-		7,366
Total other income (expense)		(3,240,223)		(1,127,188)		(7,541,808)

Loss before income taxes		(19,865,419)		(2,809,843)		(58,969,802)

Income tax expense		-		-		-

Net loss	$	(19,865,419)	$	(2,809,843)	$	(58,969,802)

Basic and diluted net loss per share of common stock	$	(0.04)	$	(0.03)	$	(0.93)

Basic and diluted weighted average number of shares of common stock outstanding		444,262,699		82,937,096		63,603,934

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit accumulated	Total
			Additional	during	stockholders’
	Common stock		paid-in	the exploration	equity
	Shares	Amount	capital	stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886	(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Discounts on convertible promissory notes for beneficial conversion feature and detachable purchase warrants	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	(19,865,419)	(19,865,419)
Balance, January 31, 2011	602,411,882	$6,024	$45,714,119	$(47,769,802)	$(2,049,659)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

						Cumulative from
						date of inception
		For the twelve		For the twelve		(August 20, 2001)
		months ended		months ended		to
		January 31, 2011		January 31, 2010		January 31, 2011
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$	(19,865,419)	$	(2,809,843)	$	(58,969,802)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation		61,129		225,305		816,233
Amortization of deferred financing charges		19,690		110,023		542,716
Amortization of discount on convertible promissory notes		205,185		640,821		3,632,995
Mineral claim costs		-		-		343,085
Impairment loss		-		185,370		16,092,870
(Gain) loss on sale of fixed assets		(7,795)		24,980		42,453
(Gain) loss on change in fair value of warrant liability		3,700,389		(7,927)		3,692,462
Share based compensation		2,530,750		-		4,297,983
Share and warrant based payments		13,241,020		-		13,795,973
Interest paid through issuance of debt		282,569		-		282,569
Non-cash other income from sale of mineral claims		(1,000,000)		-		(1,000,000)
Changes in assets and liabilities:
Prepaid expenses and supplies		128,655		10,769		34,387
Other current assets		-		-		(7,875)
Certificates of deposit		-		-		(11,435)
Other assets		-		-		(25,000)
Accounts payable and accrued expenses		(226,163)		222,259		34,300
Accrued wages related party		(5,800)		57,000		93,700
Accrued interest		164,383		335,735		572,584
Net cash used in operating activities		(771,407)		(1,005,508)		(15,739,802)

Cash flows from investing activities:
Proceeds from the sale of fixed asset		269,601		76,640		407,327
Proceeds from redemption of certificate of deposit		-		-		213,232
Purchase of certificate of deposit		-		-		(204,797)
Purchase of equipment		(50,668)		-		(1,149,618)
Net cash provided by (used in) investing activities		218,933		76,640		(733,856)

Cash flows from financing activities:
Principal activity on long-term debt		(118,631)		(39,231)		(496,553)
Principal activity on capital lease obligation		-		-		(39,298)
Principal activity on convertible promissory notes		-		-		(286,227)
Net repayments from related parties		-		1,888		-
Proceeds from the issuance of common stock, net of expenses		1,284,681		-		12,424,755
Proceeds from the sale of convertible promissory notes		466,217		923,483		5,772,371
Proceeds from long-term debt		-		-		198,925
Net cash provided by financing activities		1,632,267		886,140		17,573,973

Net increase (decrease) in cash and cash equivalents for period		1,079,793		(42,728)		1,100,315

Cash and cash equivalents, beginning of period		20,522		63,250		-

Cash and cash equivalents, end of period		$1,100,315		$20,522		$1,100,315

Interest paid during the period		$1,579		$23,596		$200,635

Income taxes paid		$-		$-		$-

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

In December 2006, we entered into a joint venture agreement (“Elle Venture”) with XState Resources Limited (“XState”). We hold a 50% interest in the Elle Venture, a general partnership with XState that was formed to explore and, if warranted, develop certain US Federal lode mining claims within the North Pipes Super Project area on the Arizona strip, Northern Arizona. The Elle Venture ceased exploration activities in 2008 and has been inactive since that date.

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

The valuation of stock-based compensation, valuation of common stock purchase warrants, value of embedded conversion options, value of beneficial conversion features, valuation allowance on deferred tax assets, the determination of useful lives and recoverability of depreciable assets, accruals, and contingencies are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2011 and 2010, we had cash in bank deposit accounts that exceeded federally insured limits of $751,000 and $0, respectively.

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

Common stock purchase warrants

We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value. For common stock purchase warrants reported as a derivative liability, as well as new and modified warrants reported as equity, we utilize the Black-Scholes valuation method in order to estimate fair market value.

Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 360-35. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures at January 31, 2011 and 2010.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Fair Value of Financial Assets and Liabilities:

The Company measures and discloses certain financial assets and liabilities at fair value. Authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2011 and 2010, there were 204,639,535 and 62,260,338, respectively, potentially dilutive instruments outstanding. Additionally, at January 31, 2011 and 2010 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 83,846,926 and 2,021,513,000 additional shares, respectively. At January 31, 2011 and 2010 there are 1,250,000,000 common shares authorized. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the twelve months ended January 31, 2011, that are of significance, or potential significance, to us.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3– Mineral claims

At January 31, 2011 the Company held a 100% interest in 431 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2011 the Company held an option to explore 59 standard Federal lode mining claims located at the East Silver Bell and Tombstone region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two directors of the Company are owners.

At January 31, 2011 the Company held a 100% interest in 612 Alaska State mining claims in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”).

At January 31, 2011 the Company held a 100% interest in 56 Alaska State mining claims in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet approximately 60 miles north of Lake Iliamna (the “Bonanza Hills Claims”).

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, titles to all properties are in good standing as of January 31, 2011.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	January 31, 2011	January 31, 2010
Geology equipment	$327,105	$315,805
Drilling equipment	-	459,297
Vehicles and transportation equipment	50,180	122,655
Office furniture and equipment	74,572	68,425
	451,857	966,182
Less accumulated depreciation and amortization	(288,706)	(556,551)
	$163,151	$409,631

NOTE 5 – Long-term debt

Note payable to Ford Credit payable in monthly installments of $544 including interest at a fixed rate of 9.49% through maturity in February 2016. Principal balance at January 31, 2011 and 2010 is $25,787 and $0, respectively. Carrying amount of a vehicle that serves as collateral is $36,966 and $0 at January 31, 2011 and 2010, respectively.

Notes payable to Chase Bank payable in aggregate monthly installments of $1,302 including interest at fixed rates of 8.9% maturing at various dates through February 2013, secured by liens on vehicles. Principal balances at January 31, 2011 and 2010 are $0 and $37,742, respectively. Carrying amount of vehicles that serve as collateral is $0 and $27,923 at January 31, 2011 and 2010, respectively.

Note payable to Atlas Copco payable in monthly installments of $5,436 including interest at a fixed rate of 9% through maturity in September 2010, secured by a lien on equipment. Principal balance at January 31, 2011 and 2010 is $0 and $80,889, respectively. Carrying amount of equipment that serves as collateral is $0 and $220,445 at January 31, 2011 and 2010, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended January 31,

2012	$3,763
2013	4,631
2014	5,090
2015	5,594
2016	6,149
Thereafter	560
25,787
Less current maturities	(3,763)
$22,024

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933. The convertible notes issued in May 2007, August 2008, May 2009 and August 2009 were paid in full on July 15, 2010. Principal balance of these notes at January 31, 2010 was $3,004,772.

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

The Loan is a secured convertible loan, secured against substantially all of our company’s assets. The Loan is due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion of its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Loan (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Loan will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At January 31, 2011 Northern Dynasty has not yet expended the $1,000,000 earn in expenses.

The Loan may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

If settlement of all of the Convertible Notes occurred on January 31, 2011 we would have been obligated to pay $3,000,000 in principal and $164,383 of accrued interest. If the settlement were completed by the issuance of common shares the conversion price at January 31, 2011 would have been $0.03774 per share for a total of 83,846,926 shares required to convert the note.

We have classified the entire amount as a current liability as the joint venture agreement has not been finalized at January 31, 2011 and as a result the note can be called by Northern Dynasty.

NOTE 7 – Common stock

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

As of January 31, 2011, there were 108,475,660 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.56 years and a weighted average exercise price of $0.04 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2011 are as follows:

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7 – Common stock – continued

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2009	2,262,763	$1.59
Issued	58,917,700	0.02

Outstanding, January 31, 2010	61,180,463	$0.08
Issued	188,589,884	0.02
Exercised	(140,808,847)	0.002
Expired	(485,840)	6.00

Outstanding, January 31, 2011	108,475,660	$0.04
Exercisable, January 31, 2011	108,475,660	$0.04

On September 15, 2010 we issued 22,098,601 common stock purchase warrants exercisable at $0.10 through September 15, 2013 pursuant to a settlement agreement with two of our warrant holders. We also amended the August 2009 common stock purchase warrants for the same two warrant holders pursuant to a settlement agreement. The warrants were increased by 110,493,005 warrants and the exercise price was reduced from $0.02 per common share to $0.002 per common share. On October 15, 2010 we amended the August 2009 common stock purchase warrants for two additional warrant holders pursuant to a settlement agreement. The warrants were increased by 24,219,794 warrants and the exercise price was reduced from $0.02 per common share to $0.002 per common share. We recognized settlement expense of $13,241,020 related to these settlement agreements which is reported under settlement expense on our financial statements. We estimated the fair value of the amended warrants and the new warrants using the Black-Scholes valuation model. We used the following assumptions to estimate the fair value of stock purchase warrants issued and amended pursuant to the settlement agreements:

Warrant Issuance & Amendment	Expected volatility	Expected dividend yield	Expected term	Risk-free interest rate
September 15, 2010	90%	0%	4.9 years	1.46%
October 15, 2010	90%	0%	4.9 years	1.20%

During the year ended January 31, 2011 investors exercised 140,808,847 common stock purchase warrants using the cashless exercise provision of the August 2009 common stock purchase warrants. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 135,848,741 shares of common stock and cancelled 4,960,106 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received.

We issued 187,127,678 shares of common stock as repayment of $227,455 principal portion and $47,522 interest portion of the monthly payments on the May 2007, August 2008, May 2009 and August 2009 convertible notes.

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

On November 12, 2010, we sold 5,465,114 units at a price of $0.0429 per unit to investors for net proceeds of $234,701. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.06 until November 12, 2013. The securities were issued to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

On January 12, 2011, we sold 1,313,370 units at a price of $0.038 per unit to one investor for net proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.06 until January 12, 2014. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. There are no options remaining available for grant under the 2010 Stock Option Plan at January 31, 2011 and 2010. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2011 and 2010 are 2,287,500 and 2,056,250, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2011 and 2010 are 511,125 and 326,375, respectively.

On August 10, 2010 we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 95,500,000 shares of our common stock at an exercise price of $0.038 per share for a term expiring on August 10, 2015. The options were fully vested upon granting.

The following tables summarize the Company’s stock option activity during the year ended January 31, 2011.

Incentive stock options to employees outstanding at January 31, 2011 are as follows:

			Weighted
			average
		Weighted average	remaining life	Aggregate
	Number of options	exercise price	(years)	intrinsic value
Outstanding, January 31, 2010	632,625	$2.26
Granted	95,000,000	0.038
Vested, Cancelled	(247,250)	1.93

Outstanding and exercisable,
January 31, 2011	95,385,375	$0.048	4.53	$-

Non-qualified stock options to non-employee consultants outstanding at January 31, 2011 are as follows:

			Weighted
		Weighted	average
		average exercise	remaining life	Aggregate
	Number of options	price	(years)	intrinsic value
Outstanding, January 31, 2010	447,250	$3.29
Granted	500,000	0.038
Expired	(62,500)	1.80
Vested, Cancelled	(106,250)	0.88

Outstanding and exercisable, January 31, 2011	778,500	$1.65	4.73	$-

The aggregate intrinsic value is calculated based on the January 31, 2011 stock price of $0.03612 per share.

As of January 31, 2011 there were no nonvested stock options. During the year ended January 31, 2011 the stock options granted were immediately fully vested. The weighted average grant date fair value of options vested during the year ended January 31, 2011 was $0.0265. The Company estimates the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term, as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of stock option grants:

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Share-based compensation – continued

		Expected dividend		Risk-free interest
Grant date	Expected volatility	yield	Expected term	rate	Forfeiture rate
August 10, 2010	90%	0%	5 years	1.46%	0%

The weighted average grant date fair value of the options granted during the year ended January 31, 2011 was $0.0265 per option. There were no options exercised during the year ended January 31, 2011.

Share-based compensation expense is reported in our statement of operations as follows:

			From inception
			(August 20, 2001) to
	January 31, 2011	January 31, 2010	January 31, 2011
Geological and geophysical costs	$1,391,250	$-	$2,537,298
Salaries and benefits	1,126,250	-	1,789,285
Investor relations	13,250	-	65,750

	$2,530,750	$-	$4,392,333

At January 31, 2011 there is no unrecognized share-based compensation for all share-based awards outstanding.

NOTE 9 – Income taxes

As of January 31 the Company’s deferred tax asset is as follows:

	January 31, 2011	January 31, 2010
Net operating loss carryforwards	$8,484,000	$8,560,000
Temporary book and tax depreciation differences	(1,000)	(15,000)
Temporary accrued expense differences	60,000	61,000
Temporary non-qualified stock option expense differences	307,000	332,000
Less valuation allowance	(8,850,000)	(8,938,000)
	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s history of losses. If the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance. The change in the valuation allowance of $(88,000) and $925,000 in the years ended January 31, 2011 and 2010 primarily represents the benefit of the change in net operating loss carry-forwards during the period.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses is a 50% change in ownership occurs over a three year period. Such limitation of the net operating losses may have occurred but the Company has not analyzed it at this time as the deferred tax asset is fully reserved. The Company has federal and state net operating loss carry-forwards that are available to offset future taxable income. The schedule below shows the amounts and expiration dates for the net operating loss carry-forwards.

	January 31, 2011	January 31, 2010
Federal net operating loss carry-forwards:
Expiring January 31, 2025	$313,895	$313,895
Expiring January 31, 2026	2,785,529	2,785,529
Expiring January 31, 2027	4,652,642	4,652,642
Expiring January 31, 2028	3,285,552	3,285,552
Expiring January 31, 2029	5,314,524	5,314,524
Expiring January 31, 2030	3,639,090	3,639,090
Expiring January 31, 2031	2,551,567	2,551,567
Expiring January 31, 2032	357,144	-

Total Federal net operating loss carry-forwards	$22,899,943	$22,542,799

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9 – Income taxes – continued

Arizona net operating loss carry-forwards:
Expiring January 31, 2011	$-	$4,652,642
Expiring January 31, 2012	3,047,057	3,047,057
Expiring January 31, 2013	5,510,233	5,510,233
Expiring January 31, 2014	3,639,611	3,639,611
Expiring January 31, 2015	2,551,517	2,551,517
Expiring January 31, 2016	357,094	-

Total Arizona net operating loss carry-forwards	$15,105,512	$19,401,060

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended January 31, 2011 and 2010 is as follows:

	January 31, 2011	January 31, 2010

Income tax benefit at federal statutory rate	$(6,281,000)	$(878,000)
State income tax benefit, net of effect on federal taxes	(1,391,000)	(197,000)
Permanent differences and other (federal)	6,082,000	(37,000)
Permanent differences and other (state)	1,678,000	187,000
Increase (decrease) in valuation allowance	(88,000)	925,000

Income tax expenses (benefit)	$-	$-

NOTE 10 – Related party transactions

The Company entered into the following transactions with related parties during the year ended January 31, 2011:

Paid or accrued $5,888 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month through July 2010 and $522 per month beginning in August 2010.

We sold a trailer to Jim Briscoe, our President and CEO, for $3,000 and purchased a vehicle from Jim Briscoe for $11,000.

Accrued $93,700 of unpaid wages to Jim Briscoe, our President and CEO.

We included $3,165 in accounts payable to Larry Liang and Eddie Othon for expense reimbursements for travel that occurred before January 31, 2011. Mr. Liang is our Executive Vice President and Director. Mr. Othon is our Vice President of Global Business Development and Director.

We recognized $2,451,250 of compensation expense for stock options granted to officers and directors of our company.

The Company entered into the following transactions with related parties during the year ended January 31, 2010:

Paid or accrued $5,512 in rent. We rented an office from an officer on a month-to-month basis for $459 per month.

Accrued $99,500 of unpaid wages to Jim Briscoe, our President and CEO.

NOTE 11 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims will be approximately $260,600. We have been informed by Northern Dynasty Minerals Inc. that sufficient funds have been expended by them to maintain the claims until August 31, 2011 (unaudited).

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11 – Commitments – continued

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The estimated state rentals due by November 30, 2011 for the period from September 1, 2011 through September 1, 2012 are $174,580. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The estimated rentals due by September 1, 2011 for the period from September 1, 2011 through September 1, 2012 are $60,340.

In December 2010 we entered into a 12 month non-cancellable operating lease for office space. The lease calls for monthly payments of rent plus sales tax of $2,280. We have the option to extend the lease for one additional twelve month term at current market rates. We recognized rent expense of $3,089 during the year ended January 31, 2011 pursuant to this lease. Future minimum lease payments pursuant to this lease total $24,269 payable during the fiscal year ending January 31, 2012.

NOTE 12 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2011 were as follows:

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

We issued 22,098,601 common stock purchase warrants exercisable at $0.10 through September 15, 2013 pursuant to a settlement agreement with two of our warrant holders. We also amended the August 2009 common stock purchase warrants for four of our warrant holders pursuant to a settlement agreement. The warrants were increased by 134,712,799 warrants and the exercise price was reduced from $0.02 per common share to $0.002 per common share. The company recognized settlement expense of $13,241,020 related to these settlement agreements which is reported under settlement expense on our financial statements.

We issued 135,848,741 shares of common stock upon exercise of common stock purchase warrants for no cash proceeds as all exercises were completed pursuant to the cashless exercise provisions of the August 2009 common stock purchase warrants.

We recognized a $3,730,810 loss on the change in warrant liability fair value.

We recognized $2,530,750 of compensation expense related to the granting of 95,500,000 incentive and non-qualified stock options to officers, employees and consultants.

We transferred 95 of our mineral claims in the state of Alaska to Northern Dynasty in exchange for a $1,000,000 reduction of the principal of our secured convertible promissory note.

We purchased a vehicle with a long-term note payable of $25,787.

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2010 were as follows:

We issued 199,170,302 shares of common stock as repayment of $513,685 principal portion and $91,968 interest portion of the monthly payments on the convertible notes.

We issued 58,917,700 detachable common stock purchase warrants to the investors who purchased the August 2009 convertible notes recorded at fair value as a discount on convertible promissory notes of $38,349.

Deferred financing charges of $42,437 were deducted from the proceeds we received on the sale of August 2009 Convertible Notes.

We recorded $330,366 of discounts on convertible promissory notes for beneficial conversion features.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13 – Segment information

The Company's operations were conducted in one reportable segment, being the acquisition and exploration of mineral claims, in the United States of America.

NOTE 14 – Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. We estimate the fair value of level 3 inputs using the Black-Scholes valuation model. We use historical volatility as its method to estimate expected volatility. At January 31, 2011 we had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs.

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Beginning balance, January 31, 2010	$30,422
Total (gains) or losses	3,700,389
Purchases, issuances and settlements	10,238,696
Transfers in or out of Level 3	(13,969,507)
Ending balance, January 31, 2011	$-

We used the following assumptions to estimate the fair value of the warrant liability during the year ended January 31, 2011:

Expected volatility	Expected dividend yield	Expected term	Risk-free interest rate
90%	0%	0.54 to 4.9 years	0.25% to 1.46%

NOTE 15 – Litigation

We currently have no pending or threatened litigation at January 31, 2011 that is deemed material by the Company. During the year ended January 31, 2011 we settled three litigation actions against us.

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

Alpha and Platinum Settlement:

On August 26, 2010, Platinum Long Term Growth VI LLC (“Platinum”) and Alpha Capital Anstalt (“Alpha”), two former lenders of the Company (the “Plaintiffs”), filed lawsuit in the United States District Court, Southern District of New York, against Liberty Star and James Briscoe, our President and CEO. The Plaintiffs sought to require Liberty Star to honor outstanding warrants held by the Plaintiffs at an exercise price of $0.002 (two tenths of one cent) per share and to issue to the Plaintiffs ten times the number of warrants that Liberty Star had on record, or in the alternative monetary damages. The claim was based on a provision in the warrant agreements that would permit a “ratchet down” of price and a multiplication of number of warrants in the event of certain share issuances by Liberty Star.

The Plaintiffs claimed that Platinum was entitled to 201,053,015 warrants and that Alpha was entitled to 240,919,010 warrants all exercisable at $0.002 per share. These warrants all contained a cashless exercise feature, permitting issuance of shares without payment of any cash to the company. The Plaintiffs also claimed monetary damages for non-compliance with what they claimed were the terms of the warrants, costs and attorney fees incurred in the action.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 15 – Litigation – continued

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

NOTE 16 – Going concern

The Company is in the exploration stage, has incurred losses from operations, requires additional funds for further exploratory activity and to maintain its claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's auditors have expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2011.

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

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2011, which is the end of the period covered by this report. This evaluation was carried out by our management with the participation of our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer and principal executive officer, Mr. James Briscoe, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer and principal executive officer used the criteria set forth in the framework in “Internal Control –Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of January 31, 2011, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to rules of the SEC that permit our company to provide only management’s report in this Annual Report on Form 10-K.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director	69	February 3, 2004
Gary Musil	Secretary and Director	59	October 23, 2003
John Guilbert	Director	78	February 5, 2004
Keith Brill	Director	33	December 23, 2009
Larry Liang	Director, Executive Vice President	31	December 29, 2009
Eduardo Othon	Director, Vice President Global Business Development	38	January 27, 2011
Charles Vollmer	Director	63	February 15, 2011

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

We believe Dr. Guilbert is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

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

Larry Liang – Director & Executive Vice President

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

Eduardo Othon – Director & Vice President Global Business Development

Mr. Othon joined Liberty Star in January 2010 as an executive focused on developing the Company's contacts in Mexico. In January 2011 Mr. Othon was named Vice President, Global Business Development and appointed to the Liberty Star board of directors reflecting his activities on behalf of the Company in the Middle East. He is the founder and President of Global Solutions LLC, a Tucson-based business development consulting firm and has participated in numerous transactions between international clients and Mexican mining concerns. Mr. Othon is a dual citizen of the US and Mexico. He holds a Bachelor of Art in Psychology from the University of Arizona.

Charles Vollmer – Director

Mr. Vollmer joined the board February 15, 2011. Mr. Vollmer has significant experience and numerous contacts in the Middle East. From 1999 to 2007, Mr. Vollmer was under contract to the US government to assist moderate Arab and Muslim leaders to develop strategies and operational concepts for coalition building. In this capacity, Mr. Vollmer developed several hundred US/Arab strategy and policy documents and held twelve Mideast Air Chief and Cross-Cultural Symposia attended by leaders of a dozen nations in the Arab Gulf, Europe and the US. He is involved in Israel and Palestinian security issues and has extensive knowledge of the Israeli and Arab security establishments. US officials and war colleges reviewed a detailed analysis of Iran authored by Mr. Vollmer. He lectures on the Middle East, Islam and Arabs.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held four formal meetings in the year ended January 31, 2011 and one formal meeting in the year ended January 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the year ended January 31, 2011. Shareholders may contact our President, Jim Briscoe, to recommend nominees to our board of directors.

For the year ended January 31, 2011 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During fiscal years ended January 31, 2011 and January 31, 2010, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or,

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11. EXECUTIVE COMPENSATION.

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
James Briscoe Principal Executive Officer, President, CEO, Chairman and Director	2011 2010	115,500 63,000	6,800 Nil	Nil Nil	1,391,250 (3) Nil	Nil Nil	Nil Nil	Nil 68,754(2)	$1,513,550 $131,754
Larry Liang Director & Executive Vice President	2011 2010	17,500 Nil	Nil Nil	Nil Nil	66,250 (4) Nil	Nil Nil	Nil Nil	Nil Nil	$83,750 $0
Eduardo Othon Director & Vice President Global Business Development	2011 2010	27,901 Nil	Nil Nil	Nil Nil	66,250 (5) Nil	Nil Nil	Nil Nil	Nil Nil	$94,151 $0

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

(3)

Mr. Briscoe was awarded 52,500,000 incentive stock options on August 10, 2010 with a grant date fair value of $0.0265 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(4)

Mr. Liang was awarded 2,500,000 incentive stock options on August 10, 2010 with a grant date fair value of $0.0265 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(5)

Mr. Othon was awarded 2,500,000 incentive stock options on August 10, 2010 with a grant date fair value of $0.0265 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James Briscoe	52,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil
James Briscoe	75,000	Nil	Nil	$0.06	5/21/2018	Nil	Nil	Nil	Nil
Larry Liang	2,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil
Eduardo Othon	2,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of January 31, 2011 we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Plan	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2011	Weighted-average exercise price of outstanding options as at January 31, 2011	Number of securities remaining available for further issuance as at January 31, 2011
2004 Stock Option Plan	962,500	451,375	$4.51	511,125
2007 Stock Option Plan	2,500,000	212,500	$0.88	2,287,500
2010 Stock Option Plan	95,500,000	95,500,000	$0.038	0

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

Incentive stock options were granted to directors during the fiscal year ended January 31, 2011. There was no compensation paid or accruing to any director, unless such director is also a named executive officer, during the fiscal year ended January 31, 2010.

Name	Year	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensatio n (US$)	Non-qualified Deferred Compensatio n Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
John Guilbert	2011	Nil	Nil	397,500(2)	Nil	Nil	Nil	$397,500
Gary Musil	2011	Nil	Nil	198,750(3)	Nil	Nil	Nil	$198,750
Keith Brill	2011	Nil	Nil	66,250(4)	Nil	Nil	Nil	$66,250

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)

Mr. Guilbert was awarded 15,000,000 options on August 10, 2010 with a grant date fair value of $0.0265 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(3)

Mr. Musil was awarded 7,500,000 options on August 10, 2010 with a grant date fair value of $0.0265 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

(4)

Mr. Brill was awarded 2,500,000 options on August 10, 2010 with a grant date fair value of $0.0265 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 31, 2011 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 602,411,882 shares of common stock issues and outstanding as of January 31, 2011, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	54,762,500 (2) (3)	8.36%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	7,547,000(3)	1.24%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	15,052,500(3)	2.44%
Keith Brill 250 Central Ave Apt B204 New York, NY 11559 USA	2,500,000(3)	0.41%
Larry Liang 6651 N Campbell Ave #254 Tucson, AZ 85718 USA	2,500,000(3)	0.41%
Eddie Othon 6025 S 6th Avenue Tucson, AZ 85706 USA	2,500,000(3)	0.41%
Charles Vollmer 1645 White Pine Drive Vienna, VA 22182 USA	Nil	0%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Cede & Company PO Box 20 Bowling Green Station New York, NY 10274	568,298,672	94.3%
Directors and Executive Officers as a Group	84,862,000	12.39%

(1)

Based on 602,411,882 shares of common stock issued and outstanding as of January 31, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

There are 2,187,500 shares that are held by Alaska Star Minerals LLC. James Briscoe beneficially owns 100% of the membership interest in Alaska Star Minerals LLC. There are 52,575,000 incentive stock options granted to James Briscoe under the 2004, 2007 and 2010 stock option plans that are exercisable at January 31, 2011.

(3)	Includes incentive stock options granted under the 2004, 2007 and 2010 stock option plans that are exercisable at January 31, 2011.

Changes in Control

At January 31, 2011 we had 602,411,882 shares of common stock issued and outstanding. At January 31, 2011 if the settlement of the Convertible Promissory Notes was completed by the issuance of common shares there would be 83,846,926 shares required to convert the notes. Therefore, it is possible that if the holders of our Convertible Promissory Notes were to settle their debt through the issuance of common shares it would cause a change in control.

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

Item 14. Principal Accountants Fees and Services.

Audit Fees

For the fiscal year ended January 31, 2011, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $68,854. For the fiscal year ended January 31, 2010, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $80,823.

Audit Related Fees

For the fiscal year ended January 31, 2011, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0. For the fiscal year ended January 31, 2010, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended January 31, 2011 and 2010, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0 in both years.

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

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Semple, Marchal & Cooper, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Semple, Marchal & Cooper, LLP's independence.

Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)

Exhibit Number	Description of Exhibit
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
10.31	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
10.32	Form of Subscription Agreement for private placement of securities issued October 20, 2010 and November 12, 2010.(10)
10.33	Form of Subscription Agreement for private placement of securities issued January 12, 2011 (11)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.

(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 29, 2010.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2010.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2011.

*	Filed herewith.

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
Dated: May 2, 2011

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Briscoe

James A. Briscoe
Chief Executive Officer, President and Director
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 2, 2011

By: /s/ Gary Musil	By: /s/ Keith Brill

Gary Musil	Keith Brill
Secretary and Director	Director
Dated: May 2, 2011	Dated: May 2, 2011

By: /s/ Larry Liang	By: /s/ Eduardo Othon

Larry Liang	Eduardo Othon
Director	Director
Dated: May 2, 2011	Dated: May 2, 2011