Form 10-Q
period 2011-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2011-06-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 612,411,882 as of June 9, 2011.

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

Our condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "Company", and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiary Big Chunk Corp., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2011
	(Unaudited)	January 31, 2011
Current:
Cash and cash equivalents	$818,635	$1,100,315
Prepaid expenses and supplies	6,496	8,060
Total current assets	825,131	1,108,375

Property and equipment, net	173,127	163,151
Certificates of deposit	3,000	3,000

Total assets	$1,001,258	$1,274,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$3,763	$3,763
Convertible promissory notes, net of discounts	3,000,000	3,000,000
Accounts payable and accrued liabilities	71,381	40,315
Accrued wages to related party	102,700	93,700
Accrued interest	247,015	164,383
Total current liabilities	3,424,859	3,302,161

Long-term debt, net of current portion	21,458	22,024

Total liabilities	3,446,317	3,324,185

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 602,411,882 shares issued and outstanding	6,024	6,024
Additional paid-in capital	45,714,119	45,714,119
Deficit accumulated during the exploration stage	(48,165,202)	(47,769,802)
Total stockholders’ equity (deficit)	(2,445,059)	(2,049,659)

Total liabilities and stockholders’ equity (deficit)	$1,001,258	$1,274,526

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from date
			of inception
	For the three	For the three	(August 20, 2001)
	months ended	months ended	to
	April 30, 2011	April 30, 2010	April 30, 2011
Revenues	$-	$-	$-

Expenses:
Geological and geophysical costs	68,261	5,693	13,220,281
Salaries and benefits	69,404	35,330	3,551,611
Accounting and auditing	40,552	37,268	1,083,360
Public relations	4,598	2,806	728,640
Depreciation	16,463	15,689	831,685
Legal	3,947	21,291	833,139
Professional services	-	-	143,992
General and administrative	81,955	86,692	1,795,087
Travel	27,482	4,037	218,971
Settlement expense	-	-	13,241,020
Impairment loss	-	-	16,092,870
Net operating expenses	312,662	208,806	51,740,656

Loss from operations	(312,662)	(208,806)	(51,740,656)

Other income (expense):
Interest income	415	30	198,170
Interest expense	(83,153)	(186,130)	(5,642,625)
Debt conversion expense	-	-	(103,437)
Loss on sale of assets	-	(3,042)	(42,453)
Loss on change in fair value of warrant liability	-	-	(3,692,462)
Other income		-	1,350,390
Income from Elle Venture	-	-	300,000
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income (expense)	(82,738)	(189,142)	(7,624,546)

Loss before income taxes	(395,400)	(189,142)	(59,365,202)

Income tax expense	-	-	-

Net loss	$(395,400)	$(397,948)	$(59,365,202)

Basic and diluted net loss per share of common stock	$(0.00)	$(0.00)	$(0.77)

Basic and diluted weighted average number of shares of common stock outstanding	602,411,882	314,380,703	77,150,236

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Additional paid-in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity (deficit)

	Common stock
	Shares	Amount
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886	(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Discounts on convertible promissory notes for beneficial conversion feature and detachable purchase warrants	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	(19,865,419)	(19,865,419)
Balance, January 31, 2011	602,411,882	6,024	45,714,119	(47,769,802)	(2,049,659)
Net loss for the three months ended April 30, 2011	-	-	-	(395,400)	(395,400)
Balance, April 30, 2011	602,411,882	$6,024	$45,714,119	$(48,165,202)	$(2,445,059)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Cumulative from
				date of inception
	For the three		For the three	(August 20, 2001)
	months ended		months ended	to
	April 30, 2011		April 30, 2010	April 30, 2011
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(395,400)	$	(397,948)	$(59,365,202)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	16,463		15,689	832,696
Amortization of deferred financing charges	-		10,609	542,716
Amortization of discount on convertible promissory notes	-		98,029	3,632,995
Mineral claim costs	-		-	343,085
Impairment loss	-		-	16,092,870
Loss on sale of fixed assets	-		3,042	42,453
Loss on change in fair value of warrant liability	-		-	3,692,462
Share based compensation	-		-	4,297,983
Share and warrant based payments	-		152,800	13,795,973
Interest paid through issuance of debt	-		-	282,569
Non-cash other income from sale of mineral claims	-		-	(1,000,000)
Changes in assets and liabilities:
Prepaid expenses and supplies	1,564		128,384	35,951
Other current assets	-		-	(7,875)
Certificates of deposit	-		-	(11,435)
Other assets	-		-	(25,000)
Accounts payable and accrued expenses	31,066		(158,103)	65,366
Accrued wages related party	9,000		(75,000)	102,700
Accrued interest	82,632		76,467	655,216
Net cash used in operating activities	(254,675)		(146,031)	(15,994,477)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-		252,368	407,327
Proceeds from redemption of certificate of deposit	-		-	213,232
Purchase of certificate of deposit	-		-	(204,797)
Purchase of equipment	(26,439)		-	(1,176,057)
Net cash provided by (used in) investing activities	(26,439)		252,368	(760,295)

Cash flows from financing activities:
Principal activity on long-term debt	(566)		(104,729)	(497,119)
Principal activity on capital lease obligation	-		-	(39,298)
Principal activity on convertible promissory notes	-		-	(286,227)
Proceeds from the issuance of common stock, net of expenses	-		-	12,424,755
Proceeds from the sale of convertible promissory notes	-		-	5,772,371
Proceeds from long-term debt	-		-	198,925
Net cash provided by (used in) financing activities	(566)		(104,729)	17,573,407

Net increase (decrease) in cash and cash equivalents for period	(281,680)		1,608	818,635

Cash and cash equivalents, beginning of period	1,100,315		20,522	-

Cash and cash equivalents, end of period	$818,635		$22,130	$818,635

Interest paid during the period	$521		$1,025	$201,156

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on our mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. to reflect our current concentrated efforts on uranium exploration. We are considered to be an exploration stage company, as we have not generated any revenues from operations.

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

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) with the on-going assumption that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our operations have primarily been funded by the issuance of common stock and debt. Continued operations are dependent on our ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, or may not be available on reasonable terms.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2011 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2011 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Use of estimates – continued

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At April 30, 2011 and January 31, 2011, we had cash in bank deposit accounts that exceeded federally insured limits of $551,000 and $751,000, respectively.

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

Fair Value of Financial Assets and Liabilities

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies – continued

Net loss per share – continued that are not anti-dilutive. At April 30, 2011 and January 31, 2011, there were 204,639,535 potentially dilutive instruments outstanding. Additionally, at April 30, 2011 and January 31, 2011 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 106,285,270 and 83,846,926 additional shares, respectively. At April 30, 2011 and January 31, 2011 there are 1,250,000,000 common shares authorized. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2011, that are of significance, or potential significance, to us.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	April 30, 2011	January 31, 2011
Geology equipment	$345,533	$327,105
Drilling equipment	-	-
Vehicles and transportation equipment	50,180	50,180
Office furniture and equipment	82,583	74,572
	478,296	451,857
Less: Accumulated depreciation	(305,169)	(288,706)

	$173,127	$163,151

NOTE 5 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010 we issued a secured convertible promissory note (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount was $4,000,000 and bears interest at a rate of 10% per annum compounded monthly. On August 17, 2010 we transferred 95 of our Alaska State mineral claims to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note. No interest accrued on the $1,000,000 of the original advanced amount. Principal balance of the Convertible Note at April 30, 2011 and January 31, 2011 was $3,000,000. Accrued interest on the Convertible Note at April 30, 2011 and January 31, 2011 was $247,015 and $164,383, respectively.

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

The Convertible Note is secured against substantially all of the Company’s assets. The Convertible Note is due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion of its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Convertible Note (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Note will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At April 30, 2011, Northern Dynasty has not yet expended the $1,000,000 earn in expenses. The Convertible Note may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 5 – Convertible promissory notes – continued

If settlement of the Convertible Note occurred on April 30, 2011, we would have been obligated to pay $3,000,000 in principal and $247,015 of accrued interest. If the settlement were completed by the issuance of common shares the conversion price at April 30, 2011 would have been $0.03055 per share for a total of 106,285,270 shares required to convert the Convertible Note.

We have classified the entire amount as a current liability as the joint venture agreement has not been finalized at April 30, 2011 and as a result the Convertible Note can be called by Northern Dynasty.

NOTE 6 – Common stock

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

As of April 30, 2011, there were 108,475,660 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.3 years and a weighted average exercise price of $0.04 per whole warrant for one common share. Whole share purchase warrants outstanding at April 30, 2011 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2010	61,180,463	$0.08
Issued	188,589,884	0.02
Exercised	(140,808,847)	0.002
Expired	(485,840)	6.00

Outstanding, January 31, 2011	108,475,660	0.04

Outstanding, April 30, 2011	108,475,660	$0.04
Exercisable, April 30, 2011	108,475,660	$0.04

NOTE 7 – Related party transactions

We entered into the following transactions with related parties during the period ended April 30, 2011:

Paid or accrued $1,566 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $522 per month.

Accrued $102,700 of unpaid wages to Jim Briscoe, our President and CEO.

We entered into the following transactions with related parties during the period ended April 30, 2010:

Paid or accrued $1,378 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month.

The Company sold a trailer to Jim Briscoe, our President and CEO, for $3,000.

Accrued $24,500 of unpaid wages to Jim Briscoe, our President and CEO.

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

In December 2010 we entered into a 12 month non-cancellable operating lease for office space. The lease calls for monthly payments of rent plus sales tax of $2,280. We have the option to extend the lease for one additional twelve month term at current market rates. We recognized rent expense of $6,839 during the three months ended April 30, 2011 pursuant to this lease. Future minimum lease payments pursuant to this lease total $17,430 payable during the fiscal year ending January 31, 2012.

NOTE 9 – Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. We estimate the fair value of level 3 inputs using the Black-Scholes valuation model. We use historical volatility as its method to estimate expected volatility. At April 30, 2011 and January 31, 2011 we had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs.

NOTE 10 – Subsequent events

Effective May 18, 2011, we entered into an engagement letter agreement with McNicoll, Lewis & Vlak LLC (“MLV”), whereby MLV agrees to provide certain exclusive and other non-exclusive financial advisory services (the “Services”) to our company, such Services to include general corporate advisory and possible merger/acquisition work involving our company or our core company assets including Big Chunk in Alaska, and Tombstone and North Pipes in Arizona. In consideration for the Services, we have agreed to pay MLV a retainer fee of $20,000 per month which fee may be paid in the form of cash or common shares of our company, however the minimum cash payment shall be $10,000 per month and the common shares will be issued at a price equal to the market price (being the five day closing average price) on the date prior to the date of issuance of those shares, less a 25% discount. We also agreed to pay a success fee on the completion of a merger, acquisition, joint venture, sale, asset sale, asset purchase, strategic investment with a company or companies engaged in the metals and mining industry or vend-in or strategic partnership. We have also agreed to pay a placement fee for any equity or debt offering of which MLV introduced the investor. The placement fee will be payable as to cash and shares.

In June 2011 an investor exercised 10,676,087 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 10,000,000 shares of common stock and cancelled 676,087 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

NOTE 10 – Going concern

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

Our Business

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “us”, or “Liberty Star”). Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

Liberty Star is in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was a drilling contractor. Redwall was dissolved on March 30, 2010. We are an exploration stage company, as we have not generated revenues from operations. Our significant projects are:

North Pipes Super Project (“NPSP”): NPSP is located in Northern Arizona on the Arizona Strip and we plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium. We have not identified any ore reserves to date.

Big Chunk Super Project (“Big Chunk”): Big Chunk is located in the Iliamna region of Southwestern Alaska and we plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver and zinc. We have not identified any ore reserves to date.

Bonanza Hills Project (“Bonanza Hills”): Bonanza Hills is located in the Iliamna region of Southwestern Alaska and we plan to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver. We have not identified any ore reserves to date.

Tombstone Porphyry-Precious Metals Project (“Tombstone”): Tombstone is located in Cochise County, Arizona and we plan to ascertain whether the Tombstone claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead and zinc. We have not identified any ore reserves to date.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors" in this Form 10-Q and in our Form 10-K for the year ended January 31, 2011 for additional information about the risks of mineral exploration.

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Results of Operations

Material Changes in Financial Condition from January 31, 2011 to April 30, 2011

We had cash and cash equivalents in the amount of $818,635 as of April 30, 2011 compared to $1,100,315 as of January 31, 2011. We had negative working capital of $(2,599,728) as of April 30, 2011 compared to $(2,193,786) as of January 31, 2011. During the three months ended April 30, 2011, the Company purchased computer and geology equipment for $26,439. We received no cash inflows from financing activities during the three months ended April 30, 2011.

Material Changes in Results of Operations from April 30, 2011 to April 30, 2010

Results of operations for the three months ended April 30, 2011 were comparable to results of operations for the three months ended April 30, 2011. We had a net loss of $(395,400) for the three months ended April 30, 2011 compared to a net loss of $(397,948) for the three months ended April 30, 2010. During the three months ended April 30, 2011, we incurred more costs for exploration, salaries and travel and less on interest expense than we did during the three months ended April 30, 2010. We hired SRK Consulting Inc to perform a technical report on our Tombstone claims during the three months ended April 30, 2011. No significant exploration activities were performed during the three months ended April 30, 2010. We had two executive positions during the three months ended April 30, 2011 that were not staffed during the three months ended April 30, 2010. An increase in travel costs was due to an increase in international travel by our executives in an effort to pursue financing sources.

Critical Accounting Policies

The condensed consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2011. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended January 31, 2011. Our total stockholders’ equity (deficit) at April 30, 2011 was $(2,445,059).

Our condensed consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Mineral claims

We account for costs incurred to acquire, maintain and explore mineral properties as a charge to expense in the period incurred until the time that a proven mineral resource is established, at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2011, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2011 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $818,635 and negative working capital of $(2,599,728) as of April 30, 2011. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Convertible Note and private placements of our securities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2011 is $(59,365,202). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2011 an investor exercised 10,676,087 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 10,000,000 shares of common stock and cancelled 676,087 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)

Exhibit Number	Description of Exhibit
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
10.31	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
10.32	Form of Subscription Agreement for private placement of securities issued October 20, 2010 and November 12, 2010.
10.33	Form of Subscription Agreement for private placement of securities issued January 12, 2011 (11)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.
(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 29, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2010.
(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2011.
*	Filed herewith.

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

Date: June 14, 2011