Form 10-Q
period 2011-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2011-09-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
625,099,389 as of September 13, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2011
	(Unaudited)	January 31, 2011
Current:
Cash and cash equivalents	$449,976	$1,100,315
Prepaid expenses and supplies	6,947	8,060
Total current assets	456,923	1,108,375

Property and equipment, net	158,890	163,151
Certificates of deposit	3,000	3,000

Total assets	$618,813	$1,274,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$3,763	$3,763
Convertible promissory note	3,000,000	3,000,000
Accounts payable and accrued liabilities	73,731	40,315
Accrued wages to related party	111,700	93,700
Accrued interest	328,869	164,383
Total current liabilities	3,518,063	3,302,161

Long-term debt, net of current portion	20,418	22,024

Total liabilities	3,538,481	3,324,185

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 622,411,882 and 602,411,882 shares issued and outstanding	6,224	6,024
Additional paid-in capital	45,713,919	45,714,119
Deficit accumulated during the exploration stage	(48,639,811)	(47,769,802)
Total stockholders’ equity (deficit)	(2,919,668)	(2,049,659)

Total liabilities and stockholders’ equity (deficit)	$618,813	$1,274,526

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

									Cumulative from
									date of inception
		For the three		For the three		For the six		For the six	(August 20, 2001)
		months ended		months ended		months ended		months ended	to
		July 31, 2011		July 31, 2010		July 31, 2011		July 31, 2010	July 31, 2011
Revenues		$-		$-		$-		$-	$-

Expenses:
Geological and geophysical costs		138,851		72,099		207,112		77,792	13,359,132
Salaries and benefits		71,837		36,431		141,241		63,460	3,623,448
Accounting and auditing		15,000		17,883		55,552		55,151	1,098,360
Public relations		36,545		1,890		41,143		3,896	765,185
Depreciation		15,681		15,288		32,144		30,977	848,377
Legal		21,375		21,893		25,322		43,184	854,514
Professional services		-		-		-		-	143,992
General and administrative		81,425		21,586		163,380		40,278	1,875,501
Travel		11,727		800		39,209		4,837	230,698
Settlement expense		-		-		-		-	13,241,020
Impairment loss		-		-		-		-	16,092,870
Net operating expenses		392,441		187,870		705,103		319,575	52,133,097

Loss from operations		(392,441)		(187,870)		(705,103)		(319,575)	(52,133,097)

Other income (expense):
Interest income		276		83		691		113	198,446
Interest expense		(82,444)		(322,634)		(165,597)		(508,764)	(5,725,069)
Debt conversion expense		-		-		-		-	(103,437)
Loss on sale of assets		-		-		-		(3,042)	(42,453)
Loss on change in fair value of warrant liability		-		(313,555)		-		(313,555)	(3,692,462)
Other income		-		125,000		-		125,000	1,350,390
Income from Elle Venture		-		-		-		-	300,000
Foreign exchange gain		-		-		-		-	505
Gain on settlement of debt to related party		-		-		-		-	7,366
Total other income (expense)		(82,168)		(511,106)		(164,906)		(700,248)	(7,706,714)

Loss before income taxes		(474,609)		(698,976)		(870,009)		(1,019,823)	(59,839,811)

Income tax expense		-		-		-		-	-

Net loss		$(474,609)	$	(698,976)		$(870,009)	$	(1,019,823)	$(59,839,811)

Basic and diluted net loss per share of common stock	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)	$(0.66)

Basic and diluted weighted average number of shares of common stock outstanding		613,390,143		425,945,113		607,961,333		367,837,438	90,733,405

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit	Total
			Additional	accumulated	stockholders’
	Common stock		paid-in	during the	equity
	Shares	Amount	capital	exploration stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31, 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886	(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Discounts on convertible promissory notes for beneficial conversion feature and detachable purchase warrants	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	(19,865,419)	(19,865,419)
Balance, January 31, 2011	602,411,882	6,024	45,714,119	(47,769,802)	(2,049,659)
Exercise of common stock purchase warrants	20,000,000	200	(200)	-	-
Net loss for the six months ended July 31, 2011	-	-	-	(870,009)	(870,009)
Balance, July 31, 2011	622,411,882	$6,224	$45,713,919	$(48,639,811)	$(2,919,668)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Cumulative from
				date of inception
	For the six months		For the six months	(August 20, 2001)
	ended		ended	to
	July 31, 2011		July 31, 2010	July 31, 2011
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(870,009)	$	(1,019,823)	$(59,839,811)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	32,144		30,977	848,377
Amortization of deferred financing charges	-		19,690	542,716
Amortization of discount on convertible promissory notes	-		205,185	3,632,995
Mineral claim costs	-		-	343,085
Impairment loss	-		-	16,092,870
Loss on sale of fixed assets	-		3,042	42,453
Loss on change in fair value of warrant liability	-		313,555	3,692,462
Share based compensation	-		-	4,297,983
Share and warrant based payments	-		282,570	13,795,973
Interest paid through issuance of debt	-		-	282,569
Non-cash other income from sale of mineral claims	-		-	(1,000,000)
Changes in assets and liabilities:
Prepaid expenses and supplies	1,113		128,091	35,500
Other current assets	-		-	(7,875)
Certificates of deposit	-		-	(11,435)
Other assets	-		-	(25,000)
Accounts payable and accrued expenses	33,416		(200,089)	67,716
Accrued wages related party	18,000		(17,000)	111,700
Accrued interest	164,486		-	737,070
Net cash used in operating activities	(620,850)		(253,802)	(16,360,652)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-		252,368	407,327
Proceeds from redemption of certificate of deposit	-		-	213,232
Purchase of certificate of deposit	-		-	(204,797)
Purchase of equipment	(27,883)		-	(1,177,501)
Net cash provided by (used in) investing activities	(27,883)		252,368	(761,739)

Cash flows from financing activities:
Principal activity on long-term debt	(1,606)		(106,366)	(498,159)
Principal activity on capital lease obligation	-		-	(39,298)
Principal activity on convertible promissory notes	-		-	(286,227)
Proceeds from the issuance of common stock, net of expenses	-		-	12,424,755
Proceeds from the sale of convertible promissory notes	-		466,217	5,772,371
Proceeds from long-term debt	-		-	198,925
Net cash provided by (used in) financing activities	(1,606)		359,851	17,572,367

Net increase (decrease) in cash and cash equivalents for period	(650,339)		358,417	449,976

Cash and cash equivalents, beginning of period	1,100,315		20,522	-

Cash and cash equivalents, end of period	$449,976		$378,939	$449,976

Interest paid during the period	$1,111		$1,321	$201,746

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

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) with the on-going assumption that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our operations have primarily been funded by the issuance of common stock and debt. Continued operations are dependent on our ability to complete equity financings, debt financings, joint venture agreements or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available, or may not be available on reasonable terms.

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2011 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2011 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Principles of consolidation
The condensed consolidated financial statements include our accounts and our wholly-owned subsidiary, Big Chunk, from the date of acquisition, February 5, 2004. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents
We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At July 31, 2011 and January 31, 2011, we had cash in bank deposit accounts that exceeded federally insured limits of $186,000 and $751,000, respectively.

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

Net loss per share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At July 31, 2011 and January 31, 2011, there were 171,077,772 and 204,639,535 potentially dilutive instruments outstanding, respectively. Additionally, at July 31, 2011 and January 31, 2011 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 64,675,903 and 83,846,926 additional shares, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies – continued

Recently issued accounting standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 31, 2011, that are of significance, or potential significance, to us.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	July 31, 2011	January 31, 2011
Geology equipment	$346,977	$327,105
Vehicles and transportation equipment	50,180	50,180
Office furniture and equipment	82,583	74,572
	479,740	451,857
Less: Accumulated depreciation	(320,850)	(288,706)

	$158,890	$163,151

NOTE 5 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010 we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). Principal balance of the Convertible Note at July 31, 2011 and January 31, 2011 was $3,000,000. Accrued interest on the Convertible Note at July 31, 2011 and January 31, 2011 was $328,869 and $164,383, respectively.

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

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Note will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At July 31, 2011, Northern Dynasty has not yet expended the $1,000,000 earn in expenses. The Convertible Note may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

If settlement of the Convertible Note occurred on July 31, 2011, we would have been obligated to pay $3,000,000 in principal and $328,869 of accrued interest. If the settlement were completed by the issuance of common shares the conversion price at July 31, 2011 would have been $0.05147 per share for a total of 64,675,903 shares required to convert the Convertible Note.

We have classified the entire amount as a current liability as the joint venture agreement has not been finalized at July 31, 2011 and as a result the Convertible Note can be called by Northern Dynasty.

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

In June 2011 an investor exercised 21,061,763 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 20,000,000 shares of common stock and cancelled 1,061,763 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

As of July 31, 2011, there were 87,413,897 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.8 years and a weighted average exercise price of $0.05 per whole warrant for one common share. Whole share purchase warrants outstanding at July 31, 2011 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2011	108,475,660	0.04
Exercised	(21,061,763)	0.002

Outstanding, July 31, 2011	87,413,897	$0.05
Exercisable, July 31, 2011	87,413,897	$0.05

During the six months ended July 31, 2011 there were 12,500,000 vested incentive stock options that expired and no stock options granted. The expired options had a weighted average exercise price of $0.038 per option. At July 31, 2011 there were 778,500 non-qualified stock options outstanding and exercisable with a weighted average exercise price of $1.654 per option. At July 31, 2011 there were 82,885,375 incentive stock options outstanding and exercisable with a weighted average exercise price of $0.049 per option.

NOTE 7 – Related party transactions

We entered into the following transactions with related parties during the period ended July 31, 2011:

Paid or accrued $3,132 in rent. We rented an office from Jim Briscoe, our Chairman of the Board and CFO, on a month-to-month basis for $522 per month.

Accrued $111,700 of unpaid wages to Jim Briscoe, our Chairman of the Board and CFO.

We entered into the following transactions with related parties during the period ended July 31, 2010:

Paid or accrued $2,756 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month.

The Company sold a trailer to Jim Briscoe, our President and CEO, for $3,000.

Accrued $82,500 of unpaid wages to Jim Briscoe, our President and CEO.

NOTE 8 – Commitments

The Company is required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims will be approximately $260,600. We have been informed by Northern Dynasty Minerals Inc. that sufficient funds have been expended by them to maintain the claims until August 31, 2012.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 8 – Commitments – continued

The Company is required to pay annual rentals for its Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals due by September 1, 2011 for the period from September 1, 2011 through September 1, 2012 of $60,340 have been paid.

In May 2011, we entered into an engagement letter agreement with McNicoll, Lewis & Vlak LLC (“MLV”), whereby MLV agrees to provide certain exclusive and other non-exclusive financial advisory services (the “Services”) to our company, such Services to include general corporate advisory and possible merger/acquisition work involving our company or our core company assets including Big Chunk in Alaska, and Tombstone and North Pipes in Arizona. In consideration for the Services, we have agreed to pay MLV a retainer fee of $20,000 per month which fee may be paid in the form of cash or common shares of our company, however the minimum cash payment shall be $10,000 per month and the common shares will be issued at a price equal to the market price (being the five day closing average price) on the date prior to the date of issuance of those shares, less a 25% discount. We also agreed to pay a success fee on the completion of a merger, acquisition, joint venture, sale, asset sale, asset purchase, strategic investment with a company or companies engaged in the metals and mining industry or vend-in or strategic partnership. We have also agreed to pay a placement fee for any equity or debt offering of which MLV introduced the investor. The placement fee will be payable as to cash and shares.

In December 2010 we entered into a 12 month non-cancellable operating lease for office space. The lease calls for monthly payments of rent plus sales tax of $2,280. We have the option to extend the lease for one additional twelve month term at current market rates. We recognized rent expense of $13,679 during the six months ended July 31, 2011 pursuant to this lease. Future minimum lease payments pursuant to this lease total $10,590 payable during the fiscal year ending January 31, 2012.

In June 2011 we entered into a two year non-cancellable operating lease for warehouse space in Tucson. The lease calls for monthly payments of rent plus sales tax of $3,550. We have the option to extend the lease for one additional two year term at current market rates. We recognized rent expense of $7,100 during the six months ended July 31, 2011 pursuant to this lease. Future minimum lease payments pursuant to this lease total $42,600 payable during the twelve months ended July 31, 2012 and $35,500 payable during the twelve months ended July 31, 2013.

NOTE 9 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the six month period ended July 31, 2011 were as follows:

Issued 20,000,000 shares of common stock and cancelled 1,061,763 common stock purchase warrants for $0 proceeds received from the cash-less exercise of August 2009 common stock purchase warrants.

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

NOTE 10 – Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. We estimate the fair value of level 3 inputs using the Black-Scholes valuation model. We use historical volatility as its method to estimate expected volatility. At July 31, 2011 and January 31, 2011 we had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE 11 – Subsequent events

In August 2011 one investor exercised 2,598,898 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 2,500,000 shares of common stock and cancelled 98,898 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

In August 2011 one investor exercised 192,308 of the May 2007 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 187,507 shares of common stock and cancelled 4,801 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

On August 10, 2011, James Briscoe has resigned as the President of our company and Larry Liang has been promoted from Executive Vice President to President. Mr. Briscoe remains our Chairman of the Board, Chief Executive Officer and Chief Geologist.

On September 7, 2011 we announced we entered into a letter agreement with Sagebrush Gold Ltd. to form a joint venture agreement. Under the terms of the letter agreement, all the uranium properties held by Sagebrush and Liberty Star will be transferred to a new corporation in exchange for shares of the new corporation. The letter agreement will terminate on December 31, 2011 if the reorganization is not complete unless extended by both parties. Sagebrush has advanced $100,000 under the agreement and in return, Liberty Star has agreed to issue to Sagebrush 5,000,000 shares of our common stock and 2,500,000 warrants.

NOTE 12– Going concern

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

On September 7, 2011 we announced that we entered into a letter agreement with Sagebrush Gold Ltd. to form a joint venture agreement. Under the terms of the letter agreement, all the uranium properties held by Sagebrush and Liberty Star will be transferred to a new corporation in exchange for shares of the new corporation. The letter agreement will terminate on December 31, 2011 if the reorganization is not complete unless extended by both parties. Sagebrush has advanced $100,000 under the agreement and in return, Liberty Star has agreed to issue to Sagebrush 5,000,000 shares of our common stock and 2,500,000 warrants.

Results of Operations

Material Changes in Financial Condition for the Six Month Period Ended July 31, 2011

We had cash and cash equivalents in the amount of $449,976 as of July 31, 2011 compared to $1,100,315 as of January 31, 2011. We had negative working capital of $(3,061,140) as of July 31, 2011 compared to $(2,193,786) as of January 31, 2011. We received no cash inflows from financing activities during the six months ended July 31, 2011. We utilized our cash funds in order to increase exploration activities at our Tombstone claims through hiring of new staff and working with a geology consulting firm. We also increased our administrative staffing in order to assist our executives in their efforts to raise additional funds for operations. During the six months ended July 31, 2011, the Company purchased computer equipment for $27,883 as part of a project to upgrade our computer systems. We acquired new office space and warehouse space in Tucson, AZ spending approximately $20,700 on rent during the six months ended July 31, 2011.

Material Changes in Results of Operations for the Three and Six Month Periods Ended July 31, 2011 and July 31, 2010

We had a net loss of $(474,609) for the three months ended July 31, 2011 compared to a net loss of $(698,976) for the three months ended July 31, 2010. During the six months ended July 31, 2011 we had a net loss of $(870,009) compared to a net loss of $(1,019,823) for the six months ended July 31, 2010. During the three and six months ended July 31, 2011, we incurred more costs for exploration, salaries, administrative activities and travel and incurred less costs for interest expense than we did during the three and six months ended July 31, 2010. We hired SRK Consulting Inc. to perform a technical report on our Tombstone claims this year. No significant exploration activities were performed last year. We hired two executive positions, two administrative positions and support staff for our geology department this year. These positions were not staffed during last year. An increase in travel costs was due to an increase in international travel by our executives in an effort to pursue financing sources.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended January 31, 2011. Our total stockholders’ equity (deficit) at July 31, 2011 was $(2,919,668).

Our condensed consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management is working to secure additional funds through the exercise of stock warrants already outstanding, debt financings, equity financings or joint venture agreements. Such financings may not be available, or may not be available on reasonable terms.

Mineral claims

We account for costs incurred to acquire, maintain and explore mineral properties as a charge to expense in the period incurred until the time that a proven mineral resource is established, at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

Convertible promissory note

We reviewed the convertible promissory note and the related subscription agreement to determine the appropriate reporting within the financial statements. We report convertible promissory notes as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We bifurcate conversion options and detachable common stock purchase warrants and report them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2011, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2011 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash in the amount of $449,976 and negative working capital of $(3,061,140) as of July 31, 2011. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Convertible Note and private placements of our securities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2011 is $(59,839,811). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2011 an investor exercised 21,061,763 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 20,000,000 shares of common stock and cancelled 1,061,763 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In August 2011 one investor exercised 2,598,898 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 2,500,000 shares of common stock and cancelled 98,898 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In August 2011 one investor exercised 192,308 of the May 2007 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 187,507 shares of common stock and cancelled 4,801 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On September 7, 2011 we announced that we entered into a letter agreement with Sagebrush Gold Ltd. to form a joint venture agreement. Under the terms of the letter agreement, all the uranium properties held by Sagebrush and Liberty Star will be transferred to a new corporation in exchange for shares of the new corporation. The letter agreement will terminate on December 31, 2011 if the reorganization is not complete unless extended by both parties. Sagebrush has advanced $100,000 under the agreement and in return, Liberty Star has agreed to issue to Sagebrush 5,000,000 shares of our common stock and 2,500,000 warrants. We expect to rely on an exemption from registration set out in Section 4(2) of the Securities Act of 1933 to issue these shares and warrants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)

Exhibit Number	Description of Exhibit
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
10.31	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
10.32	Form of Subscription Agreement for private placement of securities issued October 20, 2010 and November 12, 2010.
10.33	Form of Subscription Agreement for private placement of securities issued January 12, 2011 (11)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.

(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 29, 2010.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2010.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2011.

*	Filed herewith

** Pursuant to a grace period for our first XBRL submission, we plan to file our financial statements in XBRL format by filing an amendment to this quarterly report on Form 10-Q within 30 days after the earlier of the due date or filing date of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By: /s/ James Briscoe
James Briscoe, Chairman,
Chief Executive Officer,
Chief Financial Officer, and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: September 14, 2011