Form 10-Q/A
period 2011-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2011-09-29
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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
625,099,389 as of September 13, 2011.

EXPLANATORY NOTE

This Form 10-Q/A is being filed to submit exhibits related to our first XBRL filing and to reclassify certain prior-year amounts to conform to the current-year presentation.

No other changes have been made to the original Form 10-Q, filed with the Securities and Exchange Commission on September 14, 2011. Except for the changes described above, this Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update disclosures made in the original Form 10-Q.

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

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

									Cumulative from
									date of inception
		For the three		For the three		For the six		For the six	(August 20, 2001)
		months ended		months ended		months ended		months ended	to
		July 31, 2011		July 31, 2010		July 31, 2011		July 31, 2010	July 31, 2011
Revenues		$-		$-		$-		$-	$-

Expenses:
Geological and geophysical costs		138,851		72,099		207,112		77,792	13,359,132
Salaries and benefits		71,837		36,431		141,241		63,460	3,623,448
Public relations		36,545		1,890		41,143		3,896	765,185
Depreciation		15,681		15,288		32,144		30,977	848,377
Legal		21,375		21,893		25,322		43,184	854,514
Professional services		15,000		17,883		55,552		55,151	1,242,352
General and administrative		81,425		21,586		163,380		40,278	1,875,501
Travel		11,727		800		39,209		4,837	230,698
Settlement expense		-		-		-		-	13,241,020
Impairment loss		-		-		-		-	16,092,870
Net operating expenses		392,441		187,870		705,103		319,575	52,133,097

Loss from operations		(392,441)		(187,870)		(705,103)		(319,575)	(52,133,097)

Other income (expense):
Interest income		276		83		691		113	198,446
Interest expense		(82,444)		(322,634)		(165,597)		(508,764)	(5,725,069)
Debt conversion expense		-		-		-		-	(103,437)
Loss on sale of assets		-		-		-		(3,042)	(42,453)
Loss on change in fair value of warrant liability		-		(313,555)		-		(313,555)	(3,692,462)
Other income		-		125,000		-		125,000	1,350,390
Income from Elle Venture		-		-		-		-	300,000
Foreign exchange gain		-		-		-		-	505
Gain on settlement of debt to related party		-		-		-		-	7,366
Total other income (expense)		(82,168)		(511,106)		(164,906)		(700,248)	(7,706,714)

Loss before income taxes		(474,609)		(698,976)		(870,009)		(1,019,823)	(59,839,811)

Income tax expense		-		-		-		-	-

Net loss		$(474,609)	$	(698,976)		$(870,009)	$	(1,019,823)	$(59,839,811)

Basic and diluted net loss per share of common stock	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)	$(0.66)

Basic and diluted weighted average number of shares of common stock outstanding		613,390,143		425,945,113		607,961,333		367,837,438	90,733,405

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit	Total
			Additional	accumulated	stockholders’
	Common stock		paid-in	during the	equity
	Shares	Amount	capital	exploration stage	(deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31, 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886	(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Beneficial conversion feature of convertible promissory notes	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	(19,865,419)	(19,865,419)
Balance, January 31, 2011	602,411,882	6,024	45,714,119	(47,769,802)	(2,049,659)
Exercise of common stock purchase warrants	20,000,000	200	(200)	-	-
Net loss for the six months ended July 31, 2011	-	-	-	(870,009)	(870,009)
Balance, July 31, 2011	622,411,882	$6,224	$45,713,919	$(48,639,811)	$(2,919,668)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Cumulative from
				date of inception
	For the six months		For the six months	(August 20, 2001)
	ended		ended	to
	July 31, 2011		July 31, 2010	July 31, 2011
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(870,009)	$	(1,019,823)	$(59,839,811)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	32,144		30,977	848,377
Amortization of deferred financing charges	-		19,690	542,716
Amortization of discount on convertible promissory notes	-		205,185	3,632,995
Impairment loss	-		-	16,092,870
Loss on sale of fixed assets	-		3,042	42,453
Loss on change in fair value of warrant liability	-		313,555	3,692,462
Share based compensation	-		-	4,297,983
Share and warrant based payments	-		282,570	14,421,627
Non-cash other income from sale of mineral claims	-		-	(1,000,000)
Changes in assets and liabilities:
Prepaid expenses and supplies	1,113		128,091	35,500
Other current assets	-		-	(7,875)
Certificates of deposit	-		-	(11,435)
Other assets	-		-	(25,000)
Accounts payable and accrued expenses	33,416		(200,089)	67,716
Accrued wages related party	18,000		(17,000)	111,700
Accrued interest	164,486		-	737,070
Net cash used in operating activities	(620,850)		(253,802)	(16,360,652)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-		252,368	407,327
Proceeds from redemption of certificate of deposit	-		-	213,232
Purchase of certificate of deposit	-		-	(204,797)
Purchase of equipment	(27,883)		-	(1,177,501)
Net cash provided by (used in) investing activities	(27,883)		252,368	(761,739)

Cash flows from financing activities:
Principal activity on long-term debt	(1,606)		(106,366)	(498,159)
Principal activity on capital lease obligation	-		-	(39,298)
Principal activity on convertible promissory notes	-		-	(286,227)
Proceeds from the issuance of common stock, net of expenses	-		-	12,424,755
Proceeds from the sale of convertible promissory notes	-		466,217	5,772,371
Proceeds from long-term debt	-		-	198,925
Net cash provided by (used in) financing activities	(1,606)		359,851	17,572,367

Net increase (decrease) in cash and cash equivalents for period	(650,339)		358,417	449,976

Cash and cash equivalents, beginning of period	1,100,315		20,522	-

Cash and cash equivalents, end of period	$449,976		$378,939	$449,976

Interest paid during the period	$1,111		$1,321	$201,746

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

At July 31, 2011 we had a balance of accrued unpaid wages of $111,700 to Jim Briscoe, our Chairman of the Board and CFO.

We entered into the following transactions with related parties during the period ended July 31, 2010:

Paid or accrued $2,756 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $459 per month.

The Company sold a trailer to Jim Briscoe, our President and CEO, for $3,000.

At July 31, 2010 we had a balance of accrued unpaid wages of $82,500 to Jim Briscoe, our President and CEO.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)

Exhibit Number	Description of Exhibit
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
10.31	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
10.32	Form of Subscription Agreement for private placement of securities issued October 20, 2010 and November 12, 2010.
10.33	Form of Subscription Agreement for private placement of securities issued January 12, 2011 (11)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS *	XBRL INSTANCE DOCUMENT
101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.

(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.

(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.

(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.

(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.

(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.

(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 29, 2010.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2010.

(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2011.

*	Filed herewith

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

Date: September 29, 2011