Form 10-Q
period 2011-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2011-12-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
630,099,389 as of December 12, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2011
	(Unaudited)	January 31, 2011
Current:
Cash and cash equivalents	$182,392	$1,100,315
Prepaid expenses and supplies	5,613	8,060
Total current assets	188,005	1,108,375

Property and equipment, net	144,062	163,151
Certificates of deposit	3,000	3,000

Total assets	$335,067	$1,274,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$3,763	$3,763
Convertible promissory note	3,561,816	3,000,000
Accounts payable and accrued liabilities	26,307	40,315
Accrued wages to related party	120,700	93,700
Accrued interest	422,034	164,383
Total current liabilities	4,134,620	3,302,161

Long-term debt, net of current portion	19,353	22,024

Total liabilities	4,153,973	3,324,185

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 630,099,389 and 602,411,882 shares issued and outstanding	6,301	6,024
Additional paid-in capital	45,813,842	45,714,119
Deficit accumulated during the exploration stage	(49,639,049)	(47,769,802)
Total stockholders’ equity (deficit)	(3,818,906)	(2,049,659)

Total liabilities and stockholders’ equity (deficit)	$335,067	$1,274,526

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

									Cumulative from
									date of inception
		For the three		For the three		For the nine		For the nine	(August 20, 2001)
		months ended		months ended		months ended		months ended	to
		October 31, 2011		October 31, 2010		October 31, 2011		October 31, 2010	October 31, 2011
Revenues		$-		$-		$-		$-	$-

Expenses:
Geological and geophysical costs		703,150		1,406,081		910,262		1,483,873	14,062,282
Salaries and benefits		84,536		1,170,642		225,777		1,234,102	3,707,984
Public relations		5,299		27,486		46,442		31,382	770,484
Depreciation		15,758		14,633		47,902		45,610	864,135
Legal		25,058		117,218		50,380		160,402	879,572
Professional services		12,655		15,381		68,207		70,532	1,255,007
General and administrative		50,224		32,481		213,604		72,759	1,925,725
Travel		8,941		22,957		48,150		27,794	239,639
Settlement expense		-		13,241,020		-		13,241,020	13,241,020
Impairment loss		-		-		-		-	16,092,870
Net operating expenses		905,621		16,047,899		1,610,724		16,367,474	53,038,718

Loss from operations		(905,621)		(16,047,899)		(1,610,724)		(16,367,474)	(53,038,718)

Other income (expense):
Interest income		114		88		805		201	198,560
Interest expense		(93,731)		(89,026)		(259,328)		(597,790)	(5,818,800)
Debt conversion expense		-		-		-		-	(103,437)
Loss on sale of assets		-		-		-		(3,042)	(42,453)
Loss on change in fair value of warrant liability		-		(3,386,834)		-		(3,700,389)	(3,692,462)
Other income		-		1,000,000		-		1,125,000	1,350,390
Income from Elle Venture		-		-		-		-	300,000
Foreign exchange gain		-		-		-		-	505
Gain on settlement of debt to related party		-		-		-		-	7,366
Total other income (expense)		(93,617)		(2,475,772)		(258,523)		(3,176,020)	(7,800,331)

Loss before income taxes		(999,238)		(18,523,671)		(1,869,247)		(19,543,494)	(60,839,049)

Income tax expense		-		-		-		-	-

Net loss		$(999,238)	$	(18,523,671)		$(1,869,247)	$	(19,543,494)	$(60,839,049)

Basic and diluted net loss per share of common stock	$	(0.00)	$	(0.04)	$	(0.00)	$	(0.05)	$(0.59)

Basic and diluted weighted average number of shares of common stock outstanding		625,158,491		461,500,867		613,735,561		399,286,472	103,936,173

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Additional	Deficit accumulated	Total
	Common stock		paid-in	during	stockholders’
	Shares	Amount	capital	the exploration stage	equity (deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31, 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886	(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Beneficial conversion feature of convertible promissory notes	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	(19,865,419)	(19,865,419)
Balance, January 31, 2011	602,411,882	6,024	45,714,119	(47,769,802)	(2,049,659)
Exercise of common stock purchase warrants	22,687,507	227	(227)	-	-
Issuance of common stock and warrants private placement, net	5,000,000	50	99,950	-	100,000
Net loss for the nine months ended October 31, 2011	-	-	-	(1,869,247)	(1,869,247)
Balance, October 31, 2011	630,099,389	$6,301	$45,813,842	$(49,639,049)	$(3,818,906)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Cumulative from
				date of inception
	For the nine		For the nine	(August 20, 2001)
	months ended		months ended	to
	October 31, 2011		October 31, 2010	October 31, 2011
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(1,869,247)	$	(19,543,494)	$(60,839,049)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	47,902		45,610	864,135
Amortization of deferred financing charges	-		19,690	542,716
Amortization of discount on convertible promissory notes	-		205,185	3,632,995
Impairment loss	-		-	16,092,870
Loss on sale of fixed assets	-		3,042	42,453
Loss on change in fair value of warrant liability	-		3,700,389	3,692,462
Share based compensation	-		2,530,750	4,297,983
Share and warrant based payments	-		13,523,589	14,421,627
Non-cash other income from sale of mineral claims	-		(1,000,000)	(1,000,000)
Non-cash geological costs paid from the issuance of convertible promissory note	561,816		-	561,816
Changes in assets and liabilities:
Prepaid expenses and supplies	2,447		117,973	36,834
Other current assets	-		-	(7,875)
Certificates of deposit	-		-	(11,435)
Other assets	-		-	(25,000)
Accounts payable and accrued expenses	(14,008)		(192,342)	20,292
Accrued wages related party	27,000		(5,441)	120,700
Accrued interest	257,651		88,767	830,235
Net cash used in operating activities	(986,439)		(506,282)	(16,726,241)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-		252,368	407,327
Proceeds from redemption of certificate of deposit	-		-	213,232
Purchase of certificate of deposit	-		-	(204,797)
Purchase of equipment	(28,813)		(1,147)	(1,178,431)
Net cash provided by (used in) investing activities	(28,813)		251,221	(762,669)

Cash flows from financing activities:
Principal activity on long-term debt	(2,671)		(118,631)	(499,224)
Principal activity on capital lease obligation	-		-	(39,298)
Principal activity on convertible promissory notes	-		-	(286,227)
Proceeds from the issuance of common stock, net of expenses	100,000		999,980	12,524,755
Proceeds from the sale of convertible promissory notes	-		466,217	5,772,371
Proceeds from long-term debt	-		-	198,925
Net cash provided by financing activities	97,329		1,347,566	17,671,302

Net increase (decrease) in cash and cash equivalents for period	(917,923)		1,092,505	182,392

Cash and cash equivalents, beginning of period	1,100,315		20,522	-

Cash and cash equivalents, end of period	$182,392		$1,113,027	$182,392

Interest paid during the period	$1,677		$1,579	$202,311

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

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2011 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2011 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents
We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At October 31, 2011 and January 31, 2011, we had cash in bank deposit accounts that exceeded federally insured limits of $0 and $751,000, respectively.

Mineral claim costs
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

Convertible promissory notes
We report convertible promissory notes as liabilities at their carrying value less unamortized discounts, which approximates fair value. We bifurcate conversion options and detachable common stock purchase warrants and report them as liabilities at fair value at each reporting period when material and when required in accordance with the applicable accounting guidance. When convertible promissory notes are converted into shares of our common stock in accordance with the debt’s terms, no gain or loss is recognized. We account for inducements to convert as an expense in the period incurred, included in debt conversion expense.

Common stock purchase warrants
We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value when material. For common stock purchase warrants reported as a derivative liability, as well as new and modified warrants reported as equity, we utilize the Black-Scholes valuation method in order to estimate fair market value.

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

Net loss per share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2011 and January 31, 2011, there were 170,786,566 and 204,639,535 potentially dilutive instruments outstanding, respectively. Additionally, at October 31, 2011 and January 31, 2011 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 127,483,191 and 83,846,926 additional shares, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Recently issued accounting standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 31, 2011, that are of significance, or potential significance, to us.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	October 31, 2011	January 31, 2011
Geology equipment	$346,977	$327,105
Vehicles and transportation equipment	50,180	50,180
Office furniture and equipment	83,513	74,572
	480,670	451,857
Less: Accumulated depreciation	(336,608)	(288,706)

	$144,062	$163,151

NOTE 5 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010 we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). Effective September 1, 2011 the agreement with Northern Dynasty was amended to increase the secured convertible promissory note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in 2010 and 2011 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty. Principal balance of the Convertible Note at October 31, 2011 and January 31, 2011 was $3,561,816 and $3,000,000 respectively. Accrued interest on the Convertible Note at October 31, 2011 and January 31, 2011 was $422,034 and $164,383, respectively.

As part of the transaction noted above, Northern Dynasty can earn a 60% interest in our Big Chunk project in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

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

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Note will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At October 31, 2011, Northern Dynasty has expended $546,016 of the $1,000,000 earn in expenses. The Convertible Note may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

If settlement of the Convertible Note occurred on October 31, 2011, we would have been obligated to pay $3,561,816 in principal and $422,034 of accrued interest. If the settlement were completed by the issuance of common shares the conversion price at October 31, 2011 would have been $0.03125 per share for a total of 127,483,191 shares required to convert the Convertible Note.

We have classified the entire amount as a current liability as we were not able to come to terms of an agreement regarding the joint venture agreement at October 31, 2011 and as a result the Convertible Note can be called by Northern Dynasty.

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

In June 2011 one investor exercised 21,061,763 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 20,000,000 shares of common stock and cancelled 1,061,763 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

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

In August 2011, we sold 5,000,000 units at a price of $0.02 per unit to one investor for net proceeds of $100,000. The financing consisted of 5,000,000 common shares of our company and 2,500,000 whole share non-transferable common stock purchase warrants. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.04 until August 31, 2016. The common stock purchase warrants contain a cashless exercise provision allowing the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. The common stock purchase warrants also contain an exercise price adjustment whereby if we issue common stock, convertible debt instruments, warrants or stock options prior to the expiration of the warrants or complete exercise of the warrants at a price less $0.04 per common share, then the exercise price of these warrants shall be reduced to such lower price. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

As of October 31, 2011, there were 87,122,691 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.6 years and a weighted average exercise price of $0.05 per whole warrant for one common share. Whole share purchase warrants outstanding at October 31, 2011 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share

Outstanding, January 31, 2011	108,475,660	0.04
Issued	2,500,000	0.04
Exercised	(23,852,969)	0.002

Outstanding, October 31, 2011	87,122,691	$0.05
Exercisable, October 31, 2011	87,122,691	$0.05

During the nine months ended October 31, 2011 there were 12,500,000 vested incentive stock options that expired and no stock options granted. The expired options had a weighted average exercise price of $0.038 per option. At October 31, 2011 there were 778,500 non-qualified stock options outstanding and exercisable with a weighted average exercise price of $1.654 per option. At October 31, 2011 there were 82,885,375 incentive stock options outstanding and exercisable with a weighted average exercise price of $0.049 per option.

NOTE 7 – Related party transactions

We entered into the following transactions with related parties during the period ended October 31, 2011:

Paid or accrued $4,697 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 7 – Related party transactions – continued

At October 31, 2011 we had a balance of accrued unpaid wages of $120,700 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

We entered into the following transactions with related parties during the period ended October 31, 2010:

Paid or accrued $4,322 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, President, CEO and CFO, on a month-to-month basis for $459 per month through July 2010 and $522 per month beginning in August 2010.

We sold a trailer to Jim Briscoe, our Chairman of the Board, President, CEO and CFO, for $3,000.

At October 31, 2010 we had a balance of accrued unpaid wages of $94,059 to Jim Briscoe, our Chairman of the Board, President, CEO and CFO.

We recognized $2,451,250 of compensation expense for stock options granted to officers and directors of our company.

NOTE 8 – Commitments

We are required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims will be approximately $260,600. Sufficient funds have been expended to maintain the claims until August 31, 2012.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The rentals of $174,580 to extend the claims through September 1, 2012 were paid in November 2011. The estimated state rentals due by November 30, 2012 for the period from September 1, 2012 through September 1, 2013 are $174,580. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

We are required to pay annual rentals for our Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals of $60,340 for the period from September 1, 2011 to September 1, 2012 have been paid. The rentals due by September 1, 2012 for the period from September 1, 2012 through September 1, 2013 of $60,340 have not been paid.

We are required to pay annual rentals for our Federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals and initial filing fees of $12,474 for the period from September 1, 2011 to September 1, 2012 have been paid. The rentals due by September 1, 2012 for the period from September 1, 2012 through September 1, 2013 of $9,240 have not been paid.

On September 7, 2011 we entered into a letter agreement with Sagebrush Gold Ltd. to form a joint venture agreement. Under the terms of the letter agreement, all the uranium properties held by Sagebrush and Liberty Star will be transferred to a new corporation in exchange for shares of the new corporation. The letter agreement will terminate on December 31, 2011 if the reorganization is not complete unless extended by both parties. The reorganization has not yet completed as at the date of this quarterly report on Form 10-Q, and has had no effect on the condensed consolidated financial statements.

In December 2010 we entered into a 12 month non-cancellable operating lease for office space. The lease calls for monthly payments of rent plus sales tax of $2,280. We have the option to extend the lease for one additional twelve month term at current market rates. We recognized rent expense of $20,518 during the nine months ended October 31, 2011 pursuant to this lease. Future minimum lease payments pursuant to this lease total $3,751 payable during the fiscal year ending January 31, 2012.

In June 2011 we entered into a two year non-cancellable operating lease for warehouse space in Tucson. The lease calls for monthly payments of rent plus sales tax of $3,550. We have the option to extend the lease for one additional two year term at current market rates. We recognized rent expense of $17,750 during the nine months ended October 31, 2011 pursuant to this lease. Future minimum lease payments pursuant to this lease total $42,600 payable during the twelve months ended October 31, 2012 and $24,850 payable during the twelve months ended October 31, 2013.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 9 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the nine month period ended October 31, 2011 were as follows:

Issued 22,687,507 shares of common stock and cancelled 1,165,462 common stock purchase warrants for $0 proceeds received from the cash-less exercise of August 2009 and May 2007 common stock purchase warrants.

We amended our secured convertible promissory notes to increase the principal balance by $561,816 to reimburse the note holder for geological costs paid on our Alaska claims on our behalf.

The significant non-cash investing and financing transactions for the nine month period ended October 31, 2010 were as follows:

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

We issued 22,098,601 common stock purchase warrants exercisable at $0.10 through September 15, 2013 pursuant to a settlement agreement with two of our warrant holders. We also amended the August 2009 common stock purchase warrants for four of our warrant holders pursuant to a settlement agreement. The warrants were increased by 134,712,799 warrants and the exercise price was reduced from $0.02 per common share to $0.002 per common share. The company recognized settlement expense of $13,241,020 related to these settlement agreements.

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

NOTE 10 – Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense) as gain (loss) on change in fair value. We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At October 31, 2011 and January 31, 2011 we had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs that were deemed material.

NOTE 11 – Subsequent events

In November 2011 pursuant to the amended Northern Dynasty secured convertible promissory note, Northern Dynasty paid the annual rental fees in the amount of $166,740 on our Big Chunk mineral claims to renew them in good standing for an additional year. The amount will also apply against the $1,000,000 earn-in requirement resulting in a total of $712,756 of earn in expenditures paid by November 18, 2011.

NOTE 12 – Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 13– Going concern

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

On September 7, 2011 we entered into a letter agreement with Sagebrush Gold Ltd. to form a joint venture agreement. Under the terms of the letter agreement, all the uranium properties held by Sagebrush and Liberty Star will be transferred to a new corporation in exchange for shares of the new corporation. The letter agreement will terminate on December 31, 2011 if the reorganization is not complete unless extended by both parties. The reorganization is not yet completed as at the date of this quarterly report on Form 10-Q and has had no effect on the accompanying condensed consolidated financial statements.

Effective September 1, 2011 our secured convertible promissory note with Northern Dynasty was amended to increase the secured convertible promissory note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in 2010 and 2011 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty. Pursuant to a letter agreement dated November 14, 2011 amending the Northern Dynasty secured convertible promissory note, Northern Dynasty paid the annual rental fees in the amount of $166,740 on our Big Chunk mineral claims to renew them in good standing for an additional year. The amount will also apply against the $1,000,000 earn-in requirement resulting in a total of $712,756 of earn in expenditures paid by November 18, 2011.

Results of Operations

Material Changes in Financial Condition for the Nine Month Period Ended October 31, 2011

We had cash and cash equivalents in the amount of $182,392 as of October 31, 2011 compared to $1,100,315 as of January 31, 2011. We had negative working capital of $(3,946,615) as of October 31, 2011 compared to $(2,193,786) as of January 31, 2011. We received $97,329 cash inflows from financing activities during the nine months ended October 31, 2011 which was utilized for working capital. We also utilized our cash funds to increase exploration activities at our Tombstone claims by working with a geology consulting firm and starting on geochemical soil, rock chip and vegetation sampling. We also increased our administrative staffing in order to assist our executives in their efforts to raise additional funds for operations. During the nine months ended October 31, 2011, the Company purchased computer equipment for $28,813 as part of a project to upgrade our computer systems. We acquired new office space and warehouse space in Tucson, AZ spending approximately $38,000 on rent during the nine months ended October 31, 2011.

Material Changes in Results of Operations for the Three and Nine Month Periods Ended October 31, 2011 and October 31, 2010

We had a net loss of $(999,238) for the three months ended October 31, 2011 compared to a net loss of $(18,523,671) for the three months ended October 31, 2010. During the nine months ended October 31, 2011 we had a net loss of $(1,869,247) compared to a net loss of $(19,543,494) for the nine months ended October 31, 2010. During the three and nine months ended October 31, 2010 we incurred several non-cash expenses totaling approximately $16.6 million and $16.9 million, respectively for the fair-market value of the modification of existing common stock purchase warrants and the issuance of new common stock purchase warrants, and the changes in fair value of our warrant liabilities, no such expenses were incurred this year. During the prior year we recognized other income from the sale of mineral claims for $1,125,000. No mineral claims were sold this year. During the three and nine months ended October 31, 2011, we incurred more costs for administrative activities and travel and incurred less costs for geology, legal fees, salaries and interest expense than we did during the three and nine months ended October 31, 2010. We recognized $2.5 million in total compensation costs last year in our geology department and administrative department for the fair market value of stock options granted last year, no stock options were granted this year causing the decrease in the geology costs and salaries and benefits. Increase in administrative costs was due to new office space leased this year and a new computer system implementation. The increase in travel costs was due to an increase in international travel by our executives in an effort to pursue financing sources.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended January 31, 2011. Our total stockholders’ equity (deficit) at October 31, 2011 was $(3,818,906).

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

Convertible promissory note

We reviewed the convertible promissory note and the related subscription agreement to determine the appropriate reporting within the financial statements. We report convertible promissory notes as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We bifurcate conversion options and detachable common stock purchase warrants and report them as liabilities at fair value at each reporting period when material and when required in accordance with the applicable accounting guidance. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

Common stock purchase warrants

We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value when material. For common stock purchase warrants reported as a derivative liability, as well as new and modified warrants reported as equity, we utilize the Black-Scholes valuation method in order to estimate fair market value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2011, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2011 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash in the amount of $182,392 and negative working capital of $(3,946,615) as of October 31, 2011. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Convertible Note and private placements of our securities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2011 is $(60,839,049). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2011, we sold 5,000,000 units at a price of $0.02 per unit to one investor for net proceeds of $100,000. The financing consisted of 5,000,000 common shares of our company and 2,500,000 whole share non-transferable common stock purchase warrants. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.04 until August 31, 2016. The common stock purchase warrants contain a cashless exercise provision allowing the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. The common stock purchase warrants also contain an exercise price adjustment whereby if we issue common stock, convertible debt instruments, warrants or stock options prior to the expiration of the warrants or complete exercise of the warrants at a price less $0.04 per common share, then the exercise price of these warrants shall be reduced to such lower price. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)

Exhibit Number	Description of Exhibit
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Subsidiaries: Big Chunk Corp.
10.31	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
10.32	Form of Subscription Agreement for private placement of securities issued October 20, 2010 and November 12, 2010.
10.33	Form of Subscription Agreement for private placement of securities issued January 12, 2011 (11)
10.34	Form of Letter Agreement with Sagebrush Gold Ltd dated August 31, 2011(12)
10.35	Letter Agreement dated November 14, 2011 with Northern Dynasty (13)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.
(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 29, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2010.
(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2011.
(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 7, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
*	Filed herewith.

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

Date: December 13, 2011