Form 10-K
period 2012-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2012-04-30
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

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
Common Stock, par value $0.00001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ] No   [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ]
Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ]    No [   ]

Indicate by check mark if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

620,224,382(1) shares of Common Stock @ $0.0519 (1) = $32,189,645
(1) Adjusted for retroactive effect of 1 for 4 reverse stock split on September 1, 2009. Closing price on July 29, 2011 was $0.0519.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

644,631,457 shares of Common Stock issued and outstanding as of April 25, 2012.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this annual report.

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

North Pipes Super Project (“North Pipes” and “NPSP”): Located in Northern Arizona on the Arizona Strip, we plan to ascertain whether the NPSP claims possess commercially viable deposits of uranium and associated co-product metals. We have not identified any ore reserves to date.

Big Chunk Super Project (“Big Chunk”): Located in the Iliamna region of Southwestern Alaska, we plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium rhenium and zinc. We have not identified any ore reserves to date.

Bonanza Hills Project (“Bonanza Hills”): Located in the Iliamna region of Southwestern Alaska, our plans have been to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver. We have not identified any ore reserves to date. Bonanza Hills is hampered by its remote location. We have paid cash in lieu of physical exploration as permitted by Alaska state mining regulations. We did not pay rental fees in a timely fashion as required by regulation because we chose to expend those monies on other more promising Liberty projects. We may choose to pay those rental fees in arrears, as permitted by Alaska state mining regulations, and reinstate those claims if a third party has not overstaked those claims in the interim. If other projects continue to be more promising, we may completely relinquish any rights we may have at the end of the Assessment Year, 12:01 pm Alaska time September 1, 2012.

Tombstone Super Project (“Tombstone”)(formerly referred to as Tombstone Porphyry Precious Metals Project): Tombstone is located in Cochise County, Arizona. We plan to ascertain whether the Tombstone claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals. We have not identified any ore reserves to date.

East Silver Bell Porphyry Copper Project (“East Silver Bell”): Located northwest of Tucson, Arizona, we plan to ascertain whether the East Silver Bell claims possess commercially viable deposits of copper. We have not identified any ore reserves to date.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all the Company’s mineral properties and, to the best of its knowledge, title to all properties are in good standing, except for our Bonanza Hills project claims which are not in good standing for unpaid required annual rental payments for rental year 2011 to 2012 in the amount of $15,800

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. We are in the exploration stage – as we have not found any mineral resources in commercially exploitable quantities.

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

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $70 to $280 per mineral claim and escalate with the age of the mining claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. The rentals of $164,600 to extend the Big Chunk claims through September 1, 2012 were paid in November 2011. The annual rentals of $15,800 to extend the Bonanza Hills claims through September 1, 2012 have not been paid. Our management decided to use rental funds for Bonanza Hills on other projects we believe to have more potential. Alaska State mining claim rentals can be paid in arrears and the claims validated as long as no intervening locator has overstaked our claims. We have not made the decision to make payment in arrears or relinquish our rights to these claims. The estimated state rentals due for the Big Chunk claims by November 30, 2012 for the period from September 1, 2012 through September 1, 2013 are $166,740. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our North Pipes claims are Federal lode mining claims located on U.S. Federal Lands and administered by the Department of Interior, Bureau of Land Management. The Bureau of Land Management (“BLM”) has prepared an environmental impact statement (“EIS”) addressing potential for contamination of significant amounts of uranium leaking into the Colorado River. The EIS indicated the danger of such contamination insignificant. Regardless, the United States Secretary of the Interior, Kenneth Salazar, through executive order has withdrawn Federal lands from locatable mineral exploration and mining North of the Grand Canyon along the Utah border in Arizona, the so-called “Arizona Strip”. Nearly 1 million acres of land managed by the BLM and the Forest Service were segregated in July 2009 by the Secretary of Interior. The executive order has resulted in the withdrawal of an area of the Arizona Strip from mining in particular, and the moratorium now is instated for the next 20 years. However, the moratorium permits existing claims and mines to continue as before, including our North Pipes lode mining claims.

We are required to pay annual rentals to maintain our North Pipes Federal lode mining claims in good standing. The rental period begins at 12:01 PM on September 1st through the following September 1st at 12:00 and rental payments are due by the first day of the rental period starting at 12:01 PM. The annual rental is $140 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The rentals of $60,340 for the period from September 1, 2011 to September 1, 2012 have been paid. The annual rentals due by September 1, 2012 of $60,340 are required to maintain the North Pipes claims are for the period from September 1, 2012 through September 1, 2013. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. The rentals fees of $3,640 for the period from September 1, 2011 to September 1, 2012 have been paid. The annual rentals due by September 1, 2012 of $3,640 are required to maintain the East Silver Bell claims are for the period from September 1, 2012 through September 1, 2013. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for our Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The rentals and initial filing fees of $17,094 for the period from September 1, 2011 to September 1, 2012 have been paid. The annual rentals due by September 1, 2012 of $13,365 are required to maintain the Tombstone claims are for the period from September 1, 2012 through September 1, 2013. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Arizona State Land Department (“ASLD”) Mineral Exploration Permits (“AZ MEP”) at our Tombstone Super Project in the State of Arizona. A mineral exploration permit is permission from ASLD to prospect and explore for minerals on State Trust land. Exploration is any activity conducted for the purpose of determining the existence of a valuable mineral deposit, such as: geologic mapping, drilling, geochemical sampling, and geophysical surveys. Prior to exploration, the Plan of Operations must be approved by ASLD. The permitting process for an exploration permit takes a minimum of sixty (60) days. If the application is approved, the initial rent is $2 per acre. If renewed, no additional rents are due for the second year. Rents are set at $1 per acre for years 3 thru 5. Work expenditure requirements are: $10 per acre for years 1-2; and $20 per acre for years 3-5. Removal of any minerals or materials from State Trust land without the appropriate lease or permit is prohibited. The permit is valid for one year from the due date of the rental and bond. If renewal requirements are met, the permit can be renewed annually for up to five years. If discovery of a valuable mineral deposit is made, the permitee must apply for a mineral lease before actual mining activities can begin. A mineral lease permits the mining of minerals discovered under the exploration permit. The approval process takes a minimum of six (6) months. The mineral lease is issued for a term of twenty (20) years. Leases may be renewed for an additional term. Both rents and royalties are determined by appraisal. Royalties may be based on: 1) a fixed rate subject to annual adjustment; or 2) a sliding-scale rate which is linked to a commodity index price and the operation's break-even price. There is a statutory minimum royalty rate of 2% of gross value. These AZ MEPs require a reclamation bond of $3,000 which we currently hold. The first year’s rental has been paid for these MEPs ~~;~~and the escalating rental is due on the anniversary of the MEP each year. After the end of the 4th year, the MEPs must transition to a State Mineral Lease upon satisfaction of the State Mineral Inspector that economic indications of a minable deposit exists. After commencement of mining, the State of Arizona shall be paid a minimal net smelter return after taking into consideration any extenuating mining challenges royalty but not less than a 2% gross royalty. In the north eastern part of the Tombstone area approximately 1 mile from the Tombstone business district, the company holds 33 Federal lode mining claims on lease from JABA US Inc., which has held these claims for approximately 30~~+~~ years or more. Two of Liberty Star’s directors have an interest in JABA US Inc. These claims cover the Walnut Creek mineral target. Beginning September 1, 2011 at 12:01 PM, Liberty Star started and subsequently completed staking 9 Federal lode mining claims along the east edge of old patented mining claims in the main producing part of the old Tombstone mining area. These new claims are adjacent to the south end of the Walnut Creek TS claim block and are also named the TS claims. These claims occupy fractional land areas open to location by federal lode claim. The rental period begins on September 30th through the following September 29th and rental payments are due by the first day of the rental period. We hold AZ MEP permits for 4,126.9 acres at our Tombstone project. We paid initial rental fees from the date of application through September 29, 2012 of $8,254. Required minimum work expenditures for the period ended September 29, 2012 are $41,269. The annual rentals due by September 30, 2012 to maintain the AZ MEP permits are $4,127. There are no royalties associated with the AZ MEP permits.

With respect to the foregoing properties, additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, and it is extremely difficult to assess the impact of any capital expenditures on earnings or our competitive position.

Personnel

Currently we employ one full time geologist who is also our CEO, CFO, and Chairman of the Board, James Briscoe. We also employ one full time executive, one full time executive assistant/accountant, one as-needed PhD consulting geologist specializing in GIS computer mapping and database creation, one full time geo-tech, and one CPA on an as needed basis. We hire consultants for investor relations, exploration and administrative functions also on an as needed basis.

Item 1A.	Risk Factors.

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

We have a limited operating history and must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises, especially those with a limited operating history. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we will ever operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $155,869 and negative working capital of $(4,287,593) as of January 31, 2012. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Northern Dynasty Secured Convertible Note and the Fairhills Capital financing agreement (as defined and described in Item 5, Part II of this annual report) and private placements of our securities. Our loan from Northern Dynasty could be called at any time on 45 days notice. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date, we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2012 is $(61,431,261). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2012 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

The existence of our mining claims depends on our ability to fund exploratory activity or to pay fees.

Our mining claims, which are the central part of our business, require that we either pay fees, or incur certain minimum development costs annually, or the claims will be forfeited. Due to our current financial situation we may not be able to meet these obligations and we could therefore lose our claims. This would impair our ability to raise capital and would negatively impact the value of our company.

Risks related to our common stock

Because we will likely issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Our constating documents previously authorized the issuance of up to 200,000,000 shares of common stock with a par value of $0.001. At our shareholder meeting held on May 27, ~~2009~~2009, the shareholders voted to increase the number of authorized shares to up to 10,000,000,000 shares of common stock with a par value of $0.001. We filed a certificate of amendment on June 4, 2009 to increase the number of authorized shares to 5,000,000,000 shares of common stock with a par value of $0.001. On September 1, 2009 we completed a one for four reverse stock split of our authorized and outstanding common stock resulting in a decrease in authorized shares to 1,250,000,000 with a par value of $0.00001. As of January 31, 2012, there were 635,899,389 of our common shares issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors' investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company's common stock could seriously decline in value.

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

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by our officers and directors, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which an officer or director is made a party by reason being or having been one of our directors or officers.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES.

Our offices

We rent the premises for our principal office located at 5610 E Sutler Lane, Tucson, Arizona 85712. We rent this office space which is located in the home of our Chief Geologist and CEO for $522 per month plus a pro rata share of taxes and maintenance. We also rent office space located at 2980 N Swan Road, Suite 222, Tucson, Arizona 85712 “Plaza Palomino Office”. We rent this office space for $2,280 per month. Our employees work either from our principal office, Plaza Palomino office or from offices maintained in their homes.

We believe that our existing office facilities are adequate for our needs through January 31, 2013. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our warehouse

On June 1, 2011 we rented a warehouse located at Building No. 1, 7900 South Kolb Road, Tucson, Arizona 85706. We rent this warehouse space for $3,550 per month. The lease is in effect until May 31, 2013. In addition to using the warehouse for standard purposes, such as storage of our exploration equipment, supplies and samples, the warehouse space also includes office facilities for the use of field geologists and geotechs.

Our mineral claims

We have investigated titles to all of our mineral properties and, to the best of our knowledge, titles to all properties are in good standing as of January 31, 2012. Because of competitive pressure in Arizona we do not reveal claim positions at this time.

North Pipes Super Project (“North Pipes” and “NPSP”):

We hold a 100% interest in 431 Federal lode mining claims strategically placed on the Arizona Strip. The 431 Federal lode mining claims include breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the earth’s crust sometimes identified by a surface depression, or surface bump or no visible surface expression at all, and contain a high concentration of fragmented rock “breccia” sometimes cemented by uranium and other minerals. We plan to ascertain whether our North Pipes claims possess commercially viable deposits of uranium.

Our NPSP claims are undeveloped. There are neither open-pit nor underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. We have not found any mineral resources on any of our claims. The Arizona Strip was an active exploration district in the 1970’s and 1980’s with multiple producing uranium mines. No evidence of actual development work has been found on any of our properties and no significant exploration activities have been performed on our NPSP claims since 2008 due to many factors including the lowered uranium prices and the moratorium on locating claims. Below is a summary of prior exploration activities performed on our NPSP claims:

Geophysics: We have completed PEM (Pulse Electro-magnetic) geophysical surveys on some of our NPSP claims. Two types of PEM surveys were conducted in 2007: (i) Downhole PEM and (ii) In-Loop PEM. We have also used CSAMT and NSAMT (Controlled and Natural Source Audio-range Magneto Tellurics), run on the ground and executed by Zonge Engineering of Tucson AZ. A survey was also completed by Geotech on an approximately six square area by VTEM helicopter borne electromagnetic survey along right angle crossing grid lines spaced 100 meters apart, which was performed by Geotech of Aurora, Ontario, Canada. Significant anomalies resulted from this survey. Preliminary drilling of one Liberty Star’s anomalies intersected strong breccia, alteration and pyrite mineralization. The holes did not penetrate down to the elevation where uranium mineralization would be expected, but are targets for future work. As of this date we have not developed any uranium resources on the Arizona Strip.

Stereoscopic geologic color air photo interpretation (photo-geology): Stereoscopic geologic interpretation of 1:24,000 (1 inch = 2,000 feet) high resolution color air photographs were contracted for and completed by Dr. Karen Weinrich and Edward Ulmer, a Registered Professional Geologist. Dr. Weinrich worked on the Arizona Strip uranium bearing breccia pipes almost exclusively during her twenty three year tenure with the United States Geological Survey from which she is now retired. During this period of study she authored many professional papers on breccia pipes of the Grant Canyon area, and is considered a foremost expert on them. Mr. Ulmer worked on the Arizona Strip in the mid to late 1970s working on both imagery interpretation and surface geology.

Geologic field mapping on the surface: Geological field mapping was conducted in the fall of 2005 through 2007 by our staff geologists as well as contracted geologists. Approximately 180 of the breccias pipe target areas have been mapped in detail 1:5,000 (1 inch = 417 feet). Several detailed measured stratigraphic sections have also been completed.

Geochemical sampling: A comprehensive soil geochemical survey was completed in 2007. We have collected approximately 14,000 soil samples over all identifiable breccias pipes, both those with known ore and those that are yet to be proven by drilling. A strict chain of custody procedures were followed and quality assurance/quality control (QA/QC) samples were inserted regularly into the sample stream. The samples were assayed for 63 elements. Assay analyses were conducted by a Certified Assay Lab, Acme Analytical Laboratories of Vancouver, British Columbia, Canada. We believe that these samples allow us to identify potential uranium bearing breccia pipes versus barren or non-uranium bearing breccias pipes.

Drilling: In 2007 a drilling program was undertaken using both rotary drilling and core drilling. Rotary drilling was contracted by Boart Longyear. Diamond core drilling was completed by Redwall Drilling Inc., a former wholly owned subsidiary of Liberty Star. A total of 22 holes were drilled for a total of 16,226 feet of drilling. Important intersections of rock generally associated with producing breccias pipes were made. We did not intersect any ore mineralization during the drilling program.

Bonanza Hills Project (“Bonanza Hills”):

We held 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska, located approximately 40 miles northeast of the northern boundary of the Big Chunk claims. We had planned to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver. While we paid cash in lieu of assessment work on the property, we have not paid Alaska state rental fees required by November 30, 2011. While we have the right to make these rental payments in arrears, the claims are open to staking by another party and we would lose all our rights. We are required to make a $15,800 payment to the state of Alaska to keep these claims valid. We are not sure at this time whether we wish to expend additional funds to continue work on this project. We may lose this property at any time.

Our Bonanza Hills claims are undeveloped. The claims are located in a remote area of Southwestern Alaska where limited exploration and development activity has occurred. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is no road access to the properties. Anaconda Mining Inc. and Tech Cominco Alaska conducted some minor tests on our Bonanza Hills claims in the past. The work they conducted consisted of surface sampling and a small geophysical survey. We are not aware of any other exploration that occurred there before we began our exploration there. We have not found any mineral resources on any of our claims.

Big Chunk Super Project (“Big Chunk”) – Location, claims, geology and technical studies:

We hold a 100% interest in 612 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium, rhenium and zinc.

Our Big Chunk claims are undeveloped. The claims are located in a remote area of Southwestern Alaska near Lake Illiamna, Alaska’s largest lake. The claims are immediately adjacent and contiguous to the Pebble mine property and about 3 miles north east from the Pebble Porphyry copper, gold, molybdenum, silver, palladium, rhenium and zinc mineral deposit which is reportedly one of the largest of its type in the world. In 2011, the Company engaged the international firm of SRK Consulting, Engineering and Scientist of Tucson (“SRK”) through its Tucson, Arizona office to prepare a Technical Report in the same format of the internationally accepted Canadian National Instrument NI 43-101. In their report which encompasses some 194 pages of technical data, they compared the Northern Dynasty NI 43-101 geologic and drill data, published on the Northern Dynasty web site in its entirety, to results of Liberty Star’s technical work on the Big Chunk ground. They concluded amongst other things: (1) Twenty seven scout diamond drill holes drilled by Liberty Star in 2004 – 2005 intersected the same rock types as were intersected in the exploration drilling on the Pebble deposit (2) All drill holes, which were spaced over some 500 square miles, intersected the outer shell or propylitic halo of multiple porphyry copper systems, which is the model co-developed by our director, Dr. John Guilbert; and (3) Copper and molybdenum sulfides along with low grade gold were intersected in two drill holes in the White Sox target area. “This mineralization and associated alteration may indicate a porphyry Cu-Mo system”(SRK Big Chunk Technical Report- page 109, 11.2 Results of Drilling, available on the Liberty Star Web Site. The area of the Big Chunk Claims is largely covered by glacial debris, soil, and tundra. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is no road access to the properties, but such public road access is planned for the Pebble mine, and as currently planned, that road will cross the Company’s land, and be accessible for the Company’s use. Extensive geotechnical data on the Big Chunk claims has been acquired between start-up of 2004 and the current time. Extensive geophysical data has been acquired by the Company of several types, which includes the following:

(1) an extensive air borne magnetic survey flown by McPhar Geosurveys Ltd., Newmarket, Ontario Canada over 18,243 line kilometers covering 3,646 square kilometers using: (a) a draped survey with a mean elevation of the instrument above the terrain of 200 meters (600 feet) feet; (b) a line spacing of 250 meters (800 feet); (c) and a sample interval of 8 meters (26.4 feet). State of the art magnetometer, GPS, radar altimeter, and computer recording of data were used and in our opinion no other survey of this quality and precision is available in the area.

(2) one hundred twenty seven linear miles of Induced Polarization (IP) was run by Zonge Engineering of Tucson AZ. Of necessity lines were brushed of all trees and undergrowth and all access was by helicopter, however, the lines themselves were done on the ground by foot. All data was recorded on appropriate computers, downloaded each evening and sent to the Zonge Office in Tucson and to our consulting geophysicist Mr. Jan Klein in Vancouver, BC, Canada. Mr. Klein supervised all IP and other geophysical surveys over the Pebble for Cominco who sold the Pebble Project to Northern Dynasty. Thus, we believe Mr Klein has had more experience in the geophysics of the area, which includes over 2,000 square miles, than any other geophysicist. The results were interpreted and sent back to the Alaska headquarters every night.

(3) Liberty Star contracted with Geotech Limited of London, Ontario, Canada to run their ZTEM Electro Magnetic (EM) airborne survey equipment over the Big Chunk project. This thoroughly tested system can look down 2,000 meters (6,000 feet) in to the crust of the earth and detect sulfide mineralization associated with porphyry copper-gold systems, as well as other geologic features. This survey was completed in August 2009. The survey covered 315.2 sq kilometers (121.7 sq miles) and consisted of north-south lines spaced 250 meters apart on our Big Chunk Super Project mineral claims. In May 2010, Liberty Star received feedback from Geotech Ltd. that its interpretation showed at least 4 to 7 signatures that are consistent with porphyry copper responses. The 2D computer model shows typical low responsive areas, which could correspond to an ore mineral core zones with a surrounding responsive cylinders representing a pyrite halos typical of Porphyry copper systems. For control, Geotech flew a survey the day after completing the Big Chunk survey, over the Pebble mineral deposit. The anomalies on Big Chunk show strong similarities to the Pebble.

During the field seasons of 2004 and 2005 Liberty collected approximately eleven thousand geochemical samples. The sampling program was designed by both consulting geochemist, Shea Clark Smith, of MEG Laboratories in the Reno area of Nevada, and Liberty Chief Geologist, James Briscoe. The sampling program was based on many years of geochemical studies and sampling throughout the world by Mr. Smith~~,~~ and his Masters Degree thesis on sampling tundra plants and detecting metals in their woody stems reflecting metals at depth. Further, Mr. Smith and Mr. Briscoe used this technique to locate buried porphyry copper deposits in the Silver Bell district (see discussion of the East Silver Bell Project in this report) near Tucson, Arizona in 1996 -1998. The methodology was conceived, discovered and proven in a well known porphyry district south of Tucson, Arizona between the period 1950 to 1955. At Big Chunk the samples collected included: (1) stream sediment; (2) stream water; (3) pond and small-lake water; (4) soil samples; and (5) vegetation sampling new growth of woody plants. These samples were analyzed by Acme Labs, a Certified Assayer in Canada for 64 elements for each sample. For the eleven thousand samples, this resulted in approximately seven hundred thousand separate analyses including blanks, repeat and control samples part of the QA/QC (Quality Assurance Quality Control) procedures. Because of the overload worldwide in all assay labs at the time, turnaround time for the assays was up to three or more months. After receipt of the samples, they were processed using computer techniques and the results analyzed and interpreted. Known indicator elements, including porphyry copper-gold mineral center elements, formed typical porphyry copper center anomaly zones. Additionally, samples taken by Liberty Star over the Pebble deposit with the permission of Northern Dynasty, indicated that mineral body to be detectable by these methods. The geochemical methodology was used by the US Geological Survey, under contract for the Pebble partnership over the Pebble mineral zone, and data was published in 2010. It was again shown to be effective in indicating the Pebble deposit mineralization at depth. The anomalies generated by both deep looking ZTEM and geochemistry by Liberty Star have been tested by published results from drilling in the Pebble mineral body. The same type of targets in the Liberty Star Big Chunk have yet to be tested by drilling.

We are unaware of any previous claim ownership anywhere on our Big Chunk claims in Alaska. No historical drilling resulting in mineral resources or reserves are in the published literature concerning the property. Minor exploration was conducted by Teck Cominco Alaska, and Anaconda Mining Inc. The United States Geological Survey does not do exploration but they had done minor geological mapping in the north part of the Big Chunk caldera, along with widely spaced aeromag surveys in the same area. We are not aware of any prior exploration that was conducted on our Big Chunk claims in Alaska prior to January 10, 2004, when our aerial magnetic survey began.

We have not defined mineral resources on any of our claims at Big Chunk.

Letter Agreement and Secured Convertible Note with Northern Dynasty Minerals Ltd. With Respect to Big Chunk

On July 15, 2010, we issued a secured convertible promissory note (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011, the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the “2011 Convertible Note” and together with the 2010 Convertible Note, the “Convertible Notes”) in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. Principal balance of the Convertible Notes at January 31, 2012 is $3,730,174 with accrued interest on the 2010 Convertible Note at January 31, 2012 at $526,971.

As part of the transactions noted above, we entered into a letter agreement with Northern Dynasty whereby, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The outstanding loan amounts from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in. To date, no joint venture agreement has been agreed upon and as such, Northern Dynasty may demand payment of the funds due under the Convertible Notes at any time upon 45 days notice.

Tombstone Super Project (“Tombstone”):

Our CEO and Chief Geologist James Briscoe has long experience in the Tombstone district, where he first worked in 1972. In the mid-1980s, he concluded that much earlier regional geologic work had reached erroneous conclusions and that Tombstone was a large and ancient (72 million years before the present – or Laramide in age) volcanic structure – a caldera. He brought this to the attention of the US Geological Survey caldera experts, who after study concluded that Briscoe was correct. Subsequently, more than seventeen calderas of various ages have been identified in Arizona~~,~~ by the US Geological survey, the Arizona Geological Survey and others. Such calderas of Laramide age are all associated with porphyry alteration and copper and associated mineralization; many of these have become very large copper mines. Studies by Mr. Briscoe over the years, and more recently using advanced technology, have indicated that alteration associated mineralization at Tombstone is much more extensive than originally thought. This alteration lays largely under cover and is indicated by geochemistry, geophysics and projection of known geology into covered areas.

We hold 66 standard Federal lode mining claims located due east and southeast of the town of Tombstone, Arizona. We also hold Arizona State Mineral Exploration Permits (MEPs) covering 4766.9 acres or 7.45 square miles in the same area. We also hold an option to explore 33 standard Federal lode mining claims located in the same region. We plan to ascertain whether the Tombstone lode mining claims and MEPs possess commercially viable deposits of copper, gold, molybdenum, silver, zinc and other valuable metals.

The Tombstone claims are undeveloped. However significant amounts of aeromagnetic surveys, IP (Induced Polarization Surveys), geologic mapping by the USGS and others, and geochemical surveys including soil, rock and vegetation sampling have been conducted at various times by various parties, over the last 60 years. When compiled and analyzed these various data suggest a compelling series of anomalies that are typical of buried, dirt and rock covered porphyry copper system(s). Below is a summary of prior exploration activities performed on our Tombstone claims:

Technical Report: In mid March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information was combined with historic technical reports going back to 1878 and more recent data up to August 2011 (the date of their reports). The three Technical Reports are entitled: (1) Walnut Creek Exploration Report, Tombstone District, Arizona –August 31, 2011, 147 pages; (2) The Tombstone Caldera South Exploration Report, Tombstone District, Arizona –August 31, 2011, 144 pages; and (3) Hay Mountain Exploration Report, Tombstone District, Arizona – August 31 2011, 155 pages. We had also requested that SRK prepare a report on the Tombstone Consolidated Mines patented claims. These claims covered the entirety of historic productive area of the Tombstone mines which date to their discovery in 1877. However, before that report could be completed a competitor acquired a lease on those lands. These Technical Reports thoroughly summarize and illustrate the salient geotechnical data of the Tombstone Mining District covering about 250 square miles and present much data in computer map format. In ~~that~~such context, they analyze Liberty Star’s exploration programs as related to the entire area, make estimates and recommend execution of proposed Company exploration programs. Because of competitive pressure and the unique nature of the data which includes 40+ years of private report compilation by James Briscoe, our CEO, these reports are considered confidential and will not be released for the foreseeable future.

Geochemical sampling at the Hay Mountain Project: In 2011 and early 2012 we collected nearly 1,800 rock, soil and vegetation samples over 621 sample sites over approximately 14 square miles centered on the Hay Mountain property. These samples are in the process of being assayed for 63 elements generating about 113,000 analyses. The samples were prepared by MEG Inc. and have been shipped to ALS Minerals (ALS-Chemex) a Certified (under NI 43-101 criteria and approved by regulatory processes) geochemical analysis lab in Vancouver, British Columbia. Assay results are being sent to our Tucson office and when all assays are received our geology team will be able to generate computer analyses that allow interpretation of the data.

ZTEM EM Survey: We have requested and have received a cost estimate from Geotech of Aurora (Toronto area) Ontario, Canada, which is the only purveyor of this helicopter borne electromagnetic (EM) geophysical method. We anticipate flying the Tombstone area this spring or summer. This geophysical method has the ability to “look down” into the crust of the earth about 2,000 meters (6,000 feet) and detect sulfides which may be associated with porphyry copper systems. Test work over known Safford, Arizona porphyry copper deposits along with thousands of verifying drill holes show the geometry of such mineral systems can be determined, thus identifying whether it is a porphyry copper system or some other mineral system~~,~~. When combined with our geochemical data, we can determine the position of the copper-moly center of the system and design our drill program to efficiently test and define mineralization.

East Silver Bell Porphyry Copper Project (“East Silver Bell” or “ESB”):

Located northwest of Tucson, Arizona, the claims currently are within the Ironwood National Monument, which was established after the claims were staked and validated by numerous drill holes in addition to extensive technical studies. We plan to ascertain whether the East Silver Bell claims possess commercially viable deposits of copper. We hold an option to explore 26 standard Federal lode mining claims located in the same region. The optioned mineral claims are owned by JABA US Inc., a corporation in which two of our directors are owners. We have not identified any ore reserves to date.

The East Silver Bell claims are undeveloped. The ESB block of claims were staked circa 1994 about five miles east of the ASARCO Solvent-Extraction-Electro-Winning (SXEW) plant. The East Silver Bell claims are directly adjacent and contiguous to the ASARCO Patented (fee simple) lands. Circa 1994 JABA (US) Inc. compiled geophysics –consisting of existing, widely spaced airborne magnetics, collected soil and vegetation geochemical samples, performed detailed photo interpretation from high resolution color aerial photography, mapped surface geology, breccia pipes and performed detailed mapping and interpretation of leached capping and performed very closely spaced man borne magnetic surveys over alteration and projection of the edge of the Silver Bell caldera and associated mineral belt that includes the Silver Bell porphyry copper mines that could be seen on the color air photos. The surface magnetic survey was interpreted by geophysicist Edward DeRidder, who pointed out a magnetic low that he interpreted as a porphyry copper magnetic low. Subsequently, north-south Induced Polarization (IP) lines were run and interpreted by Zonge engineering, to show a sulfide response at 900 to 1,000 feet below the surface. All of this data was plotted in 3D images showing overlapping and mutually reinforcing geochemical, ground magnetic and IP geophysics, and geologic- alteration mapped anomalies. Half of this responsive area lies on the adjacent ASARCO ground and half lies on JABA (US) ground. Subsequent to these studies, the ground was lease-optioned to Valarie Gold Exploration Inc., (Valarie) a Canadian exploration company. They drilled 6 holes to a predetermined depth of 600 feet, using a rotary drill and recovered drill chips, sampled at 5 foot intervals. The drilling penetrated and recovered classic chalcocite leached capping typical of that material occurring over ore bodies in the Silver Bell mines of North Silver Bell, El Tiro and Oxide open pit mines. Geochemical assays of the cuttings showed three to four relict ghost copper enriched zones to the final arbitrary depth of six hundred feet. These holes did not penetrate the leached chalcocite capping rock and did not enter sulfides. Valarie relinquished their lease. Latter Kennecott Copper Corp. optioned the claims and drilled three rotary drill holes. Of these holes two twisted off the drill bits at shallow depth and had to be abandoned while in the leached chalcocite capping. One hole penetrated to a depth of 1,000 feet but poor sampling procedures negated any meaningful data from this hole, when primary samples were irretrievably lost. These two drill attempts were predictably not successful but geochemistry from the Valarie drill holes did show shadow geochemical copper enrichment indicating chalcocite enrichment in the sulfide blanket below and the Kennecott effort did recover some chalcocite (enrighed copper sulfide) Circa 1998 the Ironwood National Monument was created over JABA’s valid mining claims. The surface of these claims cannot be used to extract the copper mineral body below by the open pit mining method. Since half of the of the geophysically, geochemically, geologically, alteration indicated mineral body is located on ASARCO patented land and because the ASARCO SXEW plant is only five miles to the west, it is believed that this mineral body can be extracted from the ASARCO property by underground – in situ leach technology at some point in the future. To date we have not identified any ore reserves on the East Silver Bell Project.

We have not found any mineral resources on any of our claims.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company is a party or of which any of our property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under the SEC's recently adopted Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our mine(s) that may be developed in the future would be subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. We do not own any mines in the United States and as a result, this information is not required.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2012	$0.00	$0.00
October 31, 2011	$0.00	$0.00
July 31, 2011	$0.00	$0.00
April 30, 2011	$0.042	$0.00
January 31, 2011	$0.081	$0.036
October 31, 2010	$0.19	$0.00
July 31, 2010	$0.0325	$0.0012
April 30, 2010	$0.0025	$0.001

(1)

These bid prices were taken from OTC Bulletin Board quarterly trade and quote summary report. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Our common stock is issued in registered form. The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 USA (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

On January 31, 2012, the shareholders' list for our common stock showed 635,899,389 shares issued and outstanding with 78 registered stockholders and approximately 8,500 stockholders whose names and contact information we have and an unknown number of unregistered stockholders whose shares are held in their brokerage accounts. The closing sale price for our common stock on April 25, 2012, as reported on the OTC Bulletin Board, was $0.022.

Recent Sales of Unregistered Securities

On July 15, 2010, we issued a secured convertible promissory note (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011, the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note in the amount of $168,358 (“2011 Convertible Note”) in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. Northern Dynasty is not a U.S. person (as that term is defined in Regulation S of the 1933 Act). In issuing the Convertible Notes to Northern Dynasty, we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the 1933 Act. For more information regarding the 2011 Convertible Note and the original 2010 Convertible Note, please see Letter Agreement and Secured Convertible Note with Northern Dynasty Minerals Ltd. With Respect to Big Chunk under Item 2 to this report. Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the convertible notes will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our company’s shares were listed on the TSX Venture Exchange. To date Northern Dynasty has expended $712,756 of the $1,000,000 earn in expenses. Principal balance of the 2010 Convertible Note at January 31, 2012 is $3,730,174 with accrued interest on the 2010 Convertible Note at January 31, 2012 at $526,971.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Loan will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our company’s shares were listed on the TSX Venture Exchange. To date Northern Dynasty has expended $712,756 of the $1,000,000 earn in expenses.

In June 2011, one investor exercised 21,061,763 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 20,000,000 shares of common stock and cancelled 1,061,763 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

In August 2011, one investor exercised 2,598,898 of the August 2009 common stock purchase warrants using the cashless exercise provision. We issued 2,500,000 shares of common stock and cancelled 98,898 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

In August 2011, one investor exercised 192,308 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 187,507 shares of common stock and cancelled 4,801 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

In August 2011, we sold 5,000,000 units at a price of $0.02 per unit to one investor for net proceeds of $100,000. The financing consisted of 5,000,000 common shares of our company and 2,500,000 common stock purchase warrants. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0264 until August 31, 2016. The common stock purchase warrants contain a cashless exercise provision. The common stock purchase warrants also contain an exercise price adjustment whereby if we issue common stock, convertible debt instruments, warrants or stock options prior to the expiration of the warrants or complete exercise of the warrants at a price less $0.04 per common share, then the exercise price of these warrants shall be reduced to such lower price. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

In December 2011, we sold 5,800,000 units at a price of $0.0264 per unit to three investors for net proceeds of $153,120. The financing consisted of 5,800,000 common shares of our company and 5,800,000 whole share non-transferable common stock purchase warrants. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03696 until December 13, 2014. The securities were issued to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

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

On January 19, 2012, we entered into a financing agreement (the “Fairhills Agreement”) with Fairhills Capital Offshore Ltd. (“Fairhills Capital”), whereby Fairhills Capital will provide for a non-brokered financing arrangement of up to $10,000,000. The financing allows but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $10,000,000 to Fairhills Capital. Subject to the terms and conditions of the Fairhills Agreement and a registration rights agreement entered into concurrently (the “Registration Rights Agreement”), we may, in our sole discretion, deliver a notice to Fairhills Capital which states the dollar amount which we intend to sell to Fairhills Capital on a certain date. The amount that we shall be entitled to sell to Fairhills Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of our shares of common stock for the ten (10) trading days prior to the applicable notice date. Such shares of common stock will be valued at a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Fairhills Capital receives our notice of sale. The shares of common stock that we sell to Fairhills Capital must be registered stock, among other conditions of investment.

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement on Form S-1 with the Securities and Exchange Commission within twenty-one (21) days of the date of the Registration Rights Agreement and to have a registration statement declared effective by the Securities and Exchange Commission within one hundred and twenty (120) calendar days from January 19, 2012. The registration statement was filed on March 13, 2012 and has not been declared effective yet.

On February 23, 2012, we sold 2,209,596 units at a price of $0.03168 per unit to one investor for gross proceeds of $70,000. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.04435 until February 23, 2015. The investor is a U.S. Person and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

On February 12, 2012, we sold 2,000,715 units at a price of $0.02799 per unit to one investor for gross proceeds of $56,000. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03919 until February 3, 2015. The investor is a U.S. Person and is an accredited investor and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

In February 2012, one investor exercised 2,646,199 of the August 2009 common stock purchase warrants using the cashless exercise provision. We issued 2,500,000 shares of common stock and cancelled 146,199 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

On March 14, 2012, we sold 2,000,000 units at a price of $0.02844 per unit to one investor for gross proceeds of $56,880. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03982 until March 14, 2015. The investor is a U.S. Person and is an accredited investor and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

In March 2012, one investor exercised 84,615 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 21,757 shares of common stock and cancelled 62,868 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

All proceeds will be used for working capital and exploration expenses.

Equity Compensation Plan Information

As of January 31, 2012, we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Plan category	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2012 (a)	Weighted-average exercise price of outstanding options as at January 31, 2012 (b)	Number of securities remaining available for further issuance as at January 31, 2012 (excluding securities reflected in column (a)) (c)
2004 Stock Option Plan	962,500	451,375	$4.51	511,125
2007 Stock Option Plan	2,500,000	212,500	$0.88	2,287,500
2010 Stock Option Plan	95,500,000	93,500,000	$0.037	2,000,000

On January 10, 2012, we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 10,500,000 shares of our common stock at an exercise price of $0.027 per share for a ten year term expiring on January 10, 2022. The options were 50% vested upon granting and will vest another 25% on January 10, 2013 and another 25% on January 10, 2014. The options that were vested immediately may be exercised using a cash-less exercise formula.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk Corp. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified within a mineral province such as the Arizona Strip or a large structural feature such as calderas which occur at Big Chunk, East Silver Bell, and Tombstone, any one or more of which could potentially contain commercially viable quantities of minerals.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $155,869 as of January 31, 2012. We had negative working capital of $(4,287,593) as of January 31, 2012. We had cash inflows from financing activities of $249,357 for the year ended January 31, 2012. We issued additional debt on our convertible promissory note with Northern Dynasty in the amount of $730,174 to pay geological exploration, assessment and rentals on our Big Chunk and Bonanza Hills claims. We will need additional funds in order to proceed with our planned exploration program.

Letter Agreement and Secured Convertible Notes with Northern Dynasty Minerals Ltd.

On July 15, 2010, we issued a secured convertible promissory note (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011 the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the “2011 Convertible Note” and together with the 2010 Convertible Note, the “Convertible Notes”) in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. Principal balance of the Convertible Notes at January 31, 2012 and 2011 was $3,730,174 and $3,000,000 respectively. Accrued interest on the Convertible Notes at January 31, 2012 and 2011 was $526,971 and $164,383, respectively.

As part of the transactions noted above, we entered into a letter agreement with Northern Dynasty whereby, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The outstanding loan amounts from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in. To date, no joint venture agreement has been agreed upon and as such, Northern Dynasty may demand payment of the funds due under the Convertible Notes at any time upon 45 days notice.

The Convertible Notes are secured against our Big Chunk and Bonanza Hills property. The Convertible Notes are due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion of its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Convertible Note (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Notes will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At January 31, 2012, Northern Dynasty has expended $712,756 of the $1,000,000 earn in expenses. The Convertible Note may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

Financing Agreement with Fairhills Capital Offshore Ltd.

On January 19, 2012, we entered into a financing agreement (the “Fairhills Agreement”) with Fairhills Capital Offshore Ltd. (“Fairhills Capital”), whereby Fairhills Capital will provide for a non-brokered financing arrangement of up to $10,000,000. The financing allows but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $10,000,000 to Fairhills Capital. Subject to the terms and conditions of the Fairhills Agreement and a registration rights agreement entered into concurrently (the “Registration Rights Agreement”), we may, in our sole discretion, deliver a notice to Fairhills Capital which states the dollar amount which we intend to sell to Fairhills Capital on a certain date. The amount that we shall be entitled to sell to Fairhills Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of our shares of common stock for the ten (10) trading days prior to the applicable notice date. Such shares of common stock will be valued at a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Fairhills Capital receives our notice of sale. The shares of common stock that we sell to Fairhills Capital must be registered stock, among other conditions of investment.

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement on Form S-1 with the Securities and Exchange Commission within twenty-one (21) days of the date of the Registration Rights Agreement and to have a registration statement declared effective by the Securities and Exchange Commission within one hundred and twenty (120) calendar days from January 19, 2012. The registration statement was filed on March 13, 2012 and has not been declared effective yet.

Results of Operations for the year ended January 31, 2012

We had a net loss of $(2,461,459) for the twelve-month period ended January 31, 2012 compared to a net loss of $(19,865,419) for the twelve-month period ended January 31, 2011. The decrease in net loss of approximately $17 million is mainly due to the following factors:

1)

Decrease in settlement expense of approximately $13.2 million due to the settlement of actual and threatened lawsuits from four warrant holders in the prior year. No settlement expense was incurred in the current year. We amended some of the existing warrants that were outstanding to these holders as well as issuing new warrants to two of these holders. The black- scholes valuation model was used to estimate the fair market value of these modifications and new warrants.

2)

Decrease of $3.7 million loss on change in the fair value of warrants. The change in fair value of warrants was greatly impacted by large fluctuations in our stock trading prices last fiscal year. Also, there were less warrants outstanding that are measured at fair value in the current year as most of the warrants measured at fair value in the prior year were exercised and no longer outstanding at January 31, 2012 or replaced with new warrants with different terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the period ended January 31, 2012 reflect financial information for the twelve month period ending January 31, 2012, as well as from inception through January 31, 2012 and for the twelve-month period ended January 31, 2011.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2012 and 2011. Our accumulated stockholders’ equity (deficit) at January 31, 2012, was $(4,226,424) and the net loss for the twelve-month period ended January 31, 2012 was $(2,461,459). All of our exploration costs are expensed as incurred.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in this Form 10-K. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2012. Our total stockholders’ equity (deficit) at January 31, 2012 was $(4,226,424).

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

Common stock purchase warrants

We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value. For common stock purchase warrants reported as a derivative liability, as well as new and modified warrants reported as equity, we utilize the Black-Scholes valuation method in order to determine fair value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The following consolidated financial statements are filed as part of this annual report:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of January 31, 2012 and 2011

  Consolidated Statements of Operations for the twelve months ended January 31, 2012, the twelve months ended January 31, 2011 and the period from inception (August 20, 2001) to January 31, 2012

  Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception (August 20, 2001) to January 31, 2012

  Consolidated Statements of Cash Flows for the twelve months ended January 31, 2012, the twelve months ended January 31, 2011 and for the period from inception (August 20, 2001) to January 31, 2012

  Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Liberty Star Uranium & Metals Corp.

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. (an exploration stage company) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from inception (August 20, 2001) through January 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2012 and 2011, and the results of its operations, changes in stockholders’ equity (deficit), and its cash flows for the years then ended, and for the cumulative period from inception (August 20, 2001) through January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company is in the exploration stage, has suffered recurring losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Semple, Marchal & Cooper, LLP
Phoenix, Arizona
April 30, 2012

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2012	January 31, 2011
Current:
Cash and cash equivalents	$155,869	$1,100,315
Prepaid expenses and supplies	14,151	8,060
Total current assets	170,020	1,108,375

Property and equipment, net	129,510	163,151
Certificates of deposit	3,000	3,000

Total assets	$302,530	$1,274,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$4,631	$3,763
Convertible promissory note	3,730,174	3,000,000
Accounts payable and accrued liabilities	12,470	40,315
Accrued wages to related party	183,367	93,700
Accrued interest	526,971	164,383
Total current liabilities	4,457,613	3,302,161

Long-term debt, net of current portion	17,393	22,024
Warrant liability	53,948	-

Total liabilities	4,528,954	3,324,185

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized;
635,899,389 and 602,411,882 shares issued and outstanding	6,359	6,024
Additional paid-in capital	45,998,478	45,714,119
Deficit accumulated during the exploration stage	(50,231,261)	(47,769,802)
Total stockholders’ equity (deficit)	(4,226,424)	(2,049,659)

Total liabilities and stockholders’ equity (deficit)	$302,530	$1,274,526

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative from
					date of inception
		For the twelve		For the twelve	(August 20, 2001)
		months ended		months ended	to
		January 31, 2012		January 31, 2011	January 31, 2012
Revenues		$-		$-	$-

Expenses:
Geological and geophysical costs		1,107,560		1,526,572	14,259,580
Salaries and benefits		434,149		1,314,732	3,916,356
Public relations		52,440		35,881	776,482
Depreciation		63,297		61,129	879,530
Legal		65,385		192,096	894,577
Professional services		81,788		93,258	1,268,588
General and administrative		260,315		107,228	1,972,436
Travel		51,018		53,280	242,507
Settlement expense		-		13,241,020	13,241,020
Impairment loss		-		-	16,092,870
Net operating expenses		2,115,952		16,625,196	53,543,946

Loss from operations		(2,115,952)		(16,625,196)	(53,543,946)

Other income (expense):
Interest income		869		776	198,624
Interest expense		(364,804)		(673,405)	(5,924,276)
Debt conversion expense		-		-	(103,437)
Gain (loss) on sale of assets		-		7,795	(42,453)
Gain (loss) on change in fair value of warrant liability		18,428		(3,700,389)	(3,674,034)
Other income		-		1,125,000	1,350,390
Income from Elle Venture		-		-	300,000
Foreign exchange gain		-		-	505
Gain on settlement of debt to related party		-		-	7,366
Total other income (expense)		(345,507)		(3,240,223)	(7,887,315)

Loss before income taxes		(2,461,459)		(19,865,419)	(61,431,261)

Income tax expense		-		-	-

Net loss		$(2,461,459)	$	(19,865,419)	$(61,431,261)

Basic and diluted net loss per share of common stock	$	(0.00)	$	(0.04)	$(0.53)

Basic and diluted weighted average number of shares of common stock outstanding		618,542,673		444,262,699	116,683,766

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Deficit accumulated	Total
	Common stock		paid-in	during	stockholders’
	Shares	Amount	capital	the exploration stage	equity (deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31, 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	( 5,697,935
Balance, January 31, 2008	10,832,852	108	21,134,886	(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Beneficial conversion feature of convertible promissory notes	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	(19,865,419)	(19,865,419)
Balance, January 31, 2011	602,411,882	6,024	45,714,119	(47,769,802)	(2,049,659)
Exercise of common stock purchase warrants	22,687,507	227	(227)	-	-
Issuance of common stock and warrants private placement, net	10,800,000	108	180,636	-	180,744
Stock based compensation	-	-	103,950	-	103,950
Net loss for the year ended January 31, 2012	-	-	-	(2,461,459)	(2,461,459)
Balance, January 31, 2012	635,899,389	$6,359	$45,998,478	$(50,231,261)	$(4,226,424)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative from
				date of inception
	For the twelve		For the twelve	(August 20, 2001)
	months ended		months ended	to
	January 31, 2012		January 31, 2011	January 31, 2012
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(2,461,459)	$	(19,865,419)	$(61,431,261)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	63,297		61,129	879,530
Amortization of deferred financing charges	-		19,690	542,716
Amortization of discount on convertible promissory notes	-		205,185	3,632,995
Impairment loss	-		-	16,092,870
(Gain) loss on sale of fixed assets	-		(7,795)	42,453
(Gain) loss on change in fair value of warrant liability	(18,428)		3,700,389	3,674,034
Share based compensation	103,950		2,530,750	4,401,933
Share and warrant based payments	-		13,523,589	14,421,627
Non-cash other income from sale of mineral claims	-		(1,000,000)	(1,000,000)
Non-cash geological costs paid from the issuance of convertible promissory note	730,174		-	730,174
Changes in assets and liabilities:
Prepaid expenses and supplies	(6,091)		128,655	28,296
Other current assets	-		-	(7,875)
Certificates of deposit	-		-	(11,435)
Other assets	-		-	(25,000)
Accounts payable and accrued expenses	(27,845)		(226,163)	6,455
Accrued wages related party	89,667		(5,800)	183,367
Accrued interest	362,588		164,383	935,172
Net cash used in operating activities	(1,164,147)		(771,407)	(16,903,949)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-		269,601	407,327
Proceeds from redemption of certificate of deposit	-		-	213,232
Purchase of certificate of deposit	-		-	(204,797)
Purchase of equipment	(29,656)		(50,668)	(1,179,274)
Net cash provided by (used in) investing activities	(29,656)		218,933	(763,512)

Cash flows from financing activities:
Principal activity on long-term debt	(3,763)		(118,631)	(500,316)
Principal activity on capital lease obligation	-		-	(39,298)
Principal activity on convertible promissory notes	-		-	(286,227)
Proceeds from the issuance of common stock, net of expenses	253,120		1,284,681	12,677,875
Proceeds from the sale of convertible promissory notes	-		466,217	5,772,371
Proceeds from long-term debt	-		-	198,925
Net cash provided by financing activities	249,357		1,632,267	17,823,330

Net increase (decrease) in cash and cash equivalents for period	(944,446)		1,079,793	155,869

Cash and cash equivalents, beginning of period	1,100,315		20,522	-

Cash and cash equivalents, end of period	$155,869		$1,100,315	$155,869

Interest paid during the period	$2,216		$1,579	$202,851

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

NOTE 2 – Summary of significant accounting policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements. The significant accounting policies adopted by the Company are as follows:

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

The valuation of stock-based compensation, classification and valuation of common stock purchase warrants, classification and value of embedded conversion options, value of beneficial conversion features, valuation allowance on deferred tax assets, the determination of useful lives and recoverability of depreciable assets, accruals, and contingencies are significant estimates made by management. It is at least reasonably possible that a change in these estimates may occur in the near term.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Big Chunk and Redwall, from the dates of acquisition, February 5, 2004 and August 31, 2007, respectively. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents
We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2012 and 2011, we had cash in bank deposit accounts that exceeded federally insured limits of $0 and $751,000, respectively.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Property and equipment
Property and equipment is stated at cost. We capitalize all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Property and equipment is reviewed periodically for impairment. The estimated useful lives range from 3 to 7 years.

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

Common stock purchase warrants
We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value. For common stock purchase warrants reported as a derivative liability, as well as new and modified warrants reported as equity, we utilize the Black-Scholes valuation method in order to estimate fair value.

Environmental expenditures
Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures at January 31, 2012 and 2011.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Net loss per share – continued
At January 31, 2012 and 2011, there were 187,086,566 and 204,639,535 potentially dilutive instruments outstanding, respectively. Additionally, at January 31, 2012 and 2011 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 168,133,677 and 83,846,926 additional shares, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Recently issued accounting standards
In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”) to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS. This guidance is effective for interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on our financial position and results of operations.

NOTE 3– Mineral claims

At January 31, 2012 we held a 100% interest in 431 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2012 we held a 100% interest in 66 standard Federal lode mining claims located in the Tombstone region of Arizona. At January 31, 2012 we held an option to explore 33 standard Federal lode mining claims located in the Tombstone region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two of our directors are owners. At January 31, 2012 we held Arizona State Land Department Mineral Exploration Permits covering 4,126.9 acres in the Tombstone region of Arizona.

At January 31, 2012 we held an option to explore 26 standard Federal Lode mining claims located in the East Silver Bell region of northwest Tucson, Arizona. The mineral claims are owned by JABA US Inc., an Arizona Corporation in which two of our directors are owners.

At January 31, 2012 we held a 100% interest in 612 Alaska State mining claims in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”).

At January 31, 2012 we are required to make a rental payment of $15,800 to the state of Alaska for our Bonanza Hills claims to keep them in good standing and has not been made to date. We are unsure whether we will make the required payment or abandon our interest in these claims. While we have the right to make these rental payments in arrears, the claims are open to staking by another party and we would lose some or all of our rights in those overstaked claims. We held 56 mineral claims covering approximately 13.5 square miles in Southwestern Alaska, located approximately 40 miles northeast of the northern boundary of the Big Chunk claims. We may lose this property at any time.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, except as noted above for the Bonanza Hills Claims, titles to all properties are in good standing as of January 31, 2012.

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	January 31, 2012	January 31, 2011
Geology equipment	$290,736	$327,105
Vehicles and transportation equipment	50,180	50,180
Office furniture and equipment	73,451	74,572
	414,367	451,857
Less accumulated depreciation and amortization	(284,857)	(288,706)
	$129,510	$163,151

NOTE 5 – Long-term debt

Note payable to Ford Credit payable in monthly installments of $544 including interest at a fixed rate of 9.49% through maturity in February 2016. Principal balance at January 31, 2012 and 2011 is $22,024 and $25,787, respectively. Carrying amount of a vehicle that serves as collateral is $29,447 and $36,966 at January 31, 2012 and 2011, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5 – Long-term debt – continued

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended January 31,
2013	$4,631
2014	5,090
2015	5,594
2016	6,148
2017	561
22,024
Less current maturities	(4,631)
$17,393

NOTE 6 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010 we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). During the year ended January 31, 2012 the agreement with Northern Dynasty was amended to issue additional secured convertible promissory notes totaling $730,174 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty. Principal balance of the Convertible Notes at January 31, 2012 and 2011 was $3,730,174 and $3,000,000 respectively. Accrued interest on the Convertible Notes at January 31, 2012 and 2011 was $526,971 and $164,383, respectively.

As part of the transaction noted above, Northern Dynasty can earn a 60% interest in our Big Chunk project in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in. As of January 31, 2012, no such notice by Northern Dynasty has been received.

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

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Note will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At January 31, 2012, Northern Dynasty has expended $712,756 of the $1,000,000 earn in expenses. In accordance with authoritative guidance, the contingent beneficial conversion feature on the Convertible Note will not be recorded unless the $1,000,000 earn-in expenditures are expended and the note becomes convertible. The Convertible Note may be prepaid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

If settlement of the Convertible Note occurred on January 31, 2012, we would have been obligated to pay $3,730,174 in principal and $526,971 of accrued interest. If the settlement were completed by the issuance of common shares the conversion price at January 31, 2012 would have been $0.02532 per share for a total of 168,133,677 shares required to convert the Convertible Note.

We have classified the entire amount as a current liability as we were not able to come to terms with an agreement regarding the joint venture agreement at January 31, 2012 and as a result the Convertible Note can be called by Northern Dynasty on 45 days notice.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 – Common stock

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

During the year ended January 31, 2011 we issued 187,127,678 shares of common stock as repayment of $227,455 principal portion and $47,522 interest portion of the monthly payments on the May 2007, August 2008, May 2009 and August 2009 convertible notes. These convertible notes were paid in full during the year ended January 31, 2011.

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

NOTE 7 – Common stock – continued

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

In December 2011, we sold 5,800,000 units at a price of $0.0264 per unit to three investors for net proceeds of $153,120. The financing consisted of 5,800,000 common shares of our company and 5,800,000 whole share non-transferable common stock purchase warrants. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03696 until December 13, 2014. The securities were issued to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

In August 2011, we sold 5,000,000 units at a price of $0.02 per unit to one investor for net proceeds of $100,000. The financing consisted of 5,000,000 common shares of our company and 2,500,000 whole share non-transferable common stock purchase warrants. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0264 until August 31, 2016. The common stock purchase warrants contain a cashless exercise provision allowing the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. The common stock purchase warrants also contain an exercise price adjustment whereby if we issue common stock, convertible debt instruments, warrants or stock options prior to the expiration of the warrants or complete exercise of the warrants at a price less $0.04 per common share, then the exercise price of these warrants shall be reduced to such lower price. The securities were issued to an accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

On January 19, 2012, we entered into a financing agreement with Fairhills Capital Offshore Ltd., whereby Fairhills Capital will provide for a non-brokered financing arrangement of up to $10,000,000. The financing allows but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $10,000,000 to Fairhills Capital. Subject to the terms and conditions of the financing agreement and a registration rights agreement, we may, in our sole discretion, deliver a notice to Fairhills Capital which states the dollar amount which we intend to sell to Fairhills Capital on a certain date. The amount that we shall be entitled to sell to Fairhills Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date. Our common stock will be valued at a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Fairhills Capital receives our notice of sale. The shares that we sell to Fairhills Capital must be registered stock, among other conditions of investment.

In connection with the Fairhills Capital financing agreement, we also entered into a registration rights agreement dated January 19, 2012, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within twenty-one (21) days of the date of the registration rights agreement and to have the Registration Statement declared effective by the Securities and Exchange Commission within one hundred and twenty (120) calendar days from January 19, 2012. The registration statement was filed on March 13, 2012 and has not yet been declared effective.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7 – Common stock – continued

As of January 31, 2012, there were 92,922,691 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.4 years and a weighted average exercise price of $0.053 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2012 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2011	108,475,660	$0.043
Issued	8,300,000	0.034
Exercised	(23,852,969)	0.002

Outstanding, January 31, 2012	92,922,691	$0.053
Exercisable, January 31, 2012	92,922,691	$0.053

NOTE 8 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2012 and 2011 are 2,000,000 and 0, respectively. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2012 and 2011 are 2,287,500. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2012 and 2011 are 511,125.

On January 10, 2012 we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 10,500,000 shares of our common stock at an exercise price of $0.027 per share for a term expiring on January 10, 2022. The options were 50% vested upon granting and vest another 25% on January 10, 2013 and another 25% on January 10, 2014.

The following tables summarize the Company’s stock option activity during the year ended January 31, 2012.

Incentive stock options to employees outstanding at January 31, 2012 are as follows:

			Weighted
			average
		Weighted average	remaining life	Aggregate
	Number of options	exercise price	(years)	intrinsic value
Outstanding, January 31, 2011	95,385,375	$0.048		$-
Granted	10,375,000	0.027
Vested, Cancelled	(12,500,000)	0.038

Outstanding, January 31, 2012	93,260,375	$0.047	4.25	$-
Exercisable, January 31, 2012	88,072,875	$0.048	3.91	$-

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Share-based compensation – continued

Non-qualified stock options to non-employee consultants outstanding at January 31, 2012 are as follows:

			Weighted
		Weighted	average
		average exercise	remaining life	Aggregate
	Number of options	price	(years)	intrinsic value
Outstanding, January 31, 2011	778,500	$1.654		$-
Granted	125,000	0.027

Outstanding, January 31, 2012	903,500	$1.429	4.59	$-
Exercisable, January 31, 2012	841,000	$1.533	4.19	$-

The aggregate intrinsic value is calculated based on the January 31, 2012 stock price of $0.026 per share.

A summary of the status of the Company’s nonvested options as of January 31, 2012 and changes during the year ended January 31, 2012 is presented below:

		Weighted average grant
Incentive stock options granted to employees:	Number of options	date fair value
Nonvested at January 31, 2011	-	$-
Granted	10,375,000	0.022
Vested	(5,187,500)	0.022

Nonvested at January 31, 2012	5,187,500	$0.022

Total fair value of options vested during the year ended January 31, 2012		$ 102,712

		Weighted average grant
Non-qualified stock options to non-employee consultants:	Number of options	date fair value
Nonvested at January 31, 2011	-	$-
Granted	125,000	0.022
Vested	(62,500)	0.022

Nonvested at January 31, 2012	62,500	$0.022

Total fair value of options vested during the year ended January 31, 2012		$ 1,238

We estimate the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term, as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of stock option grants:

		Expected dividend		Risk-free interest
Grant date	Expected volatility	yield	Expected term	rate	Forfeiture rate
January 10, 2012	128%	0%	10 years	2%	10%

The weighted average grant date fair value of the options granted during the year ended January 31, 2012 was $0.022 per option. There were no options exercised during the year ended January 31, 2012.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Share-based compensation – continued

Share-based compensation expense is reported in our statement of operations as follows:

			From inception (August
			20, 2001) to
	January 31, 2012	January 31, 2011	January 31, 2012
Geological and geophysical costs	$1,237	$1,391,250	$2,538,535
Salaries and benefits	101,475	1,126,250	1,890,760
Investor relations	1,238	13,250	66,988

	$103,950	$2,530,750	$4,496,283

At January 31, 2012 there is $103,950 unrecognized share-based compensation for all share-based awards outstanding with a weighted average remaining period for amortization of 1.94 years.

NOTE 9 – Income taxes

As of January 31 our deferred tax asset is as follows:

	January 31, 2012	January 31, 2011
Net operating loss carryforwards	$8,681,000	$8,484,000
Temporary book and tax depreciation differences	(33,000)	(1,000)
Temporary accrued expense differences	68,000	60,000
Temporary non-qualified stock option expense differences	292,000	307,000
Temporary book and tax impairment loss differences	18,000	-
Less valuation allowance	(9,026,000)	(8,850,000)
	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate taxable income, management will re-evaluate the allowance. The change in the valuation allowance of $176,000 and $(88,000) in the years ended January 31, 2012 and 2011 primarily represents the benefit of the change in net operating loss carry-forwards during the period.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period. Such limitation of the net operating losses may have occurred but we have not analyzed it at this time as the deferred tax asset is fully reserved. We have federal and state net operating loss carry-forwards that are available to offset future taxable income. The schedule below shows the amounts and expiration dates for the net operating loss carry-forwards.

January 31, 2012
Federal net operating loss carry-forwards:
Expiring January 31, 2025	$313,895
Expiring January 31, 2026	2,785,529
Expiring January 31, 2027	4,652,642
Expiring January 31, 2028	3,285,552
Expiring January 31, 2029	5,314,524
Expiring January 31, 2030	3,810,115
Expiring January 31, 2031	2,559,067
Expiring January 31, 2032	451,296
Expiring January 31, 2033	2,271,520

Total Federal net operating loss carry-forwards	$25,444,140

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9 – Income taxes – continued

Arizona net operating loss carry-forwards:	January 31, 2012
Expiring January 31, 2012	$-
Expiring January 31, 2013	5,510,233
Expiring January 31, 2014	3,639,611
Expiring January 31, 2015	2,551,517
Expiring January 31, 2016	386,040
Expiring January 31, 2017	2,271,470

Total Arizona net operating loss carry-forwards	$14,358,871

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended January 31, 2012 and 2011 is as follows:

	January 31, 2012	January 31, 2011

Income tax benefit at federal statutory rate	$(738,000)	$(6,281,000)
State income tax benefit, net of effect on federal taxes	(174,000)	(1,391,000)
Permanent differences and other (federal)	678,000	6,082,000
Permanent differences and other (state)	58,000	1,678,000
Increase (decrease) in valuation allowance	176,000	(88,000)

Income tax expenses (benefit)	$-	$-

NOTE 10 – Related party transactions

We entered into the following transactions with related parties during the year ended January 31, 2012:

Paid or accrued $6,263 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

At January 31, 2012 we had a balance of accrued unpaid wages of $183,367 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

We recognized compensation expense of $99,000 for stock options granted to officers and board members.

We have an option to explore 26 standard Federal lode mining claims at the East Silver Bell project and 33 standard Federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. During the year ended January 31, 2012 we paid $8,254 in rental fees to maintain the mineral claims in good standing. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and has been extended through June 1, 2012.

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

At January 31, 2011 we had a balance of accrued unpaid wages of $93,700 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

We included $3,165 in accounts payable to Larry Liang and Eddie Othon for expense reimbursements for travel that occurred before January 31, 2011. Mr. Liang is our President and Director. Mr. Othon is our former Vice President of Global Business Development and former Director.

We recognized $2,451,250 of compensation expense for stock options granted to officers and directors of our company.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11 – Commitments

We are required to perform annual assessment work in order to maintain the Big Chunk and Bonanza Hills Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims will be approximately $260,600. Sufficient cash in lieu assessment work has been paid for Big Chunk to maintain the claims until August 31, 2012.

The annual state rentals for the Big Chunk and Bonanza Hills Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The rentals of $164,600 to extend the Big Chunk claims through September 1, 2012 were paid in November 2011. The rentals of $15,800 to extend the Bonanza Hills claims through September 1, 2012 have not been paid. The estimated state rentals due by November 30, 2012 for the period from September 1, 2012 through September 1, 2013 are $182,000. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

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

We are required to pay annual rentals for our Federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. The rentals of $3,640 for the period from September 1, 2011 to September 1, 2012 have been paid. The annual rentals due by September 1, 2012 of $3,640 are required to maintain the East Silver Bell claims are for the period from September 1, 2012 through September 1, 2013. There is no requirement for annual assessment or exploration work on the Federal lode mining claims. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals and initial filing fees of $17,094 for the period from September 1, 2011 to September 1, 2012 have been paid. The rentals due by September 1, 2012 for the period from September 1, 2012 through September 1, 2013 of $13,365 have not been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th and rental payments are due by the first day of the rental period. We hold AZ MEP permits for 4,126.9 acres at our Tombstone project. We paid initial rental fees from the date of application through September 29, 2012 of $8,254. Required minimum work expenditures for the period ended September 29, 2012 are $41,269. The annual rentals due by September 30, 2012 to maintain the AZ MEP permits are $4,127.

On September 7, 2011 we entered into a letter agreement with Sagebrush Gold Ltd. to form a joint venture agreement. Under the terms of the letter agreement, all the uranium properties held by Sagebrush and Liberty Star will be transferred to a new corporation in exchange for shares of the new corporation. The reorganization was not completed by the deadline of December 31, 2011 resulting in the letter agreement terminating on December 31, 2011.

In December 2010 we entered into a 12 month non-cancellable operating lease for office space. In December 2011 the lease was extended for an additional one year term. The lease calls for monthly payments of rent plus sales tax of $2,280. We recognized rent expense of $27,357 during the year ended January 31, 2012 pursuant to this lease. Future minimum lease payments pursuant to this lease total $25,077 payable during the fiscal year ending January 31, 2013.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11 – Commitments – continued

In June 2011 we entered into a two year non-cancellable operating lease for warehouse space in Tucson, Arizona. The lease calls for monthly payments of rent plus sales tax of $3,550. We have the option to extend the lease for one additional two year term at current market rates. We recognized rent expense of $28,400 during the year ended January 31, 2012 pursuant to this lease. Future minimum lease payments pursuant to this lease total $42,600 payable during the year ended January 31, 2013 and $14,200 payable during the year ended January 31, 2014.

NOTE 12 – Supplemental disclosures with respect to cash flows

The significant non-cash investing and financing transactions for the twelve month period ended January 31, 2012 were as follows:

Issued 22,687,507 shares of common stock and cancelled 1,165,462 common stock purchase warrants for $0 proceeds received from the cash-less exercise of August 2009 and May 2007 common stock purchase warrants.

We amended our secured convertible promissory notes to increase the principal balance by $730,174 to reimburse the note holder for in lieu assessment fees and Alaska State rental fees paid on our Alaska claims on our behalf.

We recognized $103,950 of compensation expense related to the granting of 10,500,000 incentive and non-qualified stock options to officers, employees and consultants.

We issued 2,500,000 common stock purchase warrants which contain a full ratchet down price provision and are recorded at estimated fair value as warrant liability of $53,948.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14 – Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the warrant liability are reported in other income (expense) as gain (loss) on change in fair value.

We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At January 31, 2011 we had no financial instruments outstanding that were estimated using level 1, level 2 or level 3 inputs that were deemed material. At January 31, 2012 we had 622,138 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any issuance priced lower than $0.02 per common share. At January 31, 2012 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. We used the following assumptions to estimate the fair value of the warranty liability at January 31, 2012 and 2011:

		Expected dividend		Risk-free interest
Description	Expected volatility	yield	Expected term	rate
Warrant liability at January 31, 2012	127.6%	0%	4.59 years	0.71%
Warrant liability at January 31, 2011	90.0%	0%	0.54 to 4.9 years	0.25% to 1.46%

Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	January 31, 2012	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$53,948	-	-	$53,948

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Balance, January 31, 2010	$30,422
Total (gains) or losses	3,700,389
Purchases, issuances and settlements	10,238,696
Transfers in or out of Level 3	(13,969,507)
Balance, January 31, 2011	$-
Total (gains) or losses	(18,428)
Purchases, issuances and settlements	72,376
Transfers in or out of Level 3	-
Balance, January 31, 2012	$53,948

NOTE 15 – Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

NOTE 16 – Subsequent events

On March 14, 2012, we sold 2,000,000 units at a price of $0.02844 per unit to one investor for gross proceeds of $56,880. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03982 until March 14, 2015. The investor is a U.S. Person and is an accredited investor and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 16 – Subsequent events – continued

On February 23, 2012, we sold 2,209,596 units at a price of $0.03168 per unit to one investor for gross proceeds of $70,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.04435 until February 23, 2015. The investor is a U.S. Person and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

On February 12, 2012, we sold 2,000,715 units at a price of $0.02799 per unit to one investor for gross proceeds of $56,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03919 until February 3, 2015. The investor is a U.S. Person and is an accredited investor and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

In February 2012 one investor exercised 2,646,199 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 2,500,000 shares of common stock and cancelled 146,199 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

In March 2012 one investor exercised 84,615 of the May 2007 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 21,757 shares of common stock and cancelled 62,858 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

NOTE 17 – Going concern

The Company is in the exploration stage, has incurred losses from operations, requires additional funds for further exploratory activity and to maintain its claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, the Company's independent registered public accounting firm has expressed an uncertainty about the Company's ability to continue as a going concern in their opinion attached to our audited financial statements for the fiscal year ended January 31, 2012.

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financings, debt financings or joint venture agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2012, which is the end of the period covered by this report. This evaluation was carried out by our management with the participation of our principal executive officer, principal accounting officer and principal financial officer, Mr. James Briscoe. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer, principal accounting officer and principal executive officer, Mr. James Briscoe, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer, principal accounting officer and principal executive officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework” our principal financial officer and principal executive officer concluded that our company’s internal control over financial reporting was effective, as of January 31, 2012, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director, Former President	70	February 3, 2004
Larry Liang	President (1) and Director	32	December 29, 2009
Gary Musil	Secretary and Director	61	October 23, 2003
John Guilbert	Director	80	February 5, 2004
Keith Brill	Director	34	December 23, 2009
Charles Vollmer	Director	64	February 14, 2011
Eduardo Othon	Former Director (2)	39	January 27, 2011

(1)	Effective August 10, 2011, Mr. Briscoe resigned as our company’s President and Mr. Liang was appointed our company’s President.

(2)	Mr. Othon resigned from our board of directors on November 17, 2011.

Business Experience

James Briscoe - Chief Executive Officer, Chief Financial Officer and Chairman of the Board and Director

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

Larry Liang – Director & President

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

John Guilbert – Director

Dr. Guilbert was appointed as one of our directors on February 5, 2004. Dr. Guilbert is a Professor Emeritus at the University of Arizona and is a world-renowned geologist and author of the book The Geology of Ore Deposits, a popular 900 page text used throughout the world and a co-developer of the Lowell-Guilbert porphyry copper model and recipient of two mining awards, the R.A.F. Penrose Medal and the D.C. Jackling Award. These gold medal awards, the most coveted in American Mining, were awarded back-to-back in seccesive years. Dr. Guilbert has served as a director of Excellon Inc. a Vancouver Stock Exchange listed company from 1992 – 1996. Dr. Guilbert has served as a Board Chairman and director for JABA Inc., an Alberta Stock Exchange (later CDNX then TSX) listed company from 1996 – 2002.

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

Board and Committee Meetings

The board of directors of our company held four formal meetings in the year ended January 31, 2012 and four formal meetings in the year ended January 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the year ended January 31, 2012. Shareholders may contact our President, Larry Liang, to recommend nominees to our board of directors.

For the year ended January 31, 2012 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During fiscal years ended January 31, 2012 and January 31, 2011, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION.

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
James Briscoe, Principal Executive Officer, CEO, CFO, Chairman and Director	2012 2011	84,000 115,500	Nil 6,800	Nil Nil	Nil 1,391,250 (3)	Nil Nil	Nil Nil	89,667(2) Nil	$173,667 $1,513,550
Larry Liang, President & Director	2012 2011	65,625 17,500	Nil Nil	Nil Nil	198,000 (6) 66,250 (4)	Nil Nil	Nil Nil	Nil Nil	$263,625 $83,750

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
Eduardo Othon Former Director & Vice President Global Business Development	2012 2011	47,500 27,901	Nil Nil	Nil Nil	Nil 66,250 (5)	Nil Nil	Nil Nil	Nil Nil	$47,500 $94,151

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)	Mr. Briscoe’s other compensation represents accrued and unpaid wages during the twelve months ended January 31, 2012 of $89,667.

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

(6)

Mr. Liang was awarded 10,000,000 incentive stock options on January 10, 2012 with a grant date fair value of $0.022 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James Briscoe	52,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil
James Briscoe	75,000	Nil	Nil	$0.88	5/21/2018	Nil	Nil	Nil	Nil
Larry Liang	5,000,000	5,000,000	Nil	$0.027	1/10/2022	Nil	Nil	Nil	Nil
Larry Liang	2,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil
Eduardo Othon	2,500,000	Nil	Nil	$0.038	2/17/2012 (1)	Nil	Nil	Nil	Nil

(1)

Eduardo Othon terminated his employment with us on November 17, 2011. He had until February 17, 2012 in order to exercise his exercisable incentive stock options. He did not exercise his incentive stock options and therefore, they expired on February 17, 2012.

COMPENSATION PLANS

As of January 31, 2012 we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Plan	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2012	Weighted-average exercise price of outstanding options as at January 31, 2012	Number of securities remaining available for further issuance as at January 31, 2012
2004 Stock Option Plan	962,500	451,375	$4.51	511,125
2007 Stock Option Plan	2,500,000	212,500	$0.88	2,287,500
2010 Stock Option Plan	95,500,000	93,500,000	$0.037	2,000,000

On January 10, 2012 we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 10,500,000 shares of our common stock at an exercise price of $0.027 per share for a term expiring on January 10, 2022. The options were 50% vested upon granting and will vest another 25% on January 10, 2013 and another 25% on January 10, 2014. The options that were vested immediately may be exercised using a cash-less exercise formula.

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

Employment Contracts

We have not entered into any written employment agreements or compensation arrangements with any of our named executive officers. We have entered into a verbal agreement with James Briscoe, CEO, CFO and Director for annual salary of $148,000. We have entered into a verbal agreement with Larry Liang, President and Director for annual salary of $75,000.

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

Incentive stock options were granted to directors during the fiscal year ended January 31, 2012. There was no compensation paid or accruing to any director, unless such director is also a named executive officer, during the fiscal year ended January 31, 2012.

Name	Year	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensatio n (US$)	Non-qualified Deferred Compensatio n Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
John Guilbert	2012	Nil	Nil	Nil	Nil	Nil	Nil	$0
Gary Musil	2012	Nil	Nil	Nil	Nil	Nil	Nil	$0
Keith Brill	2012	Nil	Nil	Nil	Nil	Nil	Nil	$0

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 31, 2012 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 635,899,389 shares of common stock issued and outstanding as of January 31, 2012, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	54,762,500 (2) (3)	7.95%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	7,547,000(3)	1.17%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	15,052,500(3)	2.31%
Keith Brill 250 Central Ave Apt B204 New York, NY 11559 USA	2,500,000(3)	0.39%
Larry Liang 6651 N Campbell Ave #254 Tucson, AZ 85718 USA	7,500,000(3)	1.17%
Eddie Othon 6025 S 6th Avenue Tucson, AZ 85706 USA	2,500,000(3)	0.39%
Charles Vollmer 1645 White Pine Drive Vienna, VA 22182 USA	Nil	0%
Cede & Company PO Box 20 Bowling Green Station New York, NY 10274	618,674,038	97.29%
Directors and Executive Officers as a Group	89,862,000	12.42%

(1)

Based on 635,899,389 shares of common stock issued and outstanding as of January 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

There are 2,187,500 shares that are held by Alaska Star Minerals LLC. James Briscoe beneficially owns 100% of the membership interest in Alaska Star Minerals LLC. There are 52,575,000 incentive stock options granted to James Briscoe under the 2004, 2007 and 2010 stock option plans that are exercisable at January 31, 2012.

(3)	Includes incentive stock options granted under the 2004, 2007 and 2010 stock option plans that are exercisable at January 31, 2012.

Changes in Control

At January 31, 2012 we had 635,899,389 shares of common stock issued and outstanding. At January 31, 2012 if the settlement of the Convertible Promissory Notes was completed by the issuance of common shares there would be 168,133,677 shares required to convert the notes. Therefore, it is possible that if the holders of our Convertible Promissory Notes were to settle their debt through the issuance of common shares it would cause a change in control.

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

Audit Fees

For the fiscal year ended January 31, 2012, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $62,228. For the fiscal year ended January 31, 2011, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $68,854.

Audit Related Fees

For the fiscal year ended January 31, 2012, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0. For the fiscal year ended January 31, 2011, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended January 31, 2012 and 2011, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0 in both years.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation[1]
3.2	Bylaws [2]
3.3	Certificate of Change to Authorized Capital [3]
3.4	Articles of Merger [3]
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty [4]
10.2	Form of Investment Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd [5]
10.3	Form of Registration Rights Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd [5]
10.4	Form of Subscription Agreement [6]
10.5	Form of Stock Option Agreement [7]
14.1	Code of Ethics[3]
21.1	Subsidiaries: Big Chunk Corp
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

___________________________________
1 Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
2 Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
3 Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
4 Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
5 Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 19, 2012.
6 Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 13, 2011.
7 Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By: /s/ James A. Briscoe

James A. Briscoe
Chief Executive Officer, Director and
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 30, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James A. Briscoe

James A. Briscoe
Chief Executive Officer, Director and
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 30, 2012

By: /s/ Larry Liang	By: /s/ Gary Musil

Larry Liang	Gary Musil
President and Director	Secretary and Director
Dated: April 30, 2012	Dated: April 30, 2012

By: /s/ Dr. John Guilbert	By: /s/ Keith Brill

Dr. John Guilbert	Keith Brill
Director	Director
Dated: April 30, 2012	Dated: April 30, 2012

By: /s/ Charles Vollmer

Charles Vollmer
Director
Dated: April 30, 2012