Form 10-Q
period 2012-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2012-06-19
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Yes [   ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 646,517,271 as of June 13, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2012
	(Unaudited)	January 31, 2012
Current:
Cash and cash equivalents	$130,980	$155,869
Prepaid expenses and supplies	6,580	14,151
Total current assets	137,560	170,020

Property and equipment, net	105,103	129,510
Certificates of deposit	3,000	3,000

Total assets	$245,663	$302,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$4,631	$4,631
Convertible promissory note	3,730,174	3,730,174
Accounts payable and accrued liabilities	62,435	12,470
Accrued wages to related party	199,367	183,367
Accrued interest	632,807	526,971
Total current liabilities	4,629,414	4,457,613

Long-term debt, net of current portion	16,276	17,393
Warrant liability	46,362	53,948

Total liabilities	4,692,052	4,528,954

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 644,631,457 and 635,899,389 shares issued and outstanding	6,446	6,359
Additional paid-in capital	46,194,270	45,998,478
Deficit accumulated during the exploration stage	(50,647,105)	(50,231,261)
Total stockholders’ equity (deficit)	(4,446,389)	(4,226,424)

Total liabilities and stockholders’ equity (deficit)	$245,663	$302,530

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					date of inception
		For the three		For the three	(August 20, 2001)
		months ended		months ended	to
		April 30, 2012		April 30, 2011	April 30, 2012
Revenues		$-		$-	$-

Expenses:
Geological and geophysical costs		91,122		68,261	14,350,702
Salaries and benefits		89,847		69,404	4,006,203
Public relations		7,133		4,598	783,615
Depreciation		12,288		16,463	891,818
Legal		14,042		3,947	908,619
Professional services		20,511		40,552	1,289,099
General and administrative		67,756		81,955	2,040,192
Travel		2,327		27,482	244,834
Settlement expense		-		-	13,241,020
Impairment loss		-		-	16,092,870
Net operating expenses		305,026		312,662	53,848,972

Loss from operations		(305,026)		(312,662)	(53,848,972)

Other income (expense):
Interest income		65		415	198,689
Interest expense		(106,350)		(83,153)	(6,030,626)
Debt conversion expense		-		-	(103,437)
Loss on sale of assets		(12,119)		-	(54,572)
Gain (loss) on change in fair value of warrant liability		7,586		-	(3,666,448)
Other income		-		-	1,350,390
Income from Elle Venture		-		-	300,000
Foreign exchange gain		-		-	505
Gain on settlement of debt to related party		-		-	7,366
Total other income (expense)		(110,818)		(82,738)	(7,998,133)

Loss before income taxes		(415,844)		(395,400)	(61,847,105)

Income tax expense		-		-	-

Net loss		$(415,844)	$	(395,400)	$(61,847,105)

Basic and diluted net loss per share of common stock	$	(0.00)	$	(0.00)	$(0.48)

Basic and diluted weighted average number of shares of common stock outstanding		642,160,712		602,411,882	128,791,530

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

5 LIBERTY STAR URANIUM & METALS CORP. (AN EXPLORATION STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

			Additional	Deficit accumulated	Total
	Common stock		paid-in	during	stockholders'
	Shares	Amount	capital	the exploration stage	equity (deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31, 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008	10,832,852	108	21,134,886	(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Beneficial conversion feature of convertible promissory notes	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	( 19,865,419	(19,865,419)
Balance, January 31, 2011	602,411,882	6,024	45,714,119	( 47,769,802	(2,049,659)
Exercise of common stock purchase warrants	22,687,507	227	(227)	-	-
Issuance of common stock and warrants private placement, net	10,800,000	108	180,636	-	180,744
Stock based compensation	-	-	103,950	-	103,950
Net loss for the year ended January 31, 2012	-	-	-	(2,461,459	(2,461,459)
Balance, January 31, 2012	635,899,389	6,359	45,998,478	(50,231,261	(4,226,424)
Exercise of common stock purchase warrants	2,521,757	25	(25)	-	-
Issuance of common stock and warrants private placement, net	6,210,311	62	182,818	-	182,880
Stock based compensation	-	-	12,999	-	12,999
Net loss for the three months ended April 30, 2012	-	-	-	(415,844)	(415,844)
Balance, April 30, 2012	644,631,457	$6,446	$46,194,270	$(50,647,105)	$(4,446,389)

The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements

6

(Unaudited)

LIBERTY STAR URANIUM & METALS CORP. (AN EXPLORATION STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				Cumulative from
				date of inception
	For the three		For the three	(August 20, 2001)
	months ended		months ended	to
	April 30, 2012		April 30, 2011	April 30, 2012
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(415,844)	$	(395,400)	$(61,847,105)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	12,288		16,463	891,818
Amortization of deferred financing charges	-		-	542,716
Amortization of discount on convertible promissory notes	-		-	3,632,995
Impairment loss	-		-	16,092,870
(Gain) loss on sale of fixed assets	12,119		-	54,572
(Gain) loss on change in fair value of warrant liability	(7,586)		-	3,666,448
Share based compensation	12,999		-	4,414,932
Share and warrant based payments	-		-	14,421,627
Non-cash other income from sale of mineral claims	-		-	(1,000,000)
Non-cash geological costs paid from the issuance of convertible promissory note	-		-	730,174
Changes in assets and liabilities:
Prepaid expenses and supplies	7,571		1,564	35,867
Other current assets	-		-	(7,875)
Certificates of deposit	-		-	(11,435)
Other assets	-		-	(25,000)
Accounts payable and accrued expenses	49,965		31,066	56,420
Accrued wages related party	16,000		9,000	199,367
Accrued interest	105,836		82,632	1,041,008
Net cash used in operating activities	(206,652)		(254,675)	(17,110,601)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-		-	407,327
Proceeds from redemption of certificate of deposit	-		-	213,232
Purchase of certificate of deposit	-		-	(204,797)
Purchase of equipment	-		(26,439)	(1,179,274)
Net cash used in investing activities	-		(26,439)	(763,512)

Cash flows from financing activities:
Principal activity on long-term debt	(1,117)		(566)	(501,433)
Principal activity on capital lease obligation	-		-	(39,298)
Principal activity on convertible promissory notes	-		-	(286,227)
Proceeds from the issuance of common stock, net of expenses	182,880		-	12,860,755
Proceeds from the sale of convertible promissory notes	-		-	5,772,371
Proceeds from long-term debt	-		-	198,925
Net cash provided by (used in) financing activities	181,763		(566)	18,005,093

Net increase (decrease) in cash and cash equivalents for period	(24,889)		(281,680)	130,980

Cash and cash equivalents, beginning of period	155,869		1,100,315	-

Cash and cash equivalents, end of period	$130,980		$818,635	$130,980

Interest paid during the period	$514		$521	$203,365

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

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2012 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2012 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At April 30, 2012 and January 31, 2012, we had cash in bank deposit accounts that exceeded federally insured limits of $0.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures at April 30, 2012 and January 31, 2012.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE 3 - Summary of significant accounting policies - continued

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At April 30, 2012 and 2011, there were 188,066,063 and 204,639,535 potentially dilutive instruments outstanding, respectively. Additionally, at April 30, 2012 and 2011 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 203,972,918 and 106,285,270 additional shares, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	April 30, 2012	January 31, 2012
Geology equipment	$255,636	$290,736
Vehicles and transportation equipment	50,180	50,180
Office furniture and equipment	73,451	73,451
	379,267	414,367
Less: Accumulated depreciation	(274,164)	(284,857)
	$105,103	$129,510

NOTE 5 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010 we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). During the year ended January 31, 2012 the agreement with Northern Dynasty was amended to issue additional secured convertible promissory notes totaling $730,174 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty. The principal balance of the Convertible Notes at April 30, 2012 and January 31, 2012 was $3,730,174. Accrued interest on the Convertible Notes at April 30, 2012 and January 31, 2012 was $632,807 and $526,971, respectively.

As part of the transaction noted above, Northern Dynasty can earn a 60% interest in our Big Chunk project in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in. As of April 30, 2012, no such notice by Northern Dynasty has been received.

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

LIBERTY STAR URANIUM & METALS CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited) – continued

NOTE 5 – Convertible promissory notes – continued

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Note will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At April 30, 2012, Northern Dynasty has expended approximately $775,000 of the $1,000,000 earn in expenses. In accordance with authoritative guidance, the contingent beneficial conversion feature on the Convertible Note will not be recorded unless the $1,000,000 earn-in expenditures are expended and the note becomes convertible. The Convertible Note may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

If settlement of the Convertible Note occurred on April 30, 2012, we would have been obligated to pay $3,730,174 in principal and $632,807 of accrued interest. If the settlement were completed by the issuance of common shares, the conversion price at April 30, 2012 would have been $0.02139 per share for a total of 203,972,918 shares required to convert the Convertible Note.

We have classified the entire amount as a current liability as we were not able to come to terms with an agreement regarding the joint venture agreement and as a result the Convertible Note can be called by Northern Dynasty on 45 days notice.

NOTE 6 – Common stock

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

In March 2012, we sold 2,000,000 units at a price of $0.02844 per unit to one investor for gross proceeds of $56,880. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03982 until March 14, 2015. The investor is a U.S. Person and is an accredited investor and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

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

In February 2012, we sold 2,209,596 units at a price of $0.03168 per unit to one investor for gross proceeds of $70,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.04435 until February 23, 2015. The investor is a U.S. Person and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

In February 2012 we sold 2,000,715 units at a price of $0.02799 per unit to one investor for gross proceeds of $56,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03919 until February 3, 2015. The investor is a U.S. Person and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

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

On January 17, 2012 we entered into a financing agreement with Fairhills Capital Offshore Ltd., whereby Fairhills Capital will provide for a non-brokered financing arrangement of up to $10,000,000. The financing allows but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $10,000,000 to Fairhills Capital. On May 1, 2012, we entered into an amendment to the Investment Agreement (the “Amendment”). Pursuant to the Amendment, the Investment Agreement will only expire upon any of the following events: (i) when the Investor has purchased an aggregate of Ten Million dollars ($10,000,000) in the Common Stock of the Company pursuant to the Investment Agreement; or (ii) on the date which is thirty-six (36) months after the effective date of the Investment Agreement; or (iii) at such time that the Registration Statement registering the shares of common stock contemplated by the Investment Agreement is no longer in effect.

LIBERTY STAR URANIUM & METALS CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited) – continued

NOTE 6 – Common stock – continued

In addition, the Company may terminate the Investment Agreement upon thirty (30) days written notice. Subject to the terms and conditions of the financing agreement and a registration rights agreement, we may, in our sole discretion, deliver a notice to Fairhills Capital which states the dollar amount which we intend to sell to Fairhills Capital on a certain date. The amount that we shall be entitled to sell to Fairhills Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date. Our common stock will be valued at a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Fairhills Capital receives our notice of sale. The shares that we sell to Fairhills Capital must be registered stock, among other conditions of investment. In connection with the Fairhills Capital financing agreement, we also entered into a registration rights agreement dated January 19, 2012, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within twenty-one (21) days of the date of the registration rights agreement and to have the Registration Statement declared effective by the Securities and Exchange Commission within one hundred and twenty (120) calendar days from January 19, 2012. The registration statement was filed and has not been declared effective yet. During the three months ended April 30, 2012 we did not issue any shares related to this financing agreement.

During the three months ended April 30, 2012 there were 2,500,000 vested incentive stock options that expired and no stock options granted. The expired options had a weighted average exercise price of $0.038 per option. At April 30, 2012 there were 903,500 non-qualified stock options outstanding with a weighted average exercise price of $1.429 per option; of those options 841,000 are exercisable. At April 30, 2012 there were 90,760,375 incentive stock options outstanding with a weighted average exercise price of $0.047 per option; of those options 85,572,875 are exercisable.

As of April 30, 2012, there were 96,402,188 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.17 years and a weighted average exercise price of $0.05 per whole warrant for one common share. Whole share purchase warrants outstanding at April 30, 2012 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2012	92,922,691	$0.053
Issued	6,210,311	0.041
Exercised	(2,730,814)	0.003

Outstanding, April 30, 2012	96,402,188	$0.048
Exercisable, April 30, 2012	96,402,188	$0.048

NOTE 7 – Related party transactions

We entered into the following transactions with related parties during the period ended April 30, 2012:

Paid or accrued $1,566 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

At April 30, 2012 we had a balance of accrued unpaid wages of $199,367 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

We recognized compensation expense of $12,375 for stock options granted to officers and board members.

We have an option to explore 26 standard Federal lode mining claims at the East Silver Bell project and 33 standard Federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. We estimate rental fees payable in September 2012 to maintain the claims in good standing are $8,260. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and has been extended through June 1, 2013.

We entered into the following transactions with related parties during the period ended April 30, 2011:

Paid or accrued $1,566 in rent. We rented an office from Jim Briscoe, our President and CEO, on a month-to-month basis for $522 per month.

At April 30, 2011 we had a balance of accrued unpaid wages of $102,700 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

LIBERTY STAR URANIUM & METALS CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited) – continued

NOTE 8 – Commitments

We are required to perform annual assessment work in order to maintain our Big Chunk Super Project (“Big Chunk”) Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims will be approximately $238,000. Sufficient funds have been expended to maintain the claims until August 31, 2012.

The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $680 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The estimated state rentals due by November 30, 2012 for the period from September 1, 2012 through September 1, 2013 are $166,000. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

We are required to pay annual rentals for our Federal lode mining claims for the North Pipes Super Project (“North Pipes”), East Silver Bell project and Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The estimated rentals due by September 1, 2012 for the period from September 1, 2012 through September 1, 2013 are $77,000.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th and rental payments are due by the first day of the rental period. We hold AZ MEP permits for 4,126.9 acres at our Tombstone project. Required minimum work expenditures for the period ended September 29, 2012 are $41,269. The estimated annual rentals due by September 30, 2012 to maintain the AZ MEP permits are $4,127.

In December 2010 we entered into a 12 month non-cancellable operating lease for office space. In December 2011 the lease was extended for an additional one year term. The lease calls for monthly payments of rent plus sales tax of $2,280. We recognized rent expense of $6,839 during the three months ended April 30, 2012 pursuant to this lease. Future minimum lease payments pursuant to this lease total $18,238 payable during the twelve months ending April 30, 2013.

In June 2011 we entered into a two year non-cancellable operating lease for warehouse space in Tucson, Arizona. The lease calls for monthly payments of rent plus sales tax of $3,550. We have the option to extend the lease for one additional two year term at current market rates. We recognized rent expense of $10,650 during the three months ended April 30, 2012 pursuant to this lease. Future minimum lease payments pursuant to this lease total $42,600 payable during the twelve months ended April 30, 2013 and $3,550 payable during the twelve months ended April 30, 2014.

NOTE 9 – Supplemental disclosures with respect to cash flows

During the three months ended April 30, 2012 we issued 2,521,757 shares of common stock and cancelled 209,057 common stock purchase warrants for $0 proceeds received from the cash-less exercise of August 2009 and May 2007 common stock purchase warrants.

During the three months ended April 30, 2012 we recognized $12,999 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

There were no significant non-cash investing and financing transactions for the three month period ended April 30, 2011.

NOTE 10 – Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities, which represent Level 3 input. Gains and losses recognized on changes in estimated fair value of the warrant liability are reported in other income (expense) as gain (loss) on change in fair value.

LIBERTY STAR URANIUM & METALS CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited) – continued

NOTE 10 – Fair value of financial instruments – continued

We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At April 30, 2012 and January 31, 2012 we had 537,523 and 622,138, respectively, whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any issuance priced lower than $0.02 per common share. At April 30, 2012 and January 31, 2012 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. We used the following assumptions to estimate the fair value of the warrant liability at April 30, 2012 and January 31, 2012:

		Expected dividend		Risk-free interest
Description	Expected volatility	yield	Expected term	rate
Warrant liability at April 30, 2012	124.6%	0%	4.34 years	0.60%
Warrant liability at January 31, 2012	127.6%	0%	4.59 years	0.71%

Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	April 30, 2012	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$46,362	-	-	$46,362

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Balance, January 31, 2012	$53,948
Total (gains) or losses	(7,586)
Purchases, issuances and settlements	-
Transfers in or out of Level 3	-
Balance, April 30, 2012	$46,362

NOTE 11 – Subsequent events

In May 2012, we sold 1,852,000 units at a price of $0.027 per unit to one investor for gross proceeds of $50,004. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0274 until May 25, 2015. The investor is a U.S. Person and is an accredited investor and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

In May 2012, four investors exercised 644,687 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 33,814 shares of common stock and cancelled 610,573 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933. The remaining 855,314 common stock purchase warrants from May 2007 expired on May 11, 2012 without exercise.

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

North Pipes Super Project (“NPSP”): Located in Northern Arizona on the Arizona Strip, we plan to ascertain whether the North Pipes Super Project claims possess commercially viable deposits of uranium and associated co-product metals. We have not identified any ore reserves to date.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors" in this Form 10-Q and in our Form 10-K for the year ended January 31, 2012 for additional information about the risks of mineral exploration.

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Agreement with Northern Dynasty Minerals Ltd

On July 15, 2010, we issued a secured convertible promissory note (the "2010 Convertible Note") to Northern Dynasty Minerals Ltd ("Northern Dynasty"). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the "Loan"). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011, the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the "2011 Convertible Note" and together with the 2010 Convertible Note, the "Convertible Notes") in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. The principal balance of the Convertible Notes at April 30, 2012 was $3,730,174 with accrued interest on the Convertible Notes at April 30, 2012 at $632,807.

As part of the transactions noted above, we entered into a letter agreement with Northern Dynasty whereby, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the "Joint Venture Claims") by spending $10,000,000 on those properties over six years. The outstanding loan amounts from Northern Dynasty may be applied as part of Northern Dynasty's earn-in requirements. Northern Dynasty's minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days' notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

To date, no joint venture agreement has been agreed upon and as such, Northern Dynasty may demand payment of the funds due under the Convertible Notes at any time upon 45 days notice.

The Convertible Notes are secured against our Big Chunk and Bonanza Hills property. The Convertible Notes are due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty's completion of its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Convertible Note (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty's earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty's earn-in right on account of a superior third party joint venture offer.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Notes will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At April 30, 2012, Northern Dynasty has expended approximately $775,000 of the $1,000,000 earn in expenses. The Convertible Note may be prepaid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty's conversion rights are unaffected.

Financing Agreement with Fairhills Capital Offshore Ltd.

On January 19, 2012, we entered into a financing agreement (the “Fairhills Agreement”) with Fairhills Capital Offshore Ltd. (“Fairhills Capital”), whereby Fairhills Capital will provide for a non-brokered financing arrangement of up to $10,000,000. The financing allows but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $10,000,000 to Fairhills Capital. On May 1, 2012, we entered into an amendment to the Investment Agreement (the “Amendment”). Pursuant to the Amendment, the Investment Agreement will only expire upon any of the following events: (i) when the Investor has purchased an aggregate of Ten Million dollars ($10,000,000) in the Common Stock of the Company pursuant to the Investment Agreement; or (ii) on the date which is thirty-six (36) months after the effective date of the Investment Agreement; or (iii) at such time that the Registration Statement registering the shares of common stock contemplated by the Investment Agreement is no longer in effect. In addition, the Company may terminate the Investment Agreement upon thirty (30) days written notice. Subject to the terms and conditions of the Fairhills Agreement and a registration rights agreement entered into concurrently (the “Registration Rights Agreement”), we may, in our sole discretion, deliver a notice to Fairhills Capital which states the dollar amount which we intend to sell to Fairhills Capital on a certain date. The amount that we shall be entitled to sell to Fairhills Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of our shares of common stock for the ten (10) trading days prior to the applicable notice date. Such shares of common stock will be valued at a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Fairhills Capital receives our notice of sale. The shares of common stock that we sell to Fairhills Capital must be registered stock, among other conditions of investment.

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement on Form S-1 with the Securities and Exchange Commission within twenty-one (21) days of the date of the Registration Rights Agreement and to have a registration statement declared effective by the Securities and Exchange Commission within one hundred and twenty (120) calendar days from January 19, 2012. A registration statement was filed on March 13, 2012. On June 1, 2012 our company requested withdrawal of the registration statement after receipt of a specific comment from the Securities and Exchange Commission advising that withdrawal of the registration statement was appropriate. On June 4, 2012 our company filed a new registration statement. The registration statement has not been declared effective yet.

Results of Operations

Material Changes in Financial Condition for the Three Month Period Ended April 30, 2012

We had cash and cash equivalents in the amount of $130,980 as of April 30, 2012 compared to $155,869 as of January 31, 2012. We had negative working capital of $(4,491,854) as of April 30, 2012 compared to $(4,287,593) as of January 31, 2012. We received $181,763 cash inflows from financing activities during the three months ended April 30, 2012 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Tombstone claims by working on geochemical soil, rock chip and vegetation sampling. We did not purchase any new equipment during the three months ended April 30, 2012. We have been raising capital from selling equity by way of private placements. We intend to continue to raise capital from such sources. In addition, we have entered into the Investment Agreement with Fairhills whereby we are permitted, but not required, to issue and sell up to the number of shares of common stock having an aggregate purchase price of $10,000,000 to Fairhills. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and finally, we eventually hope to obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three Month Period Ended April 30, 2012 and April 30, 2011

We had a net loss of $(415,844) for the three months ended April 30, 2012 compared to a net loss of $(395,400) for the three months ended April 30, 2011. During the three months ended April 30, 2012 we incurred an increase of approximately $23,000 in geological and geophysical costs compared to the three months ended April 30, 2011 due to geochemical sampling and continued mapping being performed on our Tombstone project. We incurred a decrease in travel expense of approximately $25,000 during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011 due to a decrease in international travel performed this year compared to last year. We incurred an increase in interest expense of approximately $23,000 during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011 due to the increase in the convertible promissory notes principal amount outstanding this year compared to last year.

Critical Accounting Policies

The condensed consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2012. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended April 30, 2012. Our total stockholders’ equity (deficit) at April 30, 2012 was $(4,446,389).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2012, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2012 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $130,980 and negative working capital of $(4,491,854) as of April 30, 2012. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Convertible Note, investment agreement with Fairhills and private placements of our securities. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2012 is $(61,847,105). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Fairhills will pay less than the then-prevailing market price for our common stock.

The common stock to be issued to Fairhills pursuant to the Investment Agreement will be purchased at a 27.5% discount from the volume weighted average trading price of our stock for the five (5) trading days before Fairhills receives our notice of sale. Fairhills has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Fairhills sells the shares, the price of our common stock could decrease. If our stock price decreases, Fairhills may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Our stockholders’ ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the investment agreement with Fairhills

Effective January 19, 2012, we entered into a $10,000,000 Investment Agreement with Fairhills. Pursuant to the Investment Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Fairhills at a price equal to a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Fairhills receives our notice of sale. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, our stockholders’ ownership interest may be diluted.

We intend to register an aggregate of 185,000,000 shares of common stock to be issued under the investment agreement with Fairhills. The sale of such shares could depress the market price of our common stock.

We intend to register an aggregate of 185,000,000 Shares of common stock under a registration statement for issuance pursuant to the Investment Agreement. Notwithstanding Fairhills' ownership limitation, the 185,000,000 Shares would represent approximately 22.3% of our shares of common stock outstanding immediately after our exercise of the put right under the Investment Agreement. The sale of these Shares into the public market by Fairhills could depress the market price of our common stock.

At an assumed purchase price under the Investment Agreement of $0.01305 (equal to 72.5% of the closing price of our common stock of $0.018 on May 30, 2012), we will be able to receive up to $2,414,250 in gross proceeds, assuming the sale of the entire 185,000,000 Shares being registered hereunder pursuant to the Investment Agreement. At an assumed purchase price of $0.01305 under the Investment Agreement, we would be required to register 581,283,525 additional shares to obtain the balance of $7,585,750 under the Investment Agreement. Due to the floating offering price, we are not able to determine the exact number of shares that we will issue under the Investment Agreement.

We may not have access to the full amount available under the investment agreement with Fairhills.

We have not drawn down funds and have not issued shares of our common stock under the Investment Agreement with Fairhills. Our ability to draw down funds and sell shares under the Investment Agreement requires that a registration statement which we have filed be declared effective by the SEC, and that this registration statement continue to be effective. In addition, the registration statement registers 185,000,000 Shares issuable under the Investment Agreement, and our ability to access the Investment Agreement to sell any remaining shares issuable under the Investment Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares. These subsequent registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Fairhills under the Investment Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Investment Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Investment Agreement unless certain other conditions are met. Accordingly, because our ability to draw down amounts under the Investment Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the $10,000,000 available to us under the Investment Agreement.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the investment agreement, and as such, Fairhills may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

Fairhills has agreed, subject to certain exceptions listed in the Investment Agreement, to refrain from holding an amount of shares which would result in Fairhills or its affiliates owning more than 4.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent Fairhills from selling shares of common stock received in connection with a put, and then receiving additional shares of common stock in connection with a subsequent put. In this way, Fairhills could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2012, four investors exercised 644,687 of the May 2007 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 33,814 shares of common stock and cancelled 610,573 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933. The remaining 855,314 common stock purchase warrants from May 2007 expired on May 11, 2012 without exercise.

Item 3. Defaults Upon Senior Securities.

None.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)

Exhibit
Number	Description of Exhibit
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
10.31	Form of Subscription Agreement for private placement of securities issued October 20, 2010 and November 12, 2010.(10)
10.32	Form of Subscription Agreement for private placement of securities issued January 12, 2011 (11)
10.33	Form of Letter Agreement with Sagebrush Gold Ltd dated August 31, 2011(12)
10.34	Letter Agreement dated November 14, 2011 with Northern Dynasty (13)
10.35	Secured Convertible Note dated September 1, 2011.(13)
10.36	Form of Subscription Agreement (14)
10.37	Form of Stock Option Agreement. (15)
10.38	Investment Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd. (16)
10.39	Registration Rights Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd. (16)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

(14) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 29, 2011.

(15) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 24, 2012.

(16) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 1, 2012.

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

Date: June 19, 2012