Form 10-Q
period 2012-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2012-12-17
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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
719,078,787 as of December 14, 2012.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LIBERTY STAR URANIUM & METALS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

ASSETS

	October 31, 2012
	(Unaudited)	January 31, 2012
Current
Cash and cash equivalents	$95,071	$155,869
Prepaid expenses and supplies	14,370	14,151
	109,441	170,020

Property and equipment, net	89,198	129,510
Certificates of deposit	-	3,000

	$198,639	$302,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Current portion of long-term debt	$4,631	$4,631
Convertible promissory notes payable	3,730,174	3,730,174
Accounts payable and accrued liabilities	192,186	12,470
Accrued wages to related parties	237,617	183,367
Accrued interest payable	857,420	526,971
	5,022,028	4,457,613

Long-term Debt, net of current portion	13,962	17,393
Warrant Liability	47,540	53,948

	5,083,530	4,528,954

Stockholders’ Deficit
Common stock
Authorized - $0.00001 par value; 1,250,000,000 shares Issued and outstanding – 703,096,964 and 635,899,389 shares at October 31, 2012 and January 31, 2012, respectively	7,031	6,359
Additional paid-in capital	47,349,688	45,998,478
Deficit accumulated during the exploration stage	(52,241,610)	(50,231,261)
	(4,884,891)	(4,226,424)

	$198,639	$302,530

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIBERTY STAR URANIUM & METALS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

									Cumulative Period
									From Inception
		For The Three				For The Nine			(August 20,
		Months Ended October 31				Months Ended October 31			2001) to
		2012		2011		2012		2011	October 31, 2012

Revenues		$-		$-		$-		$-	$-

Expenses
Geological and geophysical costs		621,857		703,150		933,692		910,262	15,193,272
Salaries and benefits		86,257		84,536		266,936		225,777	4,183,292
Public relations		64,631		5,299		75,253		46,442	851,735
Depreciation		10,259		15,758		33,612		47,902	913,142
Legal		17,810		25,058		47,297		50,380	941,874
Professional services		22,140		12,655		89,990		68,207	1,358,577
General and administrative		81,222		50,224		199,972		213,604	2,172,408
Travel		5,383		8,941		24,691		48,150	267,199
Settlement expense		-		-		-		-	13,241,020
Impairment loss		-		-		-		-	16,092,870
		909,559		905,621		1,671,443		1,610,724	55,215,389

Loss From Operations		(909,559)		(905,621)		(1,671,443)		(1,610,724)	(55,215,389)

Other Income (Expense)
Interest income		13		114		128		805	198,752
Interest expense		(114,999)		(93,731)		(333,323)		(259,328)	(6,257,599)
Debt conversion expense		-		-		-		-	(103,437)
Loss on sale of fixed assets		-		-		(12,119)		-	(54,572)
Gain on change in fair value of warrant liability		21,650		-		6,408		-	(3,667,626)
Other income		-		-		-		-	1,350,390
Income from Elle Venture		-		-		-		-	300,000
Foreign exchange gain		-		-		-		-	505
Gain on settlement of debt to related party		-		-		-		-	7,366
		(93,336)		(93,617)		(338,906)		(258,523)	(8,226,221)

Net Loss		$(1,002,895)		$(999,238)		$(2,010,349)		$(1,869,247)	$(63,441,610)

Basic And Diluted Net Loss Per Share of Common Stock	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Basic And Diluted Weighted Average Number Of Shares Of Common Stock Outstanding		697,892,432		625,158,491		663,840,046		613,735,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIBERTY STAR URANIUM & METALS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION (AUGUST 20, 2001) TO October 31, 2012
(Stated in U.S. Dollars)
(Unaudited)

			Additional	Deficit Accumulated	Total
	Common Stock		Paid-in	During The	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity (Deficit)
Balance, August 20, 2001 (Date of inception)	-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period	-	-	-	(132,602)	(132,602)

Balance, January 31, 2004	5,000,000	50	99,950	(132,602)	(32,602)

Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year	-	-	-	(18,392,024)	(18,392,024)

Balance, January 31, 2005	8,275,000	83	7,919,267	(7,324,626)	594,724

Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year	-	-	-	(4,627,965)	(4,627,965)

Balance, January 31, 2006	9,247,172	93	12,971,989	(11,952,591)	1,019,491

Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year	-	-	-	(3,267,948)	(3,267,948)

Balance, January 31, 2007	10,275,268	103	16,123,317	(15,220,539)	902,881

Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646

Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year	-	-	-	(5,697,935)	(5,697,935)

Balance, January 31, 2008	10,832,852	108	21,134,886	(20,918,474)	216,520

Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year	-	-	-	(4,176,066)	(4,176,066)

Balance, January 31, 2009	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)

Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Beneficial conversion feature of convertible promissory notes	-	-	330,366	-	330,366
Net loss for the year	-	-	-	(2,809,843)	(2,809,843)

Balance, January 31, 2010	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)

Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year	-	-	-	(19,865,419)	(19,865,419)

Balance, January 31, 2011	602,411,882	6,024	45,714,119	(47,769,802)	(2,049,659)

Exercise of common stock purchase warrants	22,687,507	227	(227)	-	-

Issuance of common stock and warrants private placement, net	10,800,000	108	180,636	-	180,744
Stock based compensation	-	-	103,950	-	103,950
Net loss for the year	-	-	-	(2,461,459)	(2,461,459)

Balance, January 31, 2012	635,899,389	6,359	45,998,478	(50,231,261)	(4,226,424)

Exercise of common stock purchase warrants	20,555,571	205	(205)	-	-
Issuance of common stock and warrants private placement, net	17,225,537	173	512,711	-	512,884
Issuance of common shares pursuant to investment agreement	29,416,467	294	799,706	-	800,000
Stock based compensation	-	-	38,998	-	38,998
Net loss for the period	-	-	-	(2,010,349)	(2,010,349)

Balance, October 31, 2012	703,096,964	$7,031	$47,349,688	$(52,241,610)	$(4,884,891)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIBERTY STAR URANIUM & METALS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

				Cumulative Period
				From Inception
	For The Nine			(August 20, 2001)
	Months Ended October 31			to
	2012		2011	October 31, 2012
Cash Flows (Used In) Provided By:
Operating Activities
Net loss	$(2,010,349)	$	(1,869,247)	$(63,441,610)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	33,612		47,902	913,142
Amortization of deferred financing charges	-		-	542,716
Amortization of discount on convertible promissory notes	-		-	3,632,995
Impairment loss	-		-	16,092,870
Loss on sale of fixed assets	12,119		-	54,572
(Gain) Loss on change in fair value of warrant liability	(6,408)		-	3,667,626
Share based compensation	38,998		-	4,440,931
Share and warrant based payments	-		-	14,421,627
Non-cash other income from sale of mineral claims	-		-	(1,000,000)
Non-cash geological costs paid from the issuance of convertible promissory note	-		561,816	730,174
Changes in assets and liabilities:
Prepaid expenses and supplies	(219)		2,447	28,077
Other current assets	-		-	(7,875)
Certificates of deposit	3,000		-	(8,435)
Other assets	-		-	(25,000)
Accounts payable and accrued expenses	179,716		(14,008)	186,171
Accrued wages to related parties	54,250		27,000	237,617
Accrued interest	330,449		257,651	1,265,621
	(1,364,832)		(986,439)	(18,268,781)
Investing Activities
Proceeds from the sale of fixed assets	-		-	407,327
Proceeds from redemption of certificate of deposit	-		-	213,232
Purchase of certificate of deposit	-		-	(204,797)
Purchase of equipment	(5,419)		(28,813)	(1,184,693)
	(5,419)		(28,813)	(768,931)
Financing Activities
Principal activity on long-term debt	(3,431)		(2,671)	(503,747)
Principal activity on capital lease obligation	-		-	(39,298)
Principal activity on convertible promissory notes	-		-	(286,227)
Proceeds from the issuance of common stock, net of expenses	1,312,884		100,000	13,990,759
Proceeds from the sale of convertible promissory notes	-		-	5,772,371
Proceeds from long-term debt	-		-	198,925
	1,309,453		97,329	19,132,783
Net Increase (Decrease) In Cash And Cash Equivalents	(60,798)		(917,923)	95,071
Cash And Cash Equivalents, Beginning Of Period	155,869		1,100,315	-
Cash And Cash Equivalents, End Of Period	$95,071		$182,392	$95,071

Supplemental Information
Cash Activities
Interest paid	$2,889		$1,677	$205,740
Income taxes paid	$-		$-	$-

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

NOTE 2 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2012 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2012 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended October 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The valuation of stock-based compensation, classification and valuation of common stock purchase warrants, classification and value of embedded conversion options, value of beneficial conversion features, valuation allowance on deferred tax assets, the determination of useful lives and recoverability of depreciable assets, accruals, and contingencies are significant estimates made by management. It is at least reasonably possible that a material change in these estimates may occur in the near term.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Big Chunk and Redwall, from the dates of acquisition, February 5, 2004 and August 31, 2007, respectively. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At October 31, 2012 and January 31, 2012, we did not have cash in bank deposit accounts that exceeded federally insured limits.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures at October 31, 2012 and January 31, 2012.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to an eight for one forward stock split on January 6, 2004 which resulted in 20,000,000 common shares outstanding. The calculation of basic loss per share gives retroactive effect to a one for four reverse stock split on September 1, 2009 which resulted in 67,261,764 common shares outstanding. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At October 31, 2012 and January 31, 2012, there were 178,156,230 and 187,086,566 potentially dilutive instruments outstanding, respectively. Additionally, at October 31, 2012 and January 31, 2012 if settlement of the Convertible Promissory Notes were completed by the issuance of common shares there would be 197,741,128 and 168,133,617 additional shares, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

NOTE 4 – Property and equipment

The balances of our major classes of depreciable assets are:

	October 31, 2012	January 31, 2012
Geology equipment	$261,055	$290,736
Vehicles and transportation equipment	50,180	50,180
Office furniture and equipment	73,451	73,451
	384,686	414,367
Less: Accumulated depreciation	(295,488)	(284,857)
	$89,198	$129,510

NOTE 5 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010 we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). During the year ended January 31, 2012 the agreement with Northern Dynasty was amended to issue additional secured convertible promissory notes totaling $730,174 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that were paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty. The principal balance of the Convertible Notes at October 31, 2012 and January 31, 2012 was $3,730,174. Accrued interest on the Convertible Notes at October 31, 2012 and January 31, 2012 was $857,420 and $526,971, respectively.

As part of the transaction noted above, Northern Dynasty can earn a 60% interest in our Big Chunk project in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty may be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty may elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor is performed, or a cash payment in lieu of labor is made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in. As of October 31, 2012, no such notice by Northern Dynasty has been received.

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

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn-in expenses, the Convertible Notes will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At October 31, 2012, Northern Dynasty has expended approximately $815,000 of the $1,000,000 earn-in expenses. In accordance with authoritative guidance, the contingent beneficial conversion feature on the Convertible Note will not be recorded unless the $1,000,000 earn-in expenditures are expended and the note becomes convertible. The Convertible Note may be pre-paid by our Company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

If settlement of the Convertible Note occurred on October 31, 2012, we would have been obligated to pay $3,730,174 in principal and $857,420 of accrued interest. If the settlement were completed by the issuance of common shares, the conversion price at October 31, 2012 would have been $0.0232 per share for a total of 197,741,128 shares required to convert the Convertible Note.

We have classified the entire amount as a current liability as we were not able to come to terms with an agreement regarding the joint venture agreement, and as a result, the Convertible Note can be called by Northern Dynasty on 45 days notice. (See Note 11 for changes to the Convertible Note agreement subsequent to October 31, 2012.)

NOTE 6 – Capital stock

a) Common Shares

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

i) In August and September 2012, we sold 6,156,153 units, at prices ranging from $0.027 to $0.031 per unit, to investors for gross proceeds of $180,000. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investors to purchase one additional common share of our company at prices ranging from $0.038 to $0.044 until August 29, 2015. The investors are U.S. Persons and are accredited investors and in issuing securities to the investors we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

ii) In May and July 2012, we sold 4,859,073 units, at prices ranging from $0.027 to $0.033 per unit, to investors for gross proceeds of $150,004. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investors to purchase one additional common share of our company at prices ranging from $0.027 to $0.047 until July 23, 2015. The investors are U.S. Persons and are accredited investors and in issuing securities to the investors we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

iii) In May and July 2012, investors exercised 19,861,870 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 18,033,814 shares of common stock and cancelled 1,828,056 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933. The remaining 759,160 common stock purchase warrants from May 2007 expired on May 11, 2012 without exercise.

iv) In March 2012, we sold 2,000,000 units at a price of $0.02844 per unit to one investor for gross proceeds of $56,880. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03982 until March 14, 2015. The investor is a U.S. Person and is an accredited investor and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

v) In March 2012, one investor exercised 84,615 of the May 2007 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 21,757 shares of common stock and cancelled 62,858 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

vi) In February 2012, we sold 2,209,596 units at a price of $0.03168 per unit to one investor for gross proceeds of $70,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.04435 until February 23, 2015. The investor is a U.S. Person and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

vii) In February 2012 we sold 2,000,715 units at a price of $0.02799 per unit to one investor for gross proceeds of $56,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.03919 until February 3, 2015. The investor is a U.S. Person and in issuing securities to the investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

viii) In February 2012 one investor exercised 2,646,199 of the August 2009 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 2,500,000 shares of common stock and cancelled 146,199 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

ix) On January 19, 2012, we entered into an investment agreement (the "Investment Agreement") with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company ("Fairhills"). Pursuant to the terms of the Investment Agreement, Fairhills committed to purchase, in a series of purchase transactions ("Puts") up to $10,000,000 of our common stock over a period of up to 36 months.

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

At October 31, 2012 and subsequently, we have issued 29,416,467 and 15,981,823 shares, respectively, of common stock for gross proceeds of $800,000 and $225,000, respectively, related to this financing agreement. As a result, in the future we would potentially be eligible to receive up to $8,975,000 on the issuance of an additional 139,601,710 shares. We are currently authorized to issue 1,250,000,000 shares of our common stock. Fairhills has agreed to refrain from holding an amount of shares which would result in Fairhills owning more than 4.99% of the then-outstanding shares of our common stock at any one time, or 62,375,000 shares. At an assumed purchase price under the Investment of $0.0109 (equal to 72.5% of the closing price of our common stock of $0.015 on December 14, 2012), we will be able to receive up to $1,518,169 in gross proceeds. (See Note 11 for information regarding an assignment of this agreement by Fairhills to Deer Valley Management, LLC, a related entity, subsequent to October 31, 2012.)

b) Incentive Stock Options

During the nine months ended October 31, 2012 there were 2,500,000 vested incentive stock options that expired, 207,875 that were forfeited, and no stock options granted. The expired and forfeited options had a weighted average exercise price of $0.038 and $0.728, respectively, per option. At October 31, 2012 there were 903,500 non-qualified stock options outstanding with a weighted average exercise price of $1.429 per option; of those options 841,000 are exercisable. At October 31, 2012 there were 90,552,500 incentive stock options outstanding with a weighted average exercise price of $0.046 per option; of those options 85,427,500 are exercisable.

c) Share Purchase Warrants

As of October 31, 2012, there were 86,700,230 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.2 years and a weighted average exercise price of $0.058 per whole warrant for one common share. Whole share purchase warrants outstanding at October 31, 2012 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2012	92,922,691	$0.053
Issued	17,225,537	0.041
Exercised	(22,592,684)	(0.003)
Expired	(855,314)	(0.020)

Outstanding, October 31, 2012	86,700,230	$0.058
Exercisable, October 31, 2012	86,700,230	$0.058

NOTE 7 – Related party transactions

We entered into the following transactions with related parties during the nine months ended October 31, 2012:

Paid or accrued $5,219 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

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

At October 31, 2012 we had a balance of accrued unpaid wages of $237,617 to Jim Briscoe, our Chairman of the Board, CEO and CFO, and to the President and Director of the Company.

We recognized compensation expense of $37,125 for stock options granted to officers and board members.

We entered into the following transactions with related parties during the nine months ended October 31, 2011:

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

At October 31, 2011 we had a balance of accrued unpaid wages of $120,700 to Jim Briscoe, our Chairman of the Board and CFO.

NOTE 8 – Commitments

a) We are required to perform annual assessment work in order to maintain our Big Chunk Super Project (“Big Chunk”) Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims will be approximately $238,000. Sufficient funds have been expended and the assessments filed to maintain the claims for at least the next twelve months.

b) The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $680 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The company has paid state rentals due by November 30, 2012 for the period from September 1, 2012 through September 1, 2013 in the amount of $113,000. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

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

d) We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th and rental payments are due by the first day of the rental period. We hold AZ MEP permits for 7,515 acres at our Tombstone project. Required minimum work expenditures for the period ended September 29, 2012 of approximately $41,000 have been paid. Rentals due by September 30, 2012 to maintain the AZ MEP permits for the period from September 30, 2012 through September 30, 2013 of approximately $11,000 have been paid.

e) In December 2010 we entered into a 12 month non-cancellable operating lease for office space. In December 2011 the lease was extended for an additional one year term. The lease calls for monthly payments of rent plus sales tax of $2,280. We recognized rent expense of $22,798 during the nine months ended October 31, 2012 pursuant to this lease. Future minimum lease payments pursuant to this lease total $4,560 payable during the twelve months ending October 31, 2013.

f) In June 2011 we entered into a two year non-cancellable operating lease for warehouse space in Tucson, Arizona. The lease calls for monthly payments of rent plus sales tax of $3,550. We have the option to extend the lease for one additional two year term at current market rates. We recognized rent expense of $31,950 during the nine months ended October 31, 2012 pursuant to this lease. Future minimum lease payments pursuant to this lease total $24,850 payable during the twelve months ended October 31, 2013.

NOTE 9 – Supplemental disclosures with respect to cash flows

During the nine months ended October 31, 2012 we issued 20,555,571 shares of common stock and cancelled 2,037,113 common stock purchase warrants for $0 proceeds received from the cash-less exercise of August 2009 and May 2007 common stock purchase warrants.

During the nine months ended October 31, 2012 we recognized $38,998 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

The significant non-cash investing and financing transactions for the nine month period ended October 31, 2011 were as follows:

During the nine months ended October 31, 2011 we issued 22,687,507 shares of common stock and cancelled 1,165,462 common stock purchase warrants for $0 proceeds received from the cash-less exercise of August 2009 and May 2007 common stock purchase warrants.

During the nine months ended October 31, 2011 we amended our secured convertible promissory notes to increase the principal balance by $561,816 to reimburse the note holder for geological costs paid on our Alaska claims on our behalf.

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

We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At October 31, 2012 and January 31, 2012 we had nil and 622,138, respectively, whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any issuance priced lower than $0.02 per common share. At October 31, 2012 and January 31, 2012 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. We used the following assumptions to estimate the fair value of the warrant liability at October 31, 2012 and January 31, 2012:

		Expected		Risk-free
	Expected	dividend	Expected	interest
Description	volatility	yield	term	rate
Warrant liability at October 31, 2012	135.0%	0%	3.83 years	0.49%
Warrant liability at January 31, 2012	127.6%	0%	4.59 years	0.71%

Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	October 31, 2012	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$47,540	$-	$-	$47,540

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Balance, January 31, 2012	$53,948
Total gain	(6,408)
Purchases, issuances and settlements	-
Transfers in or out of Level 3	-
Balance, October 31, 2012	$47,540

NOTE 11 – Subsequent events

a) On November 13, 2012, we filed a 424B prospectus with the Securities Exchange Commission, acknowledging the assignment of all the rights under our investment agreement with Fairhills Capital Offshore Ltd. (Fairhills) to Deer Valley Management, LLC (Deer Valley). The Investment Agreement and other associated agreements were assigned by Fairhills to Deer Valley on November 6, 2012, and Liberty Star consented to the assignment. Fairhills and Deer Valley share the same ownership and management and there will not be any substantial change to our arrangement under the Investment Agreement as a result of the Assignment.

b) In November and December, 2012 we issued 15,981,823 shares for gross proceeds of $225,000 related to the investment agreement with Fairhills Capital Offshore Ltd. and Deer Valley Management, LLC.

c) A supplier has purported to file liens on the company’s Alaska properties. The company disputes the claim.

d) The company has conveyed title to certain of its Alaska mining claims to an affiliate of Northern Dynasty Minerals Ltd in order to extinguish the debt owed by the company to Northern Dynasty pursuant to an agreement dated November 13, 2012, and the deed was accepted and recorded. However, Northern Dynasty has asserted that the conveyance of the mining claims and the cancellation of the debt should be set aside because of the lien claims discussed in c) above. The company disputes Northern Dynasty’s contention. The matter has been referred to our legal counsel.

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

Big Chunk Super Project (“Big Chunk”): Located in the Iliamna region of Southwestern Alaska, we plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium rhenium and zinc. We have not identified any ore reserves to date. During the past two years, Liberty Star commissioned an arm’s length, extensive technical report by the international mining consulting firm of SRK Consulting. This report which is approximately 144 pages in length is published on the Liberty Star web site. The report recommends an extensive drilling program to test various targets developed by Liberty Star using advanced geologic, geochemical and geophysical techniques. Liberty Star expects that ZTEM geophysics, a new airborne audio-frequency magnetics system for plane-wave frequency domain electromagnetic surveying, will provide us with effective surveying by indicating mineralization associated with porphyry copper systems to a depth of approximately six thousand feet below the surface. Using these techniques Geotech Ltd. (ZTEM operator) and geologists from Liberty Star believes that four to twelve anomaly targets are present on the Big Chunk claims and should be tested by core sample drilling. In July, 2012, Geotech announced they had perfected a new software package that would allow a much more comprehensive analysis of our ZTEM geophysical data including all the lines, not just 50% of the lines that had been heretofore processed, and surface hills and valleys would also be taken into account. The result was a much more precise 3 dimensional image. We paid for this new interpretation of the base data for Big Chunk South at a cost of $8,000. In August, 2012, we paid for the same process on the Big Chunk North Block, also at a cost of $10,200. These new interpretations made the definition of anomalies much more precise. During the latter half of this year a drill program was planned and executed and an HQ (about 2.5 inches) size core drill program which drilled Drill Hole 1of Target 1 was completed to a depth of 1693 feet, and terminated on September 1, 2012, completing all assessment work required for the entire claim block. Evaluation of this drill core is going on now. All applicable work for the Big Chunk claims has been totaled and coordinated with the Alaska Department of Mines and Mineral Resources (ADMMR) and has been found to be sufficient to hold the claims for at least another year and perhaps more. According to ADNR regulations for State Mining Claims, Liberty Star submitted full documentation for its assessment work prior to guideline requirements date of November 30, 2012. As a result of this work, no money was advanced by Northern Dynasty to Liberty Star for assessment work.

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

Tombstone Super Project (“Tombstone”)(formerly referred to as Tombstone Porphyry Precious Metals Project): Tombstone is located in Cochise County, Arizona. We plan to ascertain whether the Tombstone claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, rare earth elements (REEs) manganese and other metals. At our Hay Mountain target and claim block within Tombstone, during the summer and fall of 2011 and spring and summer 2012, we conducted and completed a very thorough geochemical sampling campaign consisting of the collection of soil, rock chip and vegetation samples over a northeast trending grid, with a 200 meter spacing between sample sites along lines spaced 400 meters apart. This grid covered about 14 square miles. The samples were carefully transported and processed using Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects protocols, including low level detection limit assays for 64 elements from a certified analytical laboratory (assayer) in Vancouver B.C., Canada. The result was the definition of five significant multi metal anomalies. The copper anomaly measures approximately 2.5 miles long and 1.5 miles at its widest point and contains metal zoning patterns characteristic of a porphyry copper-gold-silver mineral zone. The other four targets are similar, but smaller. The sampling also revealed spatially large (more than nine square miles) anomalies of rare earth metals. An exploration program consisting of drilling approximately 10,000 feet of diamond core holes from 500 to 1,000 feet in depth each is planned for the spring of 2013. We have not identified any ore reserves to date.

East Silver Bell Porphyry Copper Project (“East Silver Bell”): East Silver Bell is located northwest of Tucson, Arizona and we plan to ascertain whether the East Silver Bell claims possess commercially viable deposits of copper. Leached capping material from drill holes are like other areas in the district in which the same leached capping overlies chalcocite ore bodies. We have not identified any ore reserves to date.

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

Agreement with Northern Dynasty Minerals Ltd.: On July 15, 2010, we issued a secured convertible promissory note (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount was $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011, the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for cash assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the “2011 Convertible Note” and together with the 2010 Convertible Note, the “Convertible Notes”) in the amount of $168,358 in reimbursement to Northern Dynasty for cash in lieu of assessment work, rental fees and filing fees on our mineral claims. The principal balance of the Convertible Notes at October 31, 2012 was $3,730,174 with accrued interest on the Convertible Notes at October 31, 2012 at $857,420.

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

The Convertible Notes are secured against our Big Chunk property. The Convertible Notes are due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion of its earn-in to the Joint Venture Claims unless it has elected to deem the entire outstanding balance of the Convertible Note (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures has been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer.

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Notes will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At October 31, 2012, Northern Dynasty has expended approximately $815,000 of the $1,000,000 earn in expenses. The Convertible Note may be prepaid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

Financing Agreement with Fairhills Capital Offshore Ltd. and Deer Valley Management, LLC

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

On November 6, 2012, the Financing Agreement and other associated agreements were assigned to Deer Valley Management, LLC (“Deer Valley”) and we consented to the assignment. Fairhills Capital and Deer Valley share the same ownership and management and there will not be any substantial change to our arrangement under the Financing Agreement as a result of the assignment.

Subsequent to the effective date Liberty Star has drawn down 11 tranches for total cash draw downs of $1,025,000 in exchange for 45,398,290 shares of common stock.

Results of Operations

Material Changes in Financial Condition for the Three and Nine Month Periods Ended October 31, 2012

We had cash and cash equivalents in the amount of $95,071 as of October 31, 2012 compared to $155,869 as of January 31, 2012. We had negative working capital of $(4,912,587) as of October 31, 2012 compared to $(4,287,593) as of January 31, 2012. We received $1,312,884 cash inflows from financing activities during the nine months ended October 31, 2012 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Tombstone and Big Chunk claims by working on geochemical soil, rock chip and vegetation sampling. We purchased $5,419 in new equipment during the three months ended October 31, 2012. We have been raising capital from selling equity by way of private placements. We intend to continue to raise capital from such sources. In addition, we have entered into the Financing Agreement whereby we are permitted, but not required, to issue and sell up to the number of shares of common stock having an aggregate purchase price of $10,000,000 to Fairhills, of which we have drawn down $1,025,000 in exchange for 45,398,290 shares of common stock.

Material Changes in Results of Operations for the Three and Nine Month Periods Ended October 31, 2012 and October 31, 2011

We had a net loss of $(1,002,894) for the three months ended October 31, 2012 compared to a net loss of $(999,238) for the three months ended October 31, 2011. During the nine months ended October 31, 2012 we had a net loss of $(2,010,349) compared to a net loss of $(1,869,247) for the nine months ended October 31, 2011. During the nine months ended October 31, 2012 we incurred an increase of approximately $28,800 in public relations expense compared to the nine months ended October 31, 2011 due to the use of outside consultants. We incurred an increase in salaries and benefits of approximately $41,200 during the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011, primarily due to employee stock option expense. During the nine months ended October 31, 2012, interest expense increased approximately $74,000, as compared to the nine months ended October 31, 2011, primarily due to additional accrued interest on the Convertible Note.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements for the nine month period ended October 31, 2012. Our total stockholders’ (deficit) at October 31, 2012 was $(4,884,891).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2012, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2012 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash in the amount of $95,071 and negative working capital of $(4,912,587) as of October 31, 2012. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing in addition to the Convertible Note and Financing Agreement. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2012 is $(63,441,610). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Deer Valley will pay less than the then-prevailing market price for our common stock.

The common stock to be issued to Deer Valley pursuant to the Financing Agreement will be purchased at a 27.5% discount from the volume weighted average trading price of our stock for the five (5) trading days before Deer Valley receives our notice of sale. Deer Valley has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Deer Valley sells the shares, the price of our common stock could decrease. If our stock price decreases, Deer Valley may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Our stockholders’ ownership interest may be diluted and the value of our common stock may decline by exercising the Put right pursuant to the Financing Agreement.

Effective January 19, 2012, we entered into the Financing Agreement. Pursuant to the Financing Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Deer Valley at a price equal to a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Deer Valley receives our notice of sale. Because the Put price is lower than the prevailing market price of our common stock, to the extent that the Put right is exercised, our stockholders’ ownership interest may be diluted.

We registered an aggregate of 185,000,000 shares of common stock issuable under the Financing Agreement. The sale of such shares could depress the market price of our common stock.

We registered an aggregate of 185,000,000 shares of common stock under a registration statement for issuance pursuant to the Financing Agreement. Notwithstanding Deer Valley’s ownership limitation, the 185,000,000 shares represent approximately 21.5% of our shares of common stock outstanding immediately after our exercise of the Put right under the Financing Agreement. The sale of these shares into the public market by Deer Valley could depress the market price of our common stock.

At an assumed purchase price under the Financing Agreement of 72.5% of the closing price of our common stock of $0.015 on December 14, 2012, we will be able to receive up to $1,518,169 in gross cash proceeds, assuming the sale of an additional 139,601,710 potentially issuable shares of common stock pursuant to the Financing Agreement. Due to the floating offering price, we are not able to determine the exact number of shares that we will issue under the Financing Agreement.

We may not have access to the full amount available under the Financing Agreement.

To date, we have drawn down $1,025,000 in funds in 11 draws and have issued 45,398,290 shares of our common stock under the Financing Agreement. Because our ability to draw down amounts under the Financing Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down additional portions of the $10,000,000 available to us under the Financing Agreement.

Certain restrictions on the extent of Puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Financing Agreement, and as such, Deer Valley may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

Deer Valley has agreed, subject to certain exceptions listed in the Financing Agreement, to refrain from holding an amount of shares which would result in Deer Valley or its affiliates owning more than 4.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent Deer Valley from selling shares of common stock received in connection with a put, and then receiving additional shares of common stock in connection with a subsequent put. In this way, Deer Valley could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November and December, 2012 we issued an aggregate of 15,981,823 shares of our common stock for aggregate gross proceeds of $225,000 pursuant to an investment agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd., which was later assigned to Deer Valley Management, LLC on November 6, 2012. Fairhills Capital and Deer Valley share the same ownership and management and there was not any substantial change to our arrangement under the investment agreement as a result of the assignment. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under the Securities Act of 1933.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.10	Form of Securities Purchase Agreement for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.11	Form of Convertible Promissory Note for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.12	Form of Common Stock Purchase Warrant for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.13	List of Subscribers for May 11, 2007 Senior May 2007 Convertible Notes (4)
10.14	Form of Subscription Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.15	Form of Secured Convertible Promissory Notes dated August 28, 2008 (5)
10.16	Form of Security Agreement for August 28, 2008 Secured Convertible Promissory Notes (5)
10.17	Form of Subscription Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.18	Form of Secured Convertible Promissory Notes dated May 21, 2009 (6)
10.19	Form of Guarantee dated May 21, 2009 of Big Chunk Corp for May 21, 2009 Secured Convertible Promissory Notes (6)
10.20	Form of Lock Up Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.21	Form of Escrow Agreement for May 21, 2009 Secured Convertible Promissory Notes (6)
10.22	Form of Subscription Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.23	Form of Secured Convertible Promissory Notes dated August 14, 2009(7)
10.24	Form of Escrow Agreement for August 14, 2009 Secured Convertible Promissory Notes (7)
10.25	Form of Lock Up Agreement for August 14, 2009 Secured Convertible Promissory Notes(7)
10.26	Form of Warrant dated August 14, 2009(7)
10.27	Form of Guarantee dated August 14, 2009 of Big Chunk Corp for August 14, 2009 Secured Convertible Promissory Notes (7)
10.28	Form of Extension and Modification Agreement of Secured Convertible Promissory Notes (8)
10.29	Code of Ethics(3)
10.30	Form of Letter Agreement with Northern Dynasty Minerals, Ltd dated June 29, 2010 (9)
10.31	Form of Subscription Agreement for private placement of securities issued October 20, 2010 and November 12, 2010.(10)
10.32	Form of Subscription Agreement for private placement of securities issued January 12, 2011 (11)
10.33	Form of Letter Agreement with Sagebrush Gold Ltd dated August 31, 2011(12)
10.34	Letter Agreement dated November 14, 2011 with Northern Dynasty (13)
10.35	Secured Convertible Note dated September 1, 2011.(13)
10.36	Form of Subscription Agreement (14)
10.37	Form of Stock Option Agreement. (15)
10.38	Financing Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd. (16)
10.39	Registration Rights Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd. (16)

Exhibit
Number	Description of Exhibit
10.40	Form of Subscription Agreement for private placement of securities issued July 13, 2012 (10)
10.41	Form of Subscription Agreement for private placement of securities issued July 23, 2012)
10.42	Form of Warrant Certificate (17)
10.43	Form of Subscription Agreement for private placement of securities issued August 8, 2012 (10)
10.44	Form of Warrant Certificate (17)
10.45	Form of Subscription Agreement for private placement of securities issued August 22, 2012 (10)
10.46	Form of Warrant Certificate (17)
10.47	Form of Subscription Agreement for private placement of securities issued August 22, 2012 (10)
10.48	Form of Warrant Certificate (17)
10.49	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (18)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Files as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 15, 2007.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 3, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 26, 2009.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 14, 2009.
(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on June 29, 2010.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2010.
(11)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2011.
(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 7, 2011.
(13)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(14)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 29, 2011.
(15)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 24, 2012.
(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 1, 2012.
(17)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July30, 2012.
(18)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2012.

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

Date: December 17, 2012