Form 10-K
period 2013-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2013-05-16
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to______________

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

676,234,793(1) shares of Common Stock @ $0.0329(1) = $22,248,125

(1) Adjusted for retroactive effect of 1 for 4 reverse stock split on September 1, 2009. Closing price on July 31, 2012 was $0.0329.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

777,664,856 shares of Common Stock issued and outstanding as of May 13, 2013.

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

PART I

ITEM 1. BUSINESS.

Business development

Liberty Star Uranium & Metals Corp. was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on our mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. to reflect our current general exploration for base and precious metals. . We are considered to be an exploration stage company, as we have not generated any revenues from operations.

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

Bonanza Hills Project (“Bonanza Hills”): Located in the Iliamna region of Southwestern Alaska, our plans have been to ascertain whether the Bonanza Hills claims possess commercially viable deposits of gold and silver. We have not identified any ore reserves. Bonanza Hills is hampered by its remote location. We have completely relinquished any rights we had to Bonanza Hills.

Tombstone Super Project (“Tombstone”)(formerly referred to as Tombstone Porphyry Precious Metals Project): Tombstone is located in Cochise County, Arizona and the Super Project covers the Tombstone caldera and its environs. Within the Tombstone Caldera is the Hay Mountain target where we are concentrating our work at this time. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements (REE’s). We have not identified any ore reserves to date.

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

We are required to perform annual assessment work in order to maintain the Big Chunk Alaska State mining claims. If annual assessment work is not performed we must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per 1/4 section (160 acre) claim or $100 per 1/16 section (40 acre) claim extends the claims for a one year period. Assessment work performed in excess of the required amount may be carried forward for up to 4 years to reduce future obligations for assessment work. We estimate that the required annual assessments to maintain the claims will be approximately $238,200.

The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $280 per mineral claim and escalate with the age of the mining claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. The rentals of $113,120 to extend the Big Chunk claims through September 1, 2013 were paid in November 2012. The estimated state rentals due for the Big Chunk claims by November 30, 2013 for the period from September 1, 2013 through September 1, 2014 are $113,120. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

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

We are required to pay annual rentals to maintain our North Pipes Federal lode mining claims in good standing. The rental period begins at 12:01 PM on September 1st through the following September 1st at 12:00 and rental payments are due by the first day of the rental period starting at 12:01 PM. The annual rental is $140 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The rentals of $58,380 for the period from September 1, 2012 to September 1, 2013 have been paid. The annual rentals due by September 1, 2013 of 58,380 are required to maintain the North Pipes claims are for the period from September 1, 2013 through September 1, 2014. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. The rentals fees of $3,640 for the period from September 1, 2012 to September 1, 2013 have been paid. The annual rentals due by September 1, 2013 of $3,640 are required to maintain the East Silver Bell claims are for the period from September 1, 2013 through September 1, 2014. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for our Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The rentals and initial filing fees for the period from September 1, 2012 to September 1, 2013 have been paid. The annual rentals due by September 1, 2013 of $13,360 are required to maintain the Tombstone claims for the period from September 1, 2013 through September 1, 2014. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims. Beginning September 1, 2011 at 12:01 PM, Liberty Star started and subsequently completed staking 9 Federal lode mining claims along the east edge of old patented mining claims in the main producing part of the old Tombstone mining area. These new claims are adjacent to the south end of the Walnut Creek TS claim block and are also named the TS claims. These claims occupy fractional land areas open to location by federal lode claim

We are required to pay annual rentals for our Arizona State Land Department (“ASLD”) Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain Project in the State of Arizona. A mineral exploration permit is permission from ASLD to prospect and explore for minerals on State Trust land. Exploration is any activity conducted for the purpose of determining the existence of a valuable mineral deposit, such as: geologic mapping, drilling, geochemical sampling, and geophysical surveys. Prior to exploration, the Plan of Operations must be approved by ASLD. The permitting process for an exploration permit takes a minimum of sixty (60) days. If the application is approved, the initial rent is $2 per acre. If renewed, no additional rents are due for the second year. Rents are set at $1 per acre for years 3 thru 5. Work expenditure requirements are: $10 per acre for years 1-2; and $20 per acre for years 3-5. Removal of any minerals or materials from State Trust land without the appropriate lease or permit is prohibited. The permit is valid for one year from the due date of the rental and bond. If renewal requirements are met, the permit can be renewed annually for up to five years. If discovery of a valuable mineral deposit is made, the permitee must apply for a mineral lease before actual mining activities can begin. A mineral lease permits the mining of minerals discovered under the exploration permit. The approval process takes a minimum of six (6) months. The mineral lease is issued for a term of twenty (20) years. Leases may be renewed for an additional term. Both rents and royalties are determined by appraisal. Royalties may be based on: 1) a fixed rate subject to annual adjustment; or 2) a sliding-scale rate which is linked to a commodity index price and the operation's break-even price. There is a statutory minimum royalty rate of 2% of gross value. These AZ MEPs require a reclamation bond of $3,000 which we currently hold. The first year’s rental has been paid for these MEPs and the escalating rental is due on the anniversary of the MEP each year. After the end of the 4th year, the MEPs must transition to a State Mineral Lease upon satisfaction of the State Mineral Inspector that economic indications of a minable deposit exist. After commencement of mining, the State of Arizona shall be paid a minimal net smelter return after taking into consideration any extenuating mining challenges royalty but not less than a 2% gross royalty. The rental period begins on September 30th through the following September 29th and rental payments are due by the first day of the rental period. We hold AZ MEP permits for 7,515 acres at our Tombstone project. We paid initial rental fees from the date of application through September 29, 2012 of $8,254. Required minimum work expenditures for the period ended September 29, 2013 are $71,150. The annual rentals due by September 30, 2013 to maintain the AZ MEP permits are $7,515.

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

Personnel

Currently we employ one full time geologist who is also our CEO, CFO, and Chairman of the Board, James Briscoe. We also employ one full time executive, one full time executive assistant/accountant, one as-needed PhD consulting geologist specializing in GIS computer mapping and database creation, one full time geo-tech, who is also our manager of field operations, one investor relations representative, a part time administrative assistant, and one CPA on an as needed basis. We hire consultants for investor relations, exploration and administrative functions also on an as needed basis.

Item 1A. Risk Factors.

Not Required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES.

Our offices

We rent the premises for our principal office located at 5610 E Sutler Lane, Tucson, Arizona 85712. We rent this office space which is located in the home of our Chief Geologist and CEO for $522 per month plus a pro rata share of taxes and maintenance. Our employees work either from our principal office or from offices maintained in their homes.

We believe that our existing office facilities are adequate for our needs through January 31, 2014. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our warehouse

On June 1, 2011 we rented a warehouse located at Building No. 1, 7900 South Kolb Road, Tucson, Arizona 85706. We rent this warehouse space for $3,620 per month. The lease is in effect until May 31, 2013. In addition to using the warehouse for standard purposes, such as storage of our exploration equipment, supplies and samples, the warehouse space also includes office facilities for the use of field geologists and geotechs.

Our mineral claims

We have investigated titles to all of our mineral properties and, to the best of our knowledge, titles to all properties are in good standing as of January 31, 2013. Because of competitive pressure in Arizona we do not reveal claim positions at this time.

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

We have relinquished these claims during 2012; returned to the State of Alaska.

Big Chunk Super Project (“Big Chunk”) – Location, claims, geology and technical studies:

We hold a 100% interest in 612 mineral claims covering approximately 177 square miles in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium, rhenium and zinc. As of November 14, 2012, 199 claims have been designated for transfer to Northern Dynasty in conjunction with a pending loan settlement agreement. Once this transaction has been completed, we will retain 413 Alaska claims.

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

During the field seasons of 2004 and 2005 Liberty collected approximately eleven thousand geochemical samples. The sampling program was designed by both consulting geochemist, Shea Clark Smith, of MEG Laboratories in the Reno area of Nevada, and Liberty Chief Geologist, James Briscoe. The sampling program was based on many years of geochemical studies and sampling throughout the world by Mr. Smith~~,~~ and his Masters Degree thesis on sampling tundra plants and detecting metals in their woody stems reflecting metals at depth. Further, Mr. Smith and Mr. Briscoe used this technique to locate buried porphyry copper deposits in the Silver Bell district (see discussion of the East Silver Bell Project in this report) near Tucson, Arizona in 1996 -1998. The methodology was conceived, discovered and proven in a well known porphyry district south of Tucson, Arizona between the period 1950 to 1955. At Big Chunk the samples collected included: (1) stream sediment; (2) stream water; (3) pond and small-lake water; (4) soil samples; and (5) vegetation sampling new growth of woody plants. These samples were analyzed by Acme Labs, a Certified Assayer in Canada for 64 elements for each sample. For the eleven thousand samples, this resulted in approximately seven hundred thousand separate analyses including blanks, repeat and control samples part of the QA/QC (Quality Assurance Quality Control) procedures. Because of the overload worldwide in all assay labs at the time, turnaround time for the assays was up to three or more months. After receipt of the samples, they were processed using computer techniques and the results analyzed and interpreted. Known indicator elements, including porphyry copper-gold mineral center elements, formed typical porphyry copper center anomaly zones. Additionally, samples taken by Liberty Star over the Pebble deposit, with the permission of Northern Dynasty, indicated that mineral body to be detectable by these methods. The geochemical methodology was used by the US Geological Survey, under contract for the Pebble partnership over the Pebble mineral zone, and data was published in 2010. It was again shown to be effective in indicating the Pebble deposit mineralization at depth. The anomalies generated by both deep looking ZTEM and geochemistry by Liberty Star have been tested by published results from drilling in the Pebble mineral body. The same types of targets in the Liberty Star Big Chunk have yet to be tested by drilling.

We are unaware of any previous claim ownership anywhere on our Big Chunk claims in Alaska. No historical drilling resulting in mineral resources or reserves appears in the published literature concerning the property. Minor exploration was conducted by Teck Cominco Alaska, and Anaconda Mining Inc. The United States Geological Survey does not do exploration but they had done minor geological mapping in the north part of the Big Chunk caldera, along with widely spaced aeromag surveys in the same area. We are not aware of any prior exploration that was conducted on our Big Chunk claims in Alaska prior to January 10, 2004, when our aerial magnetic survey began.

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

As part of the transactions noted above, we entered into a letter agreement with Northern Dynasty whereby, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty could earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The outstanding loan amounts from Northern Dynasty could be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty could elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor was performed, or a cash payment in lieu of labor was made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $972,617 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. The transaction has not yet been completed.

Tombstone Super Project (“Tombstone”):

Our CEO and Chief Geologist, James Briscoe, has long experience in the Tombstone district, where he first worked in 1972. In the mid-1980s, he concluded that much earlier regional geologic work had reached erroneous conclusions and that Tombstone was a large and ancient (72 million years before the present – or Laramide in age) volcanic structure – a caldera. He brought this to the attention of the US Geological Survey caldera experts, who after study concluded that Briscoe was correct. Subsequently, more than seventeen calderas of various ages have been identified in Arizona~~,~~ by the US Geological survey, the Arizona Geological Survey and others. Such calderas of Laramide age are all associated with porphyry alteration and copper and associated mineralization; many of these have become very large copper mines. Studies by Mr. Briscoe over the years, and more recently using advanced technology, have indicated that alteration associated mineralization at Tombstone is much more extensive than originally thought. This alteration lays largely under cover and is indicated by geochemistry, geophysics and projection of known geology into covered areas.

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

Technical Report: In mid March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information was combined with historic technical reports going back to 1878 and more recent data up to August 2011 (the date of their reports). The three Technical Reports are entitled: (1) Walnut Creek Exploration Report, Tombstone District, Arizona –August 31, 2011, 147 pages; (2) The Tombstone Caldera South Exploration Report, Tombstone District, Arizona –August 31, 2011, 144 pages; and (3) Hay Mountain Exploration Report, Tombstone District, Arizona – August 31 2011, 155 pages. We had also requested that SRK prepare a report on the Tombstone Consolidated Mines patented claims. These claims covered the entirety of historic productive area of the Tombstone mines which date to their discovery in 1877. However, before that report could be completed a competitor acquired a lease on those lands. These Technical Reports thoroughly summarize and illustrate the salient geotechnical data of the Tombstone Mining District covering about 250 square miles and present much data in computer map format. In such context, they analyze Liberty Star’s exploration programs as related to the entire area, make estimates and recommend execution of proposed Company exploration programs. Because of competitive pressure and the unique nature of the data which includes 40+ years of private report compilation by James Briscoe, our CEO, these reports are considered confidential and will not be released for the foreseeable future.

Geochemical sampling at the Hay Mountain Project: In 2011 and early 2012 we collected nearly 1,800 rock, soil and vegetation samples over 621 sample sites over approximately 14 square miles centered on the Hay Mountain property. These samples have been assayed for 63 elements generating about 113,000 analyses. The samples were prepared by MEG Inc. and have been shipped to ALS Minerals (ALS-Chemex) a Certified (under NI 43-101 criteria and approved by regulatory processes) geochemical analysis lab in Vancouver, British Columbia. Assay results are being sent to our Tucson office and when all assays are received our geology team will be able to generate computer analyses that allow interpretation of the data.

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

The East Silver Bell claims are undeveloped. The ESB block of claims were staked circa 1994 about five miles east of the ASARCO Solvent-Extraction-Electro-Winning (SXEW) plant. The East Silver Bell claims are directly adjacent and contiguous to the ASARCO Patented (fee simple) lands. Circa 1994 JABA (US) Inc. compiled geophysics –consisting of existing, widely spaced airborne magnetics, collected soil and vegetation geochemical samples, performed detailed photo interpretation from high resolution color aerial photography, mapped surface geology, breccia pipes and performed detailed mapping and interpretation of leached capping and performed very closely spaced man borne magnetic surveys over alteration and projection of the edge of the Silver Bell caldera and associated mineral belt that includes the Silver Bell porphyry copper mines that could be seen on the color air photos. The surface magnetic survey was interpreted by geophysicist Edward DeRidder, who pointed out a magnetic low that he interpreted as a porphyry copper magnetic low. Subsequently, north-south Induced Polarization (IP) lines were run and interpreted by Zonge engineering, to show a sulfide response at 900 to 1,000 feet below the surface. All of this data was plotted in 3D images showing overlapping and mutually reinforcing geochemical, ground magnetic and IP geophysics, and geologic- alteration mapped anomalies. Half of this responsive area lies on the adjacent ASARCO ground and half lies on JABA (US) ground. Subsequent to these studies, the ground was lease-optioned to Valarie Gold Exploration Inc., (Valarie) a Canadian exploration company. They drilled 6 holes to a predetermined depth of 600 feet, using a rotary drill and recovered drill chips, sampled at 5 foot intervals. The drilling penetrated and recovered classic chalcocite leached capping typical of that material occurring over ore bodies in the Silver Bell mines of North Silver Bell, El Tiro and Oxide open pit mines. Geochemical assays of the cuttings showed three to four relict ghost copper enriched zones to the final arbitrary depth of six hundred feet. These holes did not penetrate the leached chalcocite capping rock and did not enter sulfides. Valarie relinquished their lease. Latter Kennecott Copper Corp. optioned the claims and drilled three rotary drill holes. Of these holes two twisted off the drill bits at shallow depth and had to be abandoned while in the leached chalcocite capping. One hole penetrated to a depth of 1,000 feet but poor sampling procedures negated any meaningful data from this hole, when primary samples were irretrievably lost. These two drill attempts were predictably not successful but geochemistry from the Valarie drill holes did show shadow geochemical copper enrichment indicating chalcocite enrichment in the sulfide blanket below and the Kennecott effort did recover some chalcocite (enriched copper sulfide) Circa 1998 the Ironwood National Monument was created over JABA’s valid mining claims. The surface of these claims cannot be used to extract the copper mineral body below by the open pit mining method. Since half of the of the geophysically, geochemically, geologically, alteration indicated mineral body is located on ASARCO patented land and because the ASARCO SXEW plant is only five miles to the west, it is believed that this mineral body can be extracted from the ASARCO property by underground – in situ leach technology at some point in the future. To date we have not identified any ore reserves on the East Silver Bell Project.

We have not found any mineral resources on any of our claims.

ITEM 3. LEGAL PROCEEDINGS.

A civil action is pending in the Alaska Superior Court in Anchorage, Alaska, that concerns title to some Alaska state mining claims owned by Big Chunk Corp., a subsidiary of Liberty Star. In this action Big Chunk and Liberty Star are requesting a judicial determination that certain lien claim notices recorded by a party named MBGS, LLC, against the mining claims are void; and MBGS is seeking an order enforcing the lien claims. Liberty Star and Big Chunk recently filed a motion for summary judgment to invalidate the lien claims. As was anticipated, MBGS opposed this motion. The lien claims are based on a debt alleged by MBGS to be due from Liberty Star. The existence of this alleged debt is disputed. MBGS has not disclosed its contention as to the amount of the debt. Liberty Star and Big Chunk hope to receive a favorable ruling on the pending motion within the next several months. This is the only legal proceeding involving the company or its property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTC Bulletin Board:

OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2013	$0.024	$0.0109
October 31, 2012	$0.0345	$0.022
July 31, 2012	$0.0405	$0.017
April 30, 2012	$0.0387	$0.0202
January 31, 2012	$0.00	$0.00
October 31, 2011	$0.00	$0.00
July 31, 2011	$0.00	$0.00
April 30, 2011	$0.042	$0.00

(1)

These bid prices were taken from OTC Markets quarterly trade and quote summary report. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Our common stock is issued in registered form. The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 USA (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

On January 31, 2013, the shareholders' list for our common stock showed 740,710,265 shares issued and outstanding with 78 registered stockholders and approximately 8,500 stockholders whose names and contact information we have and an unknown number of unregistered stockholders whose shares are held in their brokerage accounts. The closing sale price for our common stock on May 13, 2013, as reported on the OTC Bulletin Board, was $0.011.

Recent Sales of Unregistered Securities

On July 15, 2010, we issued a secured convertible promissory note (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011, the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note in the amount of $168,358 (“2011 Convertible Note”) in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. Northern Dynasty is not a U.S. person (as that term is defined in Regulation S of the 1933 Act). In issuing the Convertible Notes to Northern Dynasty, we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the 1933 Act. For more information regarding the 2011 Convertible Note and the original 2010 Convertible Note, please see Letter Agreement and Secured Convertible Note with Northern Dynasty Minerals Ltd. With Respect to Big Chunk under Item 2 to this report. Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the convertible notes will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our company’s shares were listed on the TSX Venture Exchange. To date Northern Dynasty has expended $712,756 of the $1,000,000 earn in expenses. Principal balance of the 2010 Convertible Note at January 31, 2013 is $3,730,174 with accrued interest on the 2010 Convertible Note at January 31, 2013 at $972,617.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $972,617 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. The transaction has not yet been completed.

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

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement on Form S-1 with the Securities and Exchange Commission within twenty-one (21) days of the date of the Registration Rights Agreement and to have a registration statement declared effective by the Securities and Exchange Commission within one hundred and twenty (120) calendar days from January 19, 2012. The registration statement was filed on March 13, 2012 and has been declared effective.

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

In December 2012 and January 2013, we issued 7,359,399 units, at prices ranging from $0.0116 to $0.0156 per unit, to contractors who had provided services, directly or indirectly, on our Alaska properties. These units were issued in lieu of cash payments and in satisfaction of claims for services provided. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investors to purchase one additional common share of our company at prices ranging from $0.0162 to $0.0218 until January 17, 2016. The investors are U.S. Persons and are accredited investors and in issuing securities to the investors we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder.

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

Equity Compensation Plan Information

As of January 31, 2013, we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Plan category	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2013 (a)	Weighted-average exercise price of outstanding options as at January 31, 2013 (b)	Number of securities remaining available for further issuance as at January 31, 2013 (excluding securities reflected in column (a)) (c)
2004 Stock Option Plan	962,500	451,375	$4.51	511,125
2007 Stock Option Plan	2,500,000	212,500	$0.88	2,287,500
2010 Stock Option Plan	95,500,000	90,875,000	$0.037	4,625,000

On January 10, 2012, we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 10,500,000 shares of our common stock at an exercise price of $0.027 per share for a ten year term expiring on January 10, 2022. The options were 50% vested upon granting and vested another 25% on January 10, 2013 and will vest another 25% on January 10, 2014. The options that were vested immediately may be exercised using a cashless exercise formula.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $117,716 as of January 31, 2013. We had negative working capital of $(5,025,086) as of January 31, 2013. We had cash inflows from financing activities of $1,683,254 for the year ended January 31, 2013. We will need additional funds in order to proceed with our planned exploration program.

Letter Agreement and Secured Convertible Notes with Northern Dynasty Minerals Ltd.

On July 15, 2010, we issued a secured convertible promissory note (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011 the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the “2011 Convertible Note” and together with the 2010 Convertible Note, the “Convertible Notes”) in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. Principal balance of the Convertible Notes at January 31, 2013 and 2012 was $3,730,174. Accrued interest on the Convertible Notes at January 31, 2013 and 2012 was $972,617 and $526,971, respectively.

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

Provided a minimum of $1,000,000 has been expended by Northern Dynasty on earn in expenses, the Convertible Notes will be convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange. At January 31, 2013, Northern Dynasty has expended $712,756 of the $1,000,000 earn in expenses. The Convertible Note may be pre-paid by our company without penalty at any time on 10 days prior notice during which time Northern Dynasty’s conversion rights are unaffected.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $972,617 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. The transaction has not yet been completed, pending resolution of liens filed by a contractor which have temporarily delayed the acceptance of the claims transferred to Northern Dynasty.

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

On November 13, 2012, we filed a 424B prospectus with the Securities Exchange Commission, acknowledging the assignment of all the rights under our investment agreement with Fairhills Capital Offshore Ltd. (Fairhills) to Deer Valley Management, LLC (Deer Valley). The Investment Agreement and other associated agreements were assigned by Fairhills to Deer Valley on November 6, 2012, and Liberty Star consented to the assignment. Fairhills and Deer Valley share the same ownership and management and there has not been any substantial change to our arrangement under the Investment Agreement as a result of the Assignment.

Results of Operations for the year ended January 31, 2013

We had a net loss of $(2,644,787) for the twelve-month period ended January 31, 2013 compared to a net loss of $(2,461,459) for the twelve-month period ended January 31, 2012. The two periods were comparable, and there were no significant changes in the level of expenditures by category.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the period ended January 31, 2013 reflect financial information for the twelve month period ending January 31, 2013, as well as from inception through January 31, 2013 and for the twelve-month period ended January 31, 2012.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2013 and 2012. Our accumulated stockholders’ equity (deficit) at January 31, 2013, was $(4,956,191) and the net loss for the year ended January 31, 2013 was $(2,644,787). All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2013. Our total stockholders’ equity (deficit) at January 31, 2013 was $(4,956,191).

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

The following consolidated financial statements are filed as part of this annual report:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of January 31, 2013 and 2012

  Consolidated Statements of Operations for the twelve months ended January 31, 2013, the twelve months ended January 31, 2012 and the period from inception (August 20, 2001) to January 31, 2013

  Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception (August 20, 2001) to January 31, 2013

  Consolidated Statements of Cash Flows for the twelve months ended January 31, 2013, the twelve months ended January 31, 2012 and for the period from inception (August 20, 2001) to January 31, 2013

  Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Liberty Star Uranium & Metals Corp.

We have audited the accompanying consolidated balance sheet of Liberty Star Uranium & Metals Corp. and its subsidiaries (an exploration stage company) (collectively, the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Star Uranium & Metals Corp. and its subsidiaries as of January 31, 2013 and 2012, and the results of their operations, changes in stockholders’ equity (deficit), and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is in the exploration stage, has suffered recurring losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MaloneBailey, LLP
Houston, Texas
May 16, 2013

21
LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2013	January 31, 2012
Current:
Cash and cash equivalents	$117,716	$155,869
Prepaid expenses and supplies	8,662	14,151
Total current assets	126,378	170,020

Property and equipment, net	81,200	129,510
Certificates of deposit	-	3,000

Total assets	$207,578	$302,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$5,089	$4,631
Convertible promissory note	3,730,174	3,730,174
Accounts payable and accrued liabilities	151,480	12,470
Accrued wages to related parties	276,992	183,367
Accrued interest	972,617	526,971
Warrant liability	15,112	53,948
Total current liabilities	5,151,464	4,511,561

Long-term debt, net of current portion	12,305	17,393

Total liabilities	5,163,769	4,528,954

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 740,710,265 and 635,899,389 shares issued and outstanding	7,408	6,359
Additional paid-in capital	47,912,449	45,998,478
Deficit accumulated during the exploration stage	( (52,876,048)	(50,231,261)
Total stockholders’ equity (deficit)	(4,956,191)	(4,226,424)

Total liabilities and stockholders’ equity (deficit)	$207,578	$302,530

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

22
LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative from
				date of inception
				(August 20, 2001)
	For the twelve	For the twelve		to
	months ended	months ended		January 31, 2013
	January 31, 2013	January 31, 2012		(unaudited)
Revenues	$-	$-		$-

Expenses:
Geological and geophysical costs	1,105,960	1,107,560		15,365,540
Salaries and benefits	352,159	434,149		4,268,515
Public relations	78,729	52,440		855,211
Depreciation	41,610	63,297		921,140
Legal	72,754	65,385		967,331
Professional services	107,540	81,788		1,376,128
General and administrative	430,877	260,315		2,403,313
Travel	31,129	51,018		273,636
Settlement expense	-	-		13,241,020
Impairment loss	-	-		16,092,870
Net operating expenses	2,220,758	2,115,952		55,764,704

Gain (loss) on sale of assets	(12,119)	-		(54,572)
Loss from operations	(2,232,877)	(2,115,952)		(55,819,276)

Other income (expense):
Interest income	134	869		198,758
Interest expense	(450,880)	(364,804)		(6,375,156)
Debt conversion expense	-	-		(103,437)
Gain (loss) on change in fair value of warrant liability	38,836	18,428		(3,635,198)
Other income	-	-		1,350,390
Income from Elle Venture	-	-		300,000
Foreign exchange gain	-	-		505

Gain on settlement of debt to related party	-	-		7,366
Total other income (expense)	(411,910)	(345,507)		(8,256,772)

Net (loss)	(2,644,787)	(2,461,459)		(64,076,048)

Basic and diluted net loss per share of common stock	$(0.00)	$(0.00)	$	N/A

Basic and diluted weighted average number of shares of common stock outstanding	677,767,166	618,542,673		N/A

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

23
LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Deficit accumulated	Total
	Common stock		paid-in	during	stockholders’
	Shares	Amount	capital	the exploration stage	equity (deficit)
Balance, August 20, 2001 (Date of inception)(unaudited)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004 (unaudited)	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005 (unaudited)	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006 (unaudited)	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31, 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007 (unaudited)	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008 (unaudited)	10,832,852	108	21,134,886	(20,918,474)	216,520
Issuance of common stock for conversion or payment of promissory note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
Reduction of conversion price for inducement to convert promissory note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009 (unaudited)	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
Issuance of common stock for conversion or payment of promissory note	199,170,302	1,992	603,661	-	605,653
Beneficial conversion feature of convertible promissory notes	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010 (unaudited)	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
Issuance of common stock for conversion or payment of promissory note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	(19,865,419)	(19,865,419)
Balance, January 31, 2011 (unaudited)	602,411,882	6,024	45,714,119	(47,769,802)	(2,049,659)
Cashless exercise of common stock purchase warrants	22,687,507	227	(227)	-	-
Issuance of common stock and warrants private placement, net	10,800,000	108	253,012	-	253,120
Stock based compensation	-	-	103,950	-	103,950
Recognition of derivative liabilities into Additional Paid-In Capital			(72,376)		(72,376)
Net loss for the year ended January 31, 2012	-	-	-	(2,461,459)	(2,461,459)
Balance, January 31, 2012	635,899,389	$6,359	$45,998,478	$(50,231,261)	$(4,226,424)
Cashless exercise of common stock purchase warrants	20,555,571	205	(205)	-	-
Issuance of common stock and warrants private placement, net	17,225,537	173	512,711	-	512,884
Issuance of common shares for cash pursuant to investment agreement	59,670,369	597	1,174,403	-	1,175,000
Issuance of common stock for third party service	7,359,399	74	91,066		91,140
Stock based compensation	-	-	135,996	-	135,996
Net loss for the year ended January 31, 2013	-	-	-	(2,644.787)	(2,644,787)
Balance, January 31, 2013	740,710,265	$7,408	$47,912,449	$(52,876,048)	$(4,956,191)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

24
LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative from
				date of inception
			For the twelve	(August 20, 2001)
		For the twelve	months ended	to
		months ended	January 31,	January 31, 2013
		January 31, 2013	2012	(unaudited)
Net change in cash and cash equivalents
Cash flows from operating activities:
Net (loss)		$(2,644,787)	$(2,461,459)	$(64,076,048)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation		41,610	63,297	921,140
Amortization of deferred financing charges		-	-	542,716
Amortization of discount on convertible promissory notes		-	-	3,632,995
Mineral claim costs		-	-	343,085
Impairment loss		-	-	16,092,870
Expenses capitalized to debt			730,174	730,174
(Gain) loss on disposition of fixed assets		12,119	-	54,572
(Gain) loss on change in fair value of warrant liability		(38,836)	(18,428)	3,635,198
Share based compensation		135,996	103,950	4,537,929
Share and warrant based payments		-	-	13,795,973
Common shares issued for third party services		91,140	-	91,140
Non-cash other income from sale of mineral claims		-	-	(1,000,000)
Interest paid through issuance of debt		-	-	282,569
Changes in assets and liabilities:
Prepaid expenses and supplies		5,489	(6,091)	33,785
Other current assets		-	-	(7,875)
Other assets		-	-	(25,000)
Certificate of Deposit		-	-	(11,435)
Accounts payable and accrued expenses		139,010	(27,845)	145,465
Accrued wages related parties		93,625	89,667	276,992
Accrued interest		445,646	362,588	1,380,818
Net cash used in operating activities		(1,718,988)	(1,164,147)	(18,622,937)

Cash flows from investing activities:
Proceeds from the sale of fixed assets		-	-	407,327
Proceeds from redemption of certificate of deposit		3,000	-	216,232
Purchase of certificate of deposit		-	-	(204,797)
Purchase of equipment		(5,419)	(29,656)	(1,184,693)
Net cash provided by (used in) investing activities		(2,419)	(29,656)	(765,931)

Cash flows from financing activities:
Principal activity on long-term debt		(4,630)	(3,763)	(504,946)
Principal activity on capital lease obligation		-	-	(39,298)
Principal activity on convertible promissory notes		-	-	(286,227)
Proceeds from the issuance of common stock, net of expenses		1,687,884	253,120	14,365,759
Proceeds from the sale of convertible promissory notes		-	-	5,772,371
Proceeds from long-term debt		-	-	198,925
Net cash provided by financing activities		1,683,254	249,357	19,506,584

Net increase (decrease) in cash and cash equivalents for period		(38,153)	(944,446)	117,716

Cash and cash equivalents, beginning of period		155,869	1,100,315	-

Cash and cash equivalents, end of period		$117,716	$155,869	$117,716

Income tax paid		$-	$-	$-
Interest paid during the period		5,234	2,216	208,085

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of derivative liabilities to additional paid-in capital	$	- $	72,376
Common stock issued for exercise of warrants		$206	$227

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

Cash and cash equivalents
We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2013 and 2012, we had cash in bank deposit accounts that exceeded federally insured limits of $0 and $0, respectively.

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

Environmental expenditures
Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures at January 31, 2013 and 2012.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2 – Summary of significant accounting policies - continued

Net loss per share – continued
At January 31, 2013 and 2012, there were 174,773,105 and 187,086,566 potentially dilutive instruments outstanding, respectively. These instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Statement Presentation
Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Recently issued accounting standards
There are no recent pronouncements that are expected to have a material impact on our financial position and results of operations.

NOTE 3 – Going concern

The Company is in the exploration stage, has incurred losses from operations, requires additional funds for further exploratory activity and to maintain its claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financings, debt financings or joint venture agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4– Mineral claims

At January 31, 2013 we held a 100% interest in 417 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2013 we held a 100% interest in 99 standard Federal lode mining claims located in the Tombstone region of Arizona. The mineral claims are owned by JABA US Inc, an Arizona Corporation in which two of our directors are owners. At January 31, 2013 we held Arizona State Land Department Mineral Exploration Permits covering 4,126.9 acres in the Tombstone region of Arizona.

At January 31, 2013 we held an option to explore 26 standard Federal Lode mining claims located in the East Silver Bell region of northwest Tucson, Arizona. The mineral claims are owned by JABA US Inc., an Arizona Corporation in which two of our directors are owners.

At January 31, 2013 we held a 100% interest in 612 Alaska State mining claims in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). We have designated 199 of these claims for transfer to Northern Dynasty in conjunction with a pending loan settlement agreement.

We relinquished our Bonanza Hills claims in Alaska during 2012, to the State of Alaska.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties. The Company has investigated titles to all its mineral properties and, to the best of its knowledge, except as noted above for the Bonanza Hills Claims, titles to all properties are in good standing as of January 31, 2013.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets are:
	January 31, 2013	January 31, 2012
Geology equipment (3 to 7 year lives)	$260,521	$290,736
Vehicles and transportation equipment (5 years)	50,180	50,180
Office furniture and equipment (5 to 7 years)	73,985	73,451
	384,686	414,367
Less accumulated depreciation and amortization	(303,486)	(284,857)
	$81,200	$129,510

NOTE 6 – Long-term debt

Note payable to Ford Credit payable in monthly installments of $544 including interest at a fixed rate of 9.49% through maturity in February 2016. Principal balance at January 31, 2013 and 2012 is $17,394 and $22,024, respectively. Carrying amount of a vehicle that serves as collateral is $21,928 and $29,447 at January 31, 2013 and 2012, respectively.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6 – Long-term debt – continued

The following is a summary of the principal maturities of long-term debt during the next five years:

For the twelve months ended January 31,
2014	$5,089
2015	5,594
2016	6,149
2017	562
2018	-
17,394
Less current maturities	(5,089)
$12,305

NOTE 7 – Convertible promissory notes

We issue convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010 we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). During the year ended January 31, 2012 the agreement with Northern Dynasty was amended to issue additional secured convertible promissory notes totaling $730,174 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty. Principal balance of the Convertible Notes at January 31, 2013 and 2012 was $3,730,174. Accrued interest on the Convertible Notes at January 31, 2013 and 2012 was $972,617 and $526,971, respectively.

As part of the transaction noted above, Northern Dynasty could earn a 60% interest in our Big Chunk project in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty could be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty could elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor was performed, or a cash payment in lieu of labor was made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in. As of January 31, 2013, no such notice by Northern Dynasty has been received.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $972,617 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, since a third party filed liens against the claims before the transfer could be completed, we have not recorded the settlement transaction as of January 31, 2013, pending resolution of the lien claims.

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

NOTE 8 – Common stock – continued

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

In December 2012 and January 2013, we issued 7,359,399 units, at prices ranging from $0.0116 to $0.0156 per unit, to contractors who had provided services, directly or indirectly, on our Alaska properties. These units were issued in lieu of cash payments and in satisfaction of claims for services provided. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investors to purchase one additional common share of our company at prices ranging from $0.0162 to $0.0218 until January 17, 2016. The fair value of the shares and warrants issued were $91,140 and $84,156, respectively.

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

On November 13, 2012, we filed a 424B prospectus with the Securities Exchange Commission, acknowledging the assignment of all the rights under our investment agreement with Fairhills Capital Offshore Ltd. (Fairhills) to Deer Valley Management, LLC (Deer Valley). The Investment Agreement and other associated agreements were assigned by Fairhills to Deer Valley on November 6, 2012, and Liberty Star consented to the assignment. Fairhills and Deer Valley share the same ownership and management and there has not been any substantial change to our arrangement under the Investment Agreement as a result of the Assignment.

At January 31, 2013 and subsequently, we have issued 59,670,369 and 29,479,597shares, respectively, of common stock for gross proceeds of $1,175,000 and $250,000, respectively, related to this financing agreement. As a result, in the future we would potentially be eligible to receive up to $8,575,000 on the issuance of an additional 95,850,034 shares. We are currently authorized to issue 1,250,000,000 shares of our common stock. Deer Valley has agreed to refrain from holding an amount of shares which would result in Deer Valley owning more than 4.99% of the then-outstanding shares of our common stock at any one time, or 62,375,000 shares. At an assumed purchase price under the Investment of $0.008 (equal to 72.5% of the closing price of our common stock of $0.011 on May 13, 2013), we will be able to receive up to $766,800 in gross proceeds.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8 – Common stock – continued

As of January 31, 2013, there were 94,059,629 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.9 years and a weighted average exercise price of $0.055 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2013 and 2012 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2011	108,475,660	$0.043
Issued	8,300,000	0.034
Exercised	(23,852,969)	0.002

Outstanding, January 31, 2012	92,922,691	$0.053
Issued	17,225,537	0.041
Expired	(855,314)	0.020
Exercised	(22,592,684)	0.026

Outstanding, January 31, 2013	86,700,230	$0.058
Exercisable, January 31, 2013	86,700,230	$0.058

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2013 and 2012 are 4,625,000 and 2,000,000. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2013 and 2012 are 2,287,500. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2013 and 2012 are 511,125.

On January 10, 2012 we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 10,500,000 shares of our common stock at an exercise price of $0.027 per share for a term expiring on January 10, 2022. The fair value of the options on the date of issue was $231,000. The options were 50% vested upon granting and vested another 25% on January 10, 2013. They will vest another 25% on January 10, 2014. For the years ended January 31, 2013 and 2012, the company expensed $51,840 and $103,950, respectively, as employee compensation reflecting the vesting of the options.

In December 2012 and January 2013, we issued 7,359,399 units, at prices ranging from $0.0116 to $0.0156 per unit, to contractors who had provided services, directly or indirectly, on our Alaska properties. Each unit consisted of one common share of our company and one non-transferable common stock purchase warrant. Each common stock purchase warrant entitles the investors to purchase one additional common share of our company at prices ranging from $0.0162 to $0.0218 until January 17, 2016. The fair value of the warrants issued was $84,156 and was expensed immediately.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2013 and 2012.

Incentive stock options to employees outstanding at January 31, 2013 are as follows:

				Weighted
				average
		Weighted average		remaining life	Aggregate
	Number of options	exercise price		(years)	intrinsic value
Outstanding, January 31, 2011	95,385,375	$0.048	$		-
Granted	10,375,000	0.027
Vested, Cancelled	(12,500,000)	0.038

Outstanding, January 31, 2012	93,260,375	$0.047			$-
Granted	-	-
Vested, Cancelled	(2,625,000)	0.037
Outstanding, January 31, 2013	90,635,375	$0.047		3.27	$-
Exercisable, January 31, 2013	88,072,875	$0.048		3.11	$-

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9 – Share-based compensation – continued

Non-qualified stock options to non-employee consultants and vendors outstanding at January 31, 2013 and 2012 are as follows:

			Weighted
		Weighted	average
		average exercise	remaining life	Aggregate
	Number of options	price	(years)	intrinsic value
Outstanding, January 31, 2011	778,500	$0.432		$-
Granted	125,000	0.027

Outstanding, January 31, 2012	903,500	$0.376		$-
Granted	7,359,399	0.017

Outstanding, January 31, 2013	8,262,899	$0.057	2.99	$-
Exercisable, January 31, 2013	8,231,649	$1.479	2.97	$-

The aggregate intrinsic value is calculated based on the January 31, 2013 stock price of $0.012 per share.

A summary of the status of the Company’s non-vested options as of January 31, 2013 and changes during the years ended January 31, 2013 and 2012 is presented below:

		Weighted average grant
Incentive stock options granted to employees:	Number of options	date fair value
Non-vested at January 31, 2011	-	$-
Granted	10,375,000	0.022
Vested	(5,187,500)	0.022
Nonvested at January 31, 2012	5,187,500	$0.022
Granted	-	-
Cancelled	(62,500)
Vested	(2,562,500)	0.022

Non-vested at January 31, 2013	2,562,500	$0.022

Total fair value of options vested during the year ended January 31, 2013		$ 51,216

Non-qualified stock options to non-employee consultants and		Weighted average grant
vendors:	Number of options	date fair value
Non-vested at January 31, 2011	-	$-
Granted	125,000	0.022
Vested	(62,500)	0.022

Non-vested at January 31, 2012	62,500	$0.022
Granted	7,359,399	0.011
Vested	(7,390,649)	0.011

Non-vested at January 31, 2013	31,250	$0.022

Total fair value of options vested during the year ended January 31, 2013		$ 84,780

We estimate the fair value of option awards on the grant date using the Black-Scholes valuation model. The Company uses historical volatility, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term, as its method to estimate expected volatility. The Company used the following assumptions to estimate the fair value of stock option grants to employees and non-employees:

	Expected	Expected dividend		Risk-free interest
Grant date	volatility	yield	Expected term	rate	Forfeiture rate
January 10, 2012	128%	0%	10 years	2%	10%
December 13, 2012	174%	0%	3 years	0.34%	0%
January 1, 2013	173%	0%	3 years	0.36%	0%
January 1, 2013	171%	0%	3 years	0.41%	0%

The weighted average grant date fair value of the options granted during the year ended January 31, 2012 was $0.022 per option. There were 7,359,399 shares of warrants granted to vendors for service provided and the company recorded the expense into stock compensation expense. There were no options exercised during the year ended January 31, 2013. During the year ended January 31, 2013, a total of 2,625,000 options, of which 2,562,500 were vested, were forfeited by two former employees who declined to exercise the options within 90 days of termination of employment.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9 – Share-based compensation – continued

Share-based compensation expense is reported in our statement of operations as follows:

	January 31, 2013	January 31, 2012
Geological and geophysical costs	$624	$1,237
Salaries and benefits	50,592	101,475
Investor relations	624	1,238
General and administrative	84,156	-

	$135,996	$103,950

At January 31, 2013 there is $51,341 unrecognized share-based compensation for all share-based awards outstanding with a weighted average remaining period for amortization of 0.94 years.

NOTE 10 – Income taxes

As of January 31 our deferred tax asset is as follows:

	January 31, 2013	January 31, 2012
Net operating loss carryforwards	$9,513,000	$8,681,000
Less valuation allowance	(9,513,000)	(8,681,000)
	$-	-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate taxable income, management will re-evaluate the allowance. The change in the valuation allowance of $832,000 and 176,000 in the years ended January 31, 2013 and 2012 primarily represents the benefit of the change in net operating loss carry-forwards during the period. As of January 31, 2013, our estimated net operating loss carryforward is approximately $27,980,000 and will expire beginning in 2024 through 2033.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11 – Related party transactions

We entered into the following transactions with related parties during the year ended January 31, 2013:

Paid or accrued $6,785 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

At January 31, 2013 we had a balance of accrued unpaid wages of $261,367 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

At January 31, 2013 we had a balance of accrued unpaid wages of $15,625 to Larry Liang, our President.

We recognized compensation expense of $49,500 for stock options granted to an officer.

We have an option to explore 26 standard Federal lode mining claims at the East Silver Bell project and 33 standard Federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. During the year ended January 31, 2013 we paid $8,254 in rental fees to maintain the mineral claims in good standing. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and has been extended through June 1, 2013

We entered into the following transactions with related parties during the year ended January 31, 2012:

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12 – Commitments

We are required to perform annual assessment work in order to maintain the Big Chunk Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments to maintain the claims will be approximately $238,200. Sufficient cash in lieu assessment work has been paid for Big Chunk to maintain the claims beyond the next labor year.

The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The rentals of $164,600 to extend the Big Chunk claims through September 1, 2013 were paid in November 2012. The estimated state rentals due by November 30, 2013 for the period from September 1, 2013 through September 1, 2014 are $166,740. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

We are required to pay annual rentals for our Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals of $60,340 for the period from September 1, 2012 to September 1, 2013 have been paid. The rentals due by September 1, 2013 for the period from September 1, 2013 through September 1, 2014 of $58,380 have not been paid.

We are required to pay annual rentals for our Federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. The rentals of $3,640 for the period from September 1, 2012 to September 1, 2013 have been paid. The annual rentals due by September 1, 2013 of $3,640 are required to maintain the East Silver Bell claims are for the period from September 1, 2013 through September 1, 2014. There is no requirement for annual assessment or exploration work on the Federal lode mining claims. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals and initial filing fees of $13,860 for the period from September 1, 2012 to September 1, 2013 have been paid. The rentals due by September 1, 2013 for the period from September 1, 2013 through September 1, 2014 of $13,860 have not been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th for our Phase 1 permits, and September 14th through September 13th for our Phase 2 permits. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 7,515 acres at our Tombstone project. We paid initial rental fees from the date of application through September 29, 2012 of $8,254. Required minimum work expenditures for the period ended September 29, 2013 are $41,269. The annual rentals due by September 30, 2013 to maintain the AZ MEP permits are $7,515. We also paid $6,776 for rental fees on our Phase 2 permits. We will need $75,150 to cover minimum work expenditure requirements before September 30, 2013 to maintain our Phase 1 & 2 AZ MEP permits.

In December 2010 we entered into a 12 month non-cancellable operating lease for office space. In December 2011 the lease was extended for an additional one year term. The lease called for monthly payments of rent plus sales tax of $2,280. We recognized rent expense of $25,077 during the year ended January 31, 2013 pursuant to this lease. The lease expired December 31, 2012, and was not renewed.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12 – Commitments – continued

In June 2011 we entered into a two year non-cancellable operating lease for warehouse space a portion of which includes an air conditioned office space for geologic computers, scanners and printers in Tucson, Arizona. The lease calls for monthly payments of rent plus sales tax of $3,620. We have the option to extend the lease for one additional two year term at current market rates. We recognized rent expense of $42,810 during the year ended January 31, 2013 pursuant to this lease. Future minimum lease payments pursuant to this lease total $14,480 payable during the year ended January 31, 2014.

38
LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13 – Fair value of financial instruments

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

We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At January 31, 2012 we had 622,138 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any issuance priced lower than $0.02 per common share. At January 31, 2013 and 2012 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. As a result of these provisions, these warrants are not considered indexed to our common stock and are classified as liabilities under ASC 815. We used the following assumptions to estimate the fair value of the warranty liability at January 31, 2013 and 2012:

		Expected dividend		Risk-free interest
Description	Expected volatility	yield	Expected term	rate
Warrant liability at January 31, 2013	99.8%	0%	3.59 years	0.65%
Warrant liability at January 31, 2012	127.6%	0%	4.59 years	0.71%

		Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liability at January 31, 2013	$15,112	-	-	$15,112
Warrant liability at January 31, 2012	$53,948	-	-	$53,948

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Balance, January 31, 2011	$-
Total (gains) or losses	(18,428)
Purchases, issuances and settlements	72,376
Transfers in or out of Level 3	-
Balance, January 31, 2012	$53,948
Total (gains) or losses	(38,836)
Purchases, issuances and settlements	-
Transfers in or out of Level 3	-
Balance, January 31, 2013	$15,112

NOTE 14 – Subsequent events

In February, March, April and May, 2013, we issued 29,479,597 shares for gross proceeds of $250,000 related to the investment agreement with Deer Valley Management, LLC.

In February, 2013, we sold 3,448,276 units to one investor for gross proceeds of $40,000. Each unit consisted of one common share and one common share of our company and one non transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0162 until February 7, 2016.

In February, 2013, we issued 1,526,718 units to one investor in exchange for services performed for the company with a value of $20,000. Each unit consisted of one common share and one common share of our company and one non transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0183 until February 15, 2016.

In April, 2013, one investor exercised 3,033,618 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 2,500,000 shares of common stock and cancelled 533,618 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 28, 2013, the Board of Directors of our company dismissed by mutual agreement, Semple, Marchal & Cooper, LLP, as its principal independent accountant. On January 28, 2013, we engaged Malone Bailey LLP as our principal independent accountant. The audit committee of our company approved the dismissal of Semple, Marchal & Cooper, LLP and the engagement of Malone Bailey LLP as its independent auditor. We did not incur any fees from Malone Bailey LLP during the fiscal year ended January 31, 2013.

Semple, Marchal & Cooper LLP’s report on our company’s financial statements for the fiscal years ended January 31, 2013 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.

During our company’s fiscal years ended January 31, 2013 and January 31, 2012 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of Semple, Marchal & Cooper, LLP, would have caused Semple, Marchal & Cooper, LLP to make reference to the subject matter of the disagreement(s) in connection with its report.

During our company’s fiscal years ended January 31, 2013 and January 31, 2012 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of January 31, 2013:

Improper accounting for debt: The Company did not properly account for a settlement of debt.

Management’s Remediation Initiatives

We followed legal advice with regard to the accounting status of a loan settlement agreement. Since it involved legal issues that were not resolved as of the date of our financial statements, our original reflection of the loan settlement in our financial statements was not in strict accordance with generally accepted accounting principles. These facts did not become known to us until after the original preparation of our financial statements for audit. We plan to update written policies and procedures for accounting and financial reporting to include proper accounting policies for new or unusual transactions. We will seek outside professional guidance as needed to assure that new or unusual transactions are recorded as required.

(b) Changes in Internal Control over Financial Reporting

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director, Former President	71	February 3, 2004
Larry Liang	President (1) and Director	33	December 29, 2009
Gary Musil	Secretary and Director	61	October 23, 2003
John Guilbert	Director	81	February 5, 2004
Keith Brill	Director	35	December 23, 2009

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

Pete O’Heeron – Director

Mr. O’Heeron joined the board in September, 2012. Mr. O’Heeron leads an operational investment group which identifies early stage opportunities in the medical field with strong intellectual property positions. Through his 20+ years of medical product development experience, Mr. O’Heeron brings together the resources from strategic disciplines necessary to commercialize unique technologies. Prior to founding Advanced Medical Technologies LLC, Mr. O’Heeron founded NeoSurg Technologies, Inc. to develop a minimally invasive access system. As a result of his efforts, NeoSurg Technologies was successful in developing the T2000 Minimally Invasive Access System, the world leader in reposable surgical instrumentation. Mr. O’Heeron completed the sale of NeoSurg Technologies to CooperSurgical in 2005. Mr. O’Heeron graduated from Texas State University with a BS in Healthcare Administration and a minor in Business Administration. He received his Masters in Healthcare Administration from the University of Houston. Mr. O’Heeron currently holds 5 patents and has 4 patents pending.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held four formal meetings in the year ended January 31, 2013 and four formal meetings in the year ended January 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the year ended January 31, 2013. Shareholders may contact our President, Larry Liang, to recommend nominees to our board of directors.

For the year ended January 31, 2013 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During fiscal years ended January 31, 2013 and January 31, 2012, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION.

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
James Briscoe, Principal Executive Officer, CEO, CFO, Chairman and Director	2013 2012	70,000 84,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	78,000(2) 89,667(2)	$148,000 $173,667
Larry Liang, President & Director	2013 2012	21,965 65,625	Nil Nil	Nil Nil	Nil 198,000 (4)	Nil Nil	Nil Nil	$15,625(3) Nil	$37,590 $263,625
Eduardo Othon Former Director & Vice President Global Business Development	2013 2012	Nil 47,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $47,500

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)	Mr. Briscoe’s other compensation represents accrued and unpaid wages during the twelve months ended January 31, 2012 and 2013 of $89,667 and $78,000, respectively.

(3)	Mr. Liang’s other compensation represents accrued and unpaid wages during the twelve months ended January 31, 2013 of $15,625.

(4)

Mr. Liang was awarded 10,000,000 incentive stock options on January 10, 2012 with a grant date fair value of $0.022 per share. The assumptions used to determine the grant date fair value can be found in Note 8 to our audited consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James Briscoe	52,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil
James Briscoe	75,000	Nil	Nil	$0.88	5/21/2018	Nil	Nil	Nil	Nil
Larry Liang	7,500,000	2,500,000	Nil	$0.027	1/10/2022	Nil	Nil	Nil	Nil
Larry Liang	2,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil

(1)

Eduardo Othon terminated his employment with us on November 17, 2011. He had until February 17, 2012 in order to exercise his exercisable incentive stock options. He did not exercise his incentive stock options and therefore, they expired on February 17, 2012.

COMPENSATION PLANS

As of January 31, 2013 we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Plan	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2013	Weighted-average exercise price of outstanding options as at January 31, 2013	Number of securities remaining available for further issuance as at January 31, 2013
2004 Stock Option Plan	962,500	451,375	$4.51	511,125
2007 Stock Option Plan	2,500,000	212,500	$0.88	2,287,500
2010 Stock Option Plan	95,500,000	90,875,000	$0.037	4,625,000

On January 10, 2012 we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 10,500,000 shares of our common stock at an exercise price of $0.027 per share for a term expiring on January 10, 2022. The options were 50% vested upon granting and vested another 25% on January 10, 2013 and will vest another 25% on January 10, 2014. The options that were vested immediately may be exercised using a cash-less exercise formula.

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

Incentive stock options were granted to directors during the fiscal year ended January 31, 2012. There was no compensation paid or accruing to any director, unless such director is also a named executive officer, during the fiscal year ended January 31, 2013.

Name	Year	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensatio n (US$)	Non-qualified Deferred Compensatio n Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
John Guilbert	2013	Nil	Nil	Nil	Nil	Nil	Nil	$0
Gary Musil	2013	Nil	Nil	Nil	Nil	Nil	Nil	$0
Keith Brill	2013	Nil	Nil	Nil	Nil	Nil	Nil	$0

(1) The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 31, 2013 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 740,710,265 shares of common stock issued and outstanding as of January 31, 2013, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	54,762,500 (2) (3)	6.90%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	7,547,000(3)	1.01%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	15,052,500(3)	1.99%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Keith Brill 250 Central Ave Apt B204 New York, NY 11559 USA	2,500,000(3)	0.34%
Larry Liang 6651 N Campbell Ave #254 Tucson, AZ 85718 USA	7,500,000(3)	1.00%
Pete O’Heeron 17300 El Camino Real #110 Houston, TX 77058 USA	2,225,000	0.30%
Cede & Company PO Box 20 Bowling Green Station New York, NY 10274	705,165,080	95.20%
Directors and Executive Officers as a Group	89,587,000	10.85%

(1)

Based on 740,710,265 shares of common stock issued and outstanding as of January 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

There are 2,187,500 shares that are held by Alaska Star Minerals LLC. James Briscoe beneficially owns 100% of the membership interest in Alaska Star Minerals LLC. There are 52,575,000 incentive stock options granted to James Briscoe under the 2004, 2007 and 2010 stock option plans that are exercisable at January 31, 2013.

(3)	Includes incentive stock options granted under the 2004, 2007 and 2010 stock option plans that are exercisable at January 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Audit Fees

On January 28, 2013, the Board of Directors of our company dismissed by mutual agreement, Semple, Marchal & Cooper, LLP, as its principal independent accountant. On January 28, 2013, we engaged Malone Bailey LLP as our principal independent accountant. The audit committee of our company approved the dismissal of Semple, Marchal & Cooper, LLP and the engagement of Malone Bailey LLP as its independent auditor. We did not incur any fees from Malone Bailey LLP during the fiscal year ended January 31, 2013. Fees for Malone Bailey LLP for the audit for the year ended January 31, 2013 are expected to be $20,000.

For the fiscal year ended January 31, 2013, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $85,270. For the fiscal year ended January 31, 2012, the aggregate fees billed by Semple, Marchal & Cooper, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $62,228.

Audit Related Fees

For the fiscal year ended January 31, 2013, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0. For the fiscal year ended January 31, 2012, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended January 31, 2013 and 2012, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, totalled $0 in both years.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation[1]
3.2	Bylaws [2]
3.3	Certificate of Change to Authorized Capital [3]

__________________________________________
1 Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
2 Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.

Exhibit Number	Description of Exhibit
3.4	Articles of Merger [3]
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty [4]
10.2	Form of Investment Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd [5]
10.3	Form of Registration Rights Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd [5]
10.4	Form of Subscription Agreement [6]
10.5	Form of Stock Option Agreement [7]
10.6	Form of Warrant Certificate [8]
10.7	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. [9]
14.1	Code of Ethics[3]
21.1	Subsidiaries: Big Chunk Corp
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
8 Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 30, 2012.
9 Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2012.

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
Dated:  May 16, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James A. Briscoe

James A. Briscoe
Chief Executive Officer, Director and
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated:  May 16, 2013

By: /s/ Larry Liang	By: /s/ Gary Musil

Larry Liang	Gary Musil
President and Director	Secretary and Director
Dated: May 16, 2013	Dated: May 16, 2013

By: /s/ John Guilbert	By: /s/ Keith Brill

Dr. John Guilbert	Keith Brill
Director	Director
Dated: May 16, 2013	Dated: May 16, 2013

By: /s/ Pete O'Heeron

Pete O'Heeron
Director
Dated: May 16, 2013