Form 10-Q
period 2013-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2013-06-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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
798,887,451 as of June 13, 2013.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

  our intention to raise additional capital;
  our future capital expenditures
  our business plan;
  our future exploration programs and results; and
  our plan to ascertain whether our properties contain commercially viable deposits of resources.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  general economic and business conditions;
  our dependence on additional financings;
  the existence of our mining claims depends on our ability to fund exploratory activity or to pay fees;
  our agreements with Deer Valley may depress the market price of our common stock and our shareholders’ interest may be diluted;
  we may be unable to meet our debt obligations;
  a third party has filed a lien against some of our claims, which prevents us from completing a settlement agreement with Northern Dynasty Minerals, Ltd as quickly as planned.
  risks and uncertainties that the mineral deposits will never constitute proven and probable reserves which can be developed and mined economically;
  mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes, permitting, or other unanticipated difficulties with or interruptions and delays in development and production;
  the potential for delays in exploration activities;
  risks related to the engagement of our company’s directors and officers and key consultants in other business activities whereby they may not have sufficient time to attend to our company’s business affairs;
  risks related to failure to obtain adequate financing and additional capital on a timely basis and on acceptable terms for our planned exploration.
  risks related to environmental regulation and liability, and the ability to secure necessary governmental permits, consents and approvals;

  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political, community, regulatory and permitting risks associated with mining exploration.,

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms "we", "us", "Company", and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiary Big Chunk Corp. (“Big Chunk”), unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2013
	(Unaudited)	January 31, 2013
Current:
Cash and cash equivalents	$92,335	$117,716
Stock subscription receivable	50,000	-
Prepaid expenses and supplies	9,813	8,662
Total current assets	152,148	126,378

Property and equipment, net	74,411	81,200

Total assets	$226,559	$207,578

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current:
Current portion of long-term debt	$5,089	$5,089
Convertible promissory note	3,730,174	3,730,174
Accounts payable and accrued liabilities	129,425	151,480
Accrued wages to related party	292,992	276,992
Accrued interest	1,088,222	972,617
Warrant liability	17,665	15,112
Total current liabilities	5,263,567	5,151,464

Long-term debt, net of current portion	11,077	12,305

Total liabilities	5,274,644	5,163,769

Stockholders’ equity (deficit)
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 771,059,664 and 644,631,457 shares issued and outstanding	7,711	7,408
Additional paid-in capital	48,207,131	47,912,449
Deficit accumulated during the exploration stage	(53,262,927)	(52,876,048)
Total stockholders’ equity (deficit)	(5,048,085)	(4,956,191)

Total liabilities and stockholders’ equity (deficit)	$226,559	$207,578

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					date of inception
	For the three		For the three		(August 20, 2001)
	months ended		months ended		to
	April 30, 2013		April 30, 2012		April 30, 2013
Revenues	$-		$-		$-

Expenses:
Geological and geophysical costs	18,569		91,122		15,384,109
Salaries and benefits	80,613		89,847		4,349,128
Public relations	26,839		7,133		882,050
Depreciation	8,207		12,288		929,347
Legal	38,760		14,042		1,006,091
Professional services	15,529		20,511		1,391,657
General and administrative	74,244		67,756		2,477,557
Travel	5,126		2,327		278,762
Settlement expense	-		-		13,241,020
Loss on sale of assets	-		12,119		54,572
Impairment loss	-		-		16,092,870
Net operating expenses	267,887		317,145		56,087,163
Loss from operations	(267,887)		(317,145)		(56,087,163)

Other income (expense):
Interest income	1		65		198,759
Interest expense	(116,439)		(106,350)		(6,491,595)
Debt conversion expense	-		-		(103,437)
Gain (loss) on change in fair value of warrant liability	(2,553)		7,586		(3,637,751)
Other income	-		-		1,350,390
Income from Elle Venture	-		-		300,000
Foreign exchange gain	-		-		505
Gain on settlement of debt to related party	-		-		7,366
Total other income (expense)	(118,991)		(98,699)		(8,375,763)

Net loss	$(386,878)		$(415,844)		$(64,462,926)

Basic and diluted net loss per share of common stock	$(0.00)	$	(0.00)	$	N/A

Basic and diluted weighted average number of shares of common stock outstanding	756,542,165		642,160,712		N/A

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			date of inception
	For the three	For the three	(August 20, 2001)
	months ended	months ended	to
	April 30, 2013	April 30, 2012	April 30, 2013
Net change in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(386,878)	$(415,844)	$(64,462,926)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	8,207	12,288	929,347
Amortization of deferred financing charges	-	-	542,716
Amortization of discount on convertible promissory notes	-	-	3,632,995
Mineral claim costs	-	-	343,085
Impairment loss	-	-	16,092,870
Expenses capitalized to debt	-	-	730,174
(Gain) loss on sale of fixed assets	-	12,119	54,572
(Gain) loss on change in fair value of warrant liability	2,553	(7,586)	3,637,751
Share based compensation	34,984	12,999	4,572,913
Share and warrant based payments	-	-	13,795,973
Common shares issued for third party services	20,000	-	111,140
Non-cash other income from sale of mineral claims	-	-	(1,000,000)
Interest paid through issuance of debt	-	282,569	282,569
Changes in assets and liabilities:
Prepaid expenses and supplies	(1,151)	7,571	32,634
Other current assets	-	-	(7,875)
Certificates of deposit	-	-	(11,435)
Other assets	-	-	(25,000)
Accounts payable and accrued expenses	(22,055)	49,965	123,410
Accrued wages related party	16,000	16,000	292,992
Accrued interest	115,605	105,836	1,496,423
Net cash used in operating activities	(212,735)	(206,652)	(18,835,672)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-	-	407,327
Proceeds from redemption of certificate of deposit	-	-	216,232
Purchase of certificate of deposit	-	-	(204,797)
Purchase of equipment	(1,418)	-	(1,186,111)
Net cash used in investing activities	(1,418)	-	(767,349)

Cash flows from financing activities:
Principal repayments on long-term debt	(1,228)	(1,117)	(506,174)
Principal repayments on capital lease obligation	-	-	(39,298)
Principal repayments on convertible promissory notes	-	-	(286,227)
Proceeds from the issuance of common stock, net of expenses	190,000	182,880	14,555,759
Proceeds from the sale of convertible promissory notes	-	-	5,772,371
Proceeds from long-term debt	-	-	198,925
Net cash provided by (used in) financing activities	188,772	181,763	19,695,356

Net increase (decrease) in cash and cash equivalents for period	(25,381)	(24,889)	92,335

Cash and cash equivalents, beginning of period	117,716	155,869	-

Cash and cash equivalents, end of period	$92,335	$130,980	$92,335

Interest paid during the period	$834	$514	$208,919

NON-CASH INVESTING AND FINANCING ACTIVITES
Recognition of derivative liabilities to additional paid-in capital	$-	-	72,376

Stock subscription receivable	$50,000	$-	$50,000

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2013 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2013 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2– Going concern

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

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financings, debt financings or joint venture agreements, and off-take agreements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – Common stock

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

In February, March and April, 2013, we issued 22,874,405 shares for gross proceeds of $200,000 related to the investment agreement with Deer Valley Management, LLC. The $50,000 in stock subscriptions receivable as of April 30, 2013, was subsequently received.

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – continued

NOTE 3 – Common stock – continued

During the three months ended April 30, 2013 there were no stock options granted. At April 30, 2013 there were 903,500 non-qualified stock options outstanding with a weighted average exercise price of $1.429 per option; of those options 841,000 are exercisable. At April 30, 2013 there were 90,635,375 incentive stock options outstanding with a weighted average exercise price of $0.048 per option; of those options 88,072,875 are exercisable.

During the three months ended April 30, 2013 we recognized $34,984 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of April 30, 2013, there were 96,904,505 whole share purchase warrants outstanding and 96,873,255 exercisable. The warrants have a weighted average remaining life of 1.28 years and a weighted average exercise price of $0.057 per whole warrant for one common share. Whole share purchase warrants outstanding at April 30, 2013 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2013	94,963,129	$0.058
Issued	4,974,994	0.017
Exercised	(3,033,618)	0.002

Outstanding, April 30, 2013	96,904,505	$0.057
Exercisable, April 30, 2013	96,873,255	$0.057

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the period ended April 30, 2013:

Paid or accrued $1,566 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

At April 30, 2013 we had a balance of accrued unpaid wages of $277,367 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

We recognized compensation expense of $12,843 for stock options granted to officers and board members.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – continued

NOTE 5 – Fair value of financial instruments

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

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – continued

NOTE 5 – Fair value of financial instruments – continued

We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At April 30, 2013 and January 31, 2013 we had 622,138 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any issuance priced lower than $0.02 per common share. At April 30, 2013 and January 31, 2013 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. We used the following assumptions to estimate the fair value of the warrant liability at April 30, 2013 and January 31, 2013:

		Expected dividend		Risk-free interest
Description	Expected volatility	yield	Expected term	rate
Warrant liability at April 30, 2013	123.3%	0%	3.34 years	0.50%
Warrant liability at January 31, 2013	99.8%	0%	3.59 years	0.65%

Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	April 30, 2013	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$17,665	-	-	$17,665

Fair value measurements using significant
unobservable inputs (Level 3):
Description	Warrant liability
Balance, January 31, 2013	$15,112
Total (gains) or losses	2,553
Purchases, issuances and settlements	-
Transfers in or out of Level 3	-
Balance, April 30, 2013	$17,665

NOTE 6 – Subsequent events

In May and June, 2013, we issued 18,198,326 shares for gross proceeds of $140,000 related to the investment agreement with Deer Valley Management, LLC. As of June 11, 2013, we had not yet received payment for one transaction valued at $25,000.

In May, 2013, we sold 6,042,296 units to one investor for gross proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0116 until May 28, 2016.

In June, 2013, one investor exercised 4,263,989 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 3,587,165 shares of common stock and cancelled 678,824 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received.

NOTE 7 – Reclassifications

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

Our Business

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our company. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

Liberty Star Uranium & Metals Corp. was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. We were incorporated on August 20, 2001 under the laws of the State of Nevada. Big Chunk is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. We are an exploration stage company, as we have not generated revenues from operations. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are:

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

Tombstone Super Project (“Tombstone”)(formerly referred to as Tombstone Porphyry Precious Metals Project): Tombstone is located in Cochise County, Arizona. We plan to ascertain whether the land holding at the Hay Mountain Project within the Tombstone Super Project area possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals. While exploring for the afore said metals, we found in addition to a very large porphyry copper style geochemical anomaly containing those metals, we also found a very spatially large anomaly of Rare Earth Elements (REE’s). This anomaly covers approximately seven to nine square miles. It is still under evaluation but at this time, its symmetry , draped around the east end of the porphyry anomaly, suggests they are related at least in space and possibility genetically. Study is ongoing. Prior to this discovery there were no significant nor potentially minable anomalies of REEs, in Arizona. Because we have not drilled, we have not identified any ore reserves to date.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled "Risk Factors" in this Form 10-Q and in our Form 10-K for the year ended January 31, 2013 for additional information about the risks of mineral exploration.

To date, we have not generated any revenues and we remain in the exploration stage. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Agreement with Northern Dynasty Minerals Ltd

On July 15, 2010, we issued a secured convertible promissory note (the "2010 Convertible Note") to Northern Dynasty Minerals Ltd ("Northern Dynasty"). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the "Loan"). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011, the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the "2011 Convertible Note" and together with the 2010 Convertible Note, the "Convertible Notes") in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. The principal balance of the Convertible Notes at April 30, 2013 was $3,730,174 with accrued interest on the Convertible Notes at April 30, 2013 at $1,088,222.

As part of the transactions noted above, we entered into a letter agreement with Northern Dynasty whereby, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk project in Alaska (the "Joint Venture Claims") by spending $10,000,000 on those properties over six years. Details of this agreement may be found in Liberty Star news releases and in the public record.

To date, no joint venture agreement has been agreed upon. Northern Dynasty has demanded payment of the funds due under the Convertible Notes. On November 14 2012 the Parties (NDM-U-5 Resources) and Liberty Star negotiated a settlement where in Liberty Star transferred a certain number of non critical mineral lands to NDM-U-5 Resources in satisfaction of the debt.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,088,222 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, since a third party filed liens against the claims before the transfer could be completed, we have not recorded the settlement transaction as of April 30, 2013, pending resolution of the lien claims. “We are unable to complete the settlement with Northern Dynasty while the lien claims are outstanding. We are vigorously disputing the lien claims and working to have them vacated.”

Financing Agreement with Deer Valley Capital Offshore Ltd.

On January 19, 2012, we entered into a financing agreement (the “Deer Valley Agreement”) with Deer Valley Capital Offshore Ltd. (“Deer Valley Capital”), whereby Deer Valley Capital will provide for a non-brokered financing arrangement of up to $10,000,000. The financing allows but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $10,000,000 to Deer Valley Capital. On May 1, 2012, we entered into an amendment to the Investment Agreement (the “Amendment”). Pursuant to the Amendment, the Investment Agreement will only expire upon any of the following events: (i) when the Investor has purchased an aggregate of Ten Million dollars ($10,000,000) in the shares of our common stock pursuant to the Investment Agreement; or (ii) on the date which is thirty-six (36) months after the effective date of the Investment Agreement; or (iii) at such time that the Registration Statement registering the shares of common stock contemplated by the Investment Agreement is no longer in effect. In addition, we may terminate the Investment Agreement upon thirty (30) days written notice. Subject to the terms and conditions of the Deer Valley Agreement and a registration rights agreement entered into concurrently (the “Registration Rights Agreement”), we may, in our sole discretion, deliver a notice to Deer Valley Capital which states the dollar amount which we intend to sell to Deer Valley Capital on a certain date. The amount that we shall be entitled to sell to Deer Valley Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of our shares of common stock for the ten (10) trading days prior to the applicable notice date. Such shares of our common stock will be valued at a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Deer Valley Capital receives our notice of sale. The shares of common stock that we sell to Deer Valley Capital must be registered stock, among other conditions of investment.

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

Results of Operations

Material Changes in Financial Condition for the Three Month Period Ended April 30, 2013

We had cash and cash equivalents in the amount of $92,335 as of April 30, 2013 compared to $117,716 as of January 31, 2013. We had negative working capital of $(5,111,419) as of April 30, 2013 compared to $(5,025,086) as of January 31, 2013. We received $188,772 net cash inflows from financing activities during the three months ended April 30, 2013 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical soil, rock chip and vegetation sampling. We purchased $1,418 in new equipment during the three months ended April 30, 2013. We have been raising capital from selling equity by way of private placements. We intend to continue to raise capital from such sources. In addition, we have entered into the Investment Agreement with Deer Valley whereby we are permitted, but not required, to issue and sell up to the number of shares of our common stock having an aggregate purchase price of $10,000,000 to Deer Valley. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and finally, we eventually hope to obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three Month Period Ended April 30, 2013 and April 30, 2012

We had a net loss of $(386,878) for the three months ended April 30, 2013 compared to a net loss of $(415,844) for the three months ended April 30, 2012. During the three months ended April 30, 2013 we incurred a decrease of approximately $73,000 in geological and geophysical costs compared to the three months ended April 30, 2012 due to reduced geochemical sampling and mapping being performed on our Hay Mountain project. We incurred an increase in legal expense of approximately $25,000 during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012 due to the costs associated with defending a lien claim by a former associate. We incurred an increase in interest expense of approximately $10,000 during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012 due to the compounding effect this year compared to last year. We incurred an increase in investor relation expenses of approximately $20,000 during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012 due to our efforts to increase market awareness and search for additional funding sources.

Critical Accounting Policies

The condensed consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2013. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended April 30, 2013. Our total stockholders’ equity (deficit) at April 30, 2013 was $(5,048,085).

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

Mineral claims

We account for costs incurred to acquire, maintain and explore mineral properties as charged to expense in the period incurred until the time that an ore body is established at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2013, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2013 there was one change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We updated written policies and procedures for accounting and financial reporting to include proper accounting policies for new or unusual transactions. We will seek outside professional guidance as needed to assure that new or unusual transactions are recorded as required.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Risks associated with our company

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $92,335 and negative working capital of $(5,111,419) as of April 30, 2013. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties. We do not currently have any arrangements for financing in addition to the Convertible Note, investment agreement with Deer Valley and private placements of our securities. We may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this filing and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated on August 20, 2001 and took over our current business on February 5, 2004. To date we have been involved primarily in exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have ten years operating history upon which no evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2013 is $(64,462,926). We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, MaloneBailey, LLC, states in their audit report attached to our audited financial statements for the fiscal year ended January 31, 2013 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

The common stock to be issued to Deer Valley pursuant to the Investment Agreement will be purchased at a 27.5% discount from the volume weighted average trading price of our stock for the five (5) trading days before Deer Valley receives our notice of sale. Deer Valley has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Deer Valley sells the shares, the price of our common stock could decrease. If our stock price decreases, Deer Valley may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Our stockholders’ ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the investment agreement with Deer Valley

Effective January 19, 2012, we entered into a $10,000,000 Investment Agreement with Deer Valley. Pursuant to the Investment Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Deer Valley at a price equal to a 27.5% discount from the weighted average trading price of our stock for the five (5) trading days before Deer Valley receives our notice of sale. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, our stockholders’ ownership interest may be diluted.

We registered an aggregate of 185,000,000 shares of common stock to be issued under the investment agreement with Deer Valley. The sale of such shares could depress the market price of our common stock.

We registered an aggregate of 185,000,000 Shares of common stock under a registration statement for issuance pursuant to the Investment Agreement. Notwithstanding Deer Valley's ownership limitation, the 185,000,000 Shares would represent approximately 22.3% of our shares of common stock outstanding immediately after our exercise of the put right under the Investment Agreement. The sale of these Shares into the public market by Deer Valley could depress the market price of our common stock.

At an assumed purchase price under the Investment Agreement of $0.0107 (equal to 72.5% of the closing price of our common stock of $0.0148 on June 11, 2013), we will be able to receive up to $904,077 in gross proceeds, assuming the sale of the entire 185,000,000 shares registered hereunder pursuant to the Investment Agreement.

We may not have access to the full amount available under the investment agreement with Deer Valley.

Because our ability to draw down amounts under the Investment Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down all of the $10,000,000 available to us under the Investment Agreement.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the investment agreement, and as such, Deer Valley may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

Deer Valley has agreed, subject to certain exceptions listed in the Investment Agreement, to refrain from holding an amount of shares which would result in Deer Valley or its affiliates owning more than 4.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent Deer Valley from selling shares of common stock received in connection with a put, and then receiving additional shares of common stock in connection with a subsequent put. In this way, Deer Valley could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time.

Convertible Note with Northern Dynasty Minerals Ltd

We negotiated a deal with NDM-U-5 Resources to retire this note in exchange for certain non-critical mineral lands from the Big Chunk South block in November 2012. The Company and its subsidiary Big Chunk Corp. entered into an agreement in November of 2012 with Northern Dynasty Minerals Ltd. (“NDM”) that called for the transfer of title to certain mining property owned by Big Chunk Corp. to NDM’s subsidiary U5 Resources in exchange for cancellation by NDM of certain debt including the debt evidenced by the Convertible Notes. Pursuant to this agreement, the property was transferred to and accepted by U5 Resources. Due to the assertion of lien claims against the property by a third party, NDM contends that the promised cancellation of the debt did not occur or, in the alternative, that if the lien claims against the property were not resolved favorably to the Company NDM would be entitled to revive the debt. Based on the advice of outside legal counsel, the Company disagrees with NDM’s contention regarding the effect of the third party’s lien claims upon the cancelled debt. The Company is vigorously contesting the validity of the lien claims in the Alaska Superior Court, and expects to achieve a favorable resolution of the lien claims and confirmation that the debt to NDM has been cancelled.

MBGS, LLC has filed a civil action against certain of our mining claims.

A civil action is pending in the Alaska Superior Court in Anchorage, Alaska, that concerns title to some Alaska state mining claims owned by Big Chunk. In this action Big Chunk and Liberty Star are requesting a judicial determination that certain lien claim notices recorded by a party named MBGS, LLC, against the mining claims are void; and MBGS is seeking an order enforcing the lien claims. Liberty Star and Big Chunk recently filed a motion for summary judgment to invalidate the lien claims. As was anticipated, MBGS opposed this motion. The lien claims are based on a debt alleged by MBGS to be due from Liberty Star. The existence of this alleged debt is disputed. MBGS has not disclosed its contention as to the amount of the debt.

Risks associated with mining

All of our mineral properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource or reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any ore bod,, we will not be able to develop our properties.

We have not established that our mineral properties contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, we will not be able to develop our properties.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. This is by definition an ore body.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter or processing facilities, power, and water, roads and a point for shipping, available workforce, government regulation, proximity to markets and consumers, and market prices. Most of these factors will be enumerated, would be beyond our control, but in the case of our Hay Mountain mineral target all infratructure enumerate above are present. The only thing missing is definition of ore reserves at the Hay Mountain mineral target.

Mineral operations are subject to applicable law and government regulation. Even if we discover ore grade mineralization , these laws and regulations could restrict or prohibit the exploitation of that mineral resource.,

Both mineral exploration and extraction require permits from various federal, state, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits or bonds required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. There can be no assurance that we can comply with all material laws and regulations that apply to our activities. Current laws and regulations could be amended and we might not be able to comply with them. Further, there can be no assurance that we will be able to obtain or maintain all permits or bonds necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Exploration activities are subject to comprehensive regulation and permitting which may cause substantial delays or require capital outlays in excess of those anticipated.

Exploration activities are subject to federal, state and local laws, regulations and policies, including laws regulating permitting, bonding, and the removal of natural resources from the ground and the discharge of materials into the environment. Exploration activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment and other operational activities.

Environmental and other legal standards imposed by federal, state or local authorities may be changed and any such changes may prevent us from conducting planned activities or may increase our costs of doing so.

Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing a material adverse effect on us. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which could materially alter and negatively affect our ability to carry on our business.

If we establish the existence of an ore body we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the ore body.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of ore minerals.. The price of one or more of those commodities has fluctuated wildly in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will be successful in acquiring additional mineral claims or selling all of the products that we produce. If we cannot acquire properties to explore for mineral resources, or successfully sell our mineral products, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources.

Our competition includes large established mining companies with substantial capabilities and with greater financial resources than us. As a result of this competition, we may have to compete for financing and may be unable to acquire financing on terms we consider acceptable.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our properties.

Our exploration program outlines a budget for completion of the program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays due to weather or other factors experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found.

We have only commenced the initial stage of exploration of our mineral property at Hay Mountain which we are emphasing this year. Phase 1 geochemical and geophysical exploration has been completed or will be completed in the next several weeks. We thus have a way to evaluate our Hay Mountain mineral land and believe that a substantial mineral body of porphyry copper style is giving rise to the geochemical and geophysical anomalies. Total evaluation can only be done by drilling which will take place in Phases 2, 3 et. The search for valuable minerals as a business is extremely risky. We may not find ore in our mineral property. The expenditures to be made by us on our exploration program may not result in the discovery of ore. The likelihood of success is continually considered by Liberty Star in light of the challenges expenses, potential difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we have undertaken. Challenges such as unusual or unexpected geologic formations and other conditions are involved in mineral exploration and may result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent challenges involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

We currently have no insurance against such challenges nor do we expect to get such insurance for the foreseeable future.

Risks Associated with Our Common Stock

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay cash dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. Because we do not intend to declare cash dividends, any gain on an investment in our company will need to come through an increase in the stock’s price.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Risks Relating to the Early Stage of our Company

We are at a very early stage and our success is subject to the substantial risks inherent in the establishment of a business venture.

Any future success that we might enjoy will depend upon many factors, many of which are beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have no commercial operations. None of our projects have proven or provable reserves, are built, or are in production. We have not sold any mineral products commercially and do not have any definitive agreements to do so. We expect to suffer continued operating losses and we may not be able to achieve profitability.

We expect to continue to incur significant discovery and development expenses in the foreseeable future related to exploration and the completion of feasibility, development and commercialization of our projects. As a result, we will be sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2013, one investor exercised 3,033,618 of the May 2007 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 2,500,000 shares of common stock and cancelled 633,618 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change to Authorized Capital(3)
3.4	Articles of Merger(3)
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty(4)
10.2	Form of Investment Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd(5)
10.3	Form of Registration Rights Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd(5)
10.4	Form of Subscription Agreement(6)
10.5	Form of Stock Option Agreement(7)
10.6	Form of Warrant Certificate(8)
10.7	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd.(9)
14.1	Code of Ethics(3)
21.1	Subsidiaries: Big Chunk Corp
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 19, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 13, 2011.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 30, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2012.

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

Date: June 14, 2013