Form 10-Q
period 2013-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2013-09-13
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 824,342,106 as of September 6, 2013.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	January 31,
	2013	2013

Assets

Current:
Cash and cash equivalents	$194,906	$117,716
Stock subscription receivable	25,000	-
Prepaid expenses and supplies	6,592	8,662
Total current assets	226,498	126,378

Property and equipment, net	66,164	81,200
Total assets	$292,662	$207,578

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$5,336	$5,089
Convertible promissory note	3,730,174	3,730,174
Accounts payable and accrued liabilities	229,095	151,480
Accrued wages to related parties	312,492	276,992
Accrued interest	1,210,695	972,617
Warrant liability	34,334	15,112
Total current liabilities	5,522,126	5,151,464

Long-term debt, net of current portion	9,573	12,305

Total liabilities	5,531,699	5,163,769

Stockholders' deficit
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 823,918,971 and 644,631,457 shares issued and outstanding	8,240	7,408
Additional paid-in capital	48,656,488	47,912,449
Deficit accumulated during the exploration stage	(53,903,765)	(52,876,048)
Total stockholders' deficit	(5,239,037)	(4,956,191)

Total liabilities and shareholders' deficit	$292,662	$207,578

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGECOMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		Period from Inception
	July 31,		July 31,		(August 20, 2001)
	2013	2012	2013	2012	to July 31, 2013)
Revenues	$-	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	165,968	220,713	184,536	311,835	15,550,077
Salaries and benefits	80,518	90,832	161,131	180,679	4,429,646
Public relations	85,813	3,489	112,653	10,622	967,863
Depreciation	8,247	11,065	16,454	23,353	937,594
Legal	49,345	15,445	88,106	29,487	1,055,436
Professional services	24,524	47,338	40,053	67,850	1,416,181
General and administrative	72,323	50,994	146,568	118,750	2,549,880
Travel	12,578	16,981	17,704	19,308	291,340
Settlement expense	-	-	-	-	13,241,020
Loss on sale of assets	-	-	-	12,119	54,572
Impairment loss	-	-	-	-	16,092,870
Net operating expenses	499,316	456,857	767,205	774,003	56,586,479
Loss from operations	(499,316)	(456,857)	(767,205)	(774,003)	(56,586,479)

Other income (expense):
Interest income	7	50	8	115	198,766
Interest expense	(124,859)	(111,974)	(241,298)	(218,324)	(6,616,454)
Debt conversion expense	-	-	-	-	(103,437)
Gain (loss) on change in fair value of warrant liability	(16,669)	(22,828)	(19,222)	(15,242)	(3,654,420)
Other income	-	-	-	-	1,350,390
Income from Elle Venture	-	-	-	-	300,000
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt to related party	-	-	-	-	7,366
Total other income (expense)	(141,521)	(134,752)	(260,512)	(233,451)	(8,517,284)
Net loss	(640,837)	(591,609)	(1,027,717)	(1,007,454)	(65,103,763)

Basic and diluted net loss per share of common stock	(0.00)	(0.00)	(0.00)	(0.00)	N/A
Basic and diluted weighted average number of shares of common stock outstanding	796,770,075	650,995,705	776,989,500	646,626,752	N/A

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGECOMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from Inception
	Six Months Ended July 31,		(August 20, 2001)
	2013	2012	to July 31, 2013

Cash flows from operating activities:
Net loss	$(1,027,717)	$(1,007,454)	$(65,103,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,454	23,353	937,594
Amortization of deferred financing charges	-	-	542,716
Amortization of discount on convertible promissory notes	-	-	3,632,995
Mineral claim costs	-	-	343,085
Impairment loss	-	-	16,092,870
Expenses capitalized to debt	-	-	730,174
(Gain) loss on sale of fixed assets	-	12,119	54,572
(Gain) loss on change in fair value of warrant liability	19,222	15,242	3,654,420
Share based compensation	47,828	25,999	4,585,757
Share and warrant based payments	-	-	13,795,973
Common shares issued for third party services	-	-	91,140
Non-cash other income from sale of mineral claims	-	-	(1,000,000)
Interest paid through issuance of debt	-	-	282,569
Changes in assets and liabilities:
Prepaid expenses and supplies	2,070	1,508	35,855
Other current assets	-	-	(7,875)
Other assets	-	3,000	(25,000)
Certificate of deposit	-	-	(11,435)
Accounts payable and accrued expenses	77,615	95,056	223,078
Accrued wages related parties	35,500	38,250	312,492
Accrued interest	238,078	216,733	1,618,896
Cash flows from operating activities:	(590,950)	(576,194)	(19,213,887)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-	-	407,327
Proceeds from redemption of certificate of deposit	-	-	216,232
Purchase of certificate of deposit	-	-	(204,797)
Purchase of equipment	(1,418)	-	(1,186,111)
Net cash used in investing activities	(1,418)	-	(767,349)

Cash flows from financing activities:
Principal activity on long-term debt	(2,485)	(2,260)	(507,431)
Principal activity on capital lease obligation	-	-	(39,298)
Principal activity on convertible promissory notes	-	-	(286,227)
Proceeds from the issuance of common stock, net of expenses	672,043	632,884	15,037,802
Proceeds from the sale of convertible promissory notes	-	-	5,772,371
Proceeds from the long-term debt	-	-	198,925
Net cash provided by financing activities	669,558	630,624	20,176,142

Increase (decrease) in cash	77,190	54,430	194,906
Cash, beginning of period	117,716	155,869	-
Cash, end of period	$194,906	$210,299	$194,906

Income tax paid	$-	$-	$-
Interest paid during the period	$777	$1,077	$208,862

Non- Cash Investing and Financing Activities:
Stock subscription receivable	$25,000

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2013 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2013 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In February, 2013, we issued 1,526,718 units to one investor in exchange for gross proceeds of $20,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0183 until February 15, 2016.

In April, 2013, one investor exercised 3,033,618 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 2,500,000 shares of common stock and cancelled 533,618 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received.

In May, June and July, 2013, we issued 31,270,958 shares for gross proceeds of $255,000 related to the investment agreement with Deer Valley Management, LLC. As of July 31, 2013, we had not yet received payment for one transaction valued at $25,000. Subsequent to July 31, 2013, we received $5,000 for this transaction and expect to receive the remaining $20,000 over a period of several months. In August 2013, we decided to terminate the investment agreement with Deer Valley Management, LLC due to their violation of the payment terms pursuant to the investment agreement. No further shares issuances to Deer Valley Management, LLC are expected to occur.

In May, June and July, 2013, we sold 18,001,184 units to five investors for gross proceeds of $182,043. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. The share purchase warrants entitle the investors to purchase one additional common share of our company at prices ranging between of $0.0116 and $0.0173 until July 30, 2016.

In June, 2013, one investor exercised 4,263,989 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 3,587,165 shares of common stock and cancelled 678,824 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received.

During the six months ended July 31, 2013 there were no stock options granted. At July 31, 2013 there were 903,500 non-qualified stock options outstanding with a weighted average exercise price of $ $1.429 per option; of those options 872,250 are exercisable. At July 31, 2013 there were 90,635,375 incentive stock options outstanding with a weighted average exercise price of $ $0.047 per option; of those options 88,072,875 are exercisable with a weighted average exercise price of $0.048.

During the three and six months ended July 31, 2013 we recognized $12,843 and $47,828, respectively, of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of July 31, 2013, there were 110,641,700 whole share purchase warrants outstanding and 110,610,450 exercisable. The warrants have a weighted average remaining life of 1.30 years and a weighted average exercise price of $$0.052 per whole warrant for one common share. Whole share purchase warrants outstanding at July 31, 2013 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2013	94,963,129	$0.058
Issued	22,976,178	0.015
Exercised	(7,297,607)	0.002

Outstanding, July 31, 2013	110,641,700	$0.052
Exercisable, July 31, 2013	110,610,450	$0.052

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the three and six months ended July 31, 2013:

Paid or accrued rent of $1,566 and $3,132 for the three and six months ended July 31, 2013. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

At July 31, 2013 we had a balance of accrued unpaid wages of $296,867 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

For the three and six months ending July 31, 2013, we recognized compensation expense of $12,843 and $25,686, respectively, for stock options granted to officers and board members.

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

We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At July 31, 2013 and January 31, 2013 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. We used the following assumptions to estimate the fair value of the warrant liability at July 31, 2013 and January 31, 2013:

	Expected	Expected dividend	Expected	Risk-free interest
Description	volatility	yield	term	rate
W arrant liability at July 31, 2013	131.40%	0%	3.01 years	1.00%
W arrant liability at January 31, 2013	99.80%	0%	3.59 years	0.65%

Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	July 31, 2013	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$34,364	-	- $	34,364

Fair value measurements using
unobservable inputs (Level 3):
Description	Warrant liability
Balance, January 31, 2013	$15,112
Total (gains) or losses	19,222
Purchases, issuances and	-
Transfers in or out of Level	-
Balance, July 31, 2013	$34,334

NOTE 6 – Subsequent events

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum.

In August, 2013, we sold 423,135 units to one investor for gross proceeds of $7,938. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0263 until August 2, 2016.

In September, 2013, we sold 2,157,497 units to one investor for gross proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0324 until September 5, 2016.

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

Tombstone Super Project (“Tombstone”)(formerly referred to as Tombstone Porphyry Precious Metals Project): Tombstone is located in Cochise County, Arizona. We plan to ascertain whether the land holding at the Hay Mountain Project within the Tombstone Super Project area possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals. While exploring for the aforesaid metals, we found a very large porphyry copper style geochemical anomaly containing those metals. We also found a very spatially large anomaly of Rare Earth Elements (REE’s). This anomaly covers approximately seven to nine square miles. It is still under evaluation but at this time, its symmetry, draped around the east end of the porphyry anomaly, suggests they are related at least in space, and possibly genetically. Study is ongoing. Prior to this discovery there were no significant nor potentially minable anomalies of REEs, in Arizona. Because we have not drilled, we have not identified any ore reserves to date.

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

Agreement with Northern Dynasty Minerals Ltd

On July 15, 2010, we issued a secured convertible promissory note (the "2010 Convertible Note") to Northern Dynasty Minerals Ltd ("Northern Dynasty"). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the "Loan"). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011, the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the "2011 Convertible Note" and together with the 2010 Convertible Note, the "Convertible Notes") in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. The principal balance of the Convertible Notes at July 31, 2013 was $3,730,174 with accrued interest on the Convertible Notes at July 31, 2013 at $1,210,695.

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

To date, no joint venture agreement has been agreed upon. Northern Dynasty has demanded payment of the funds due under the Convertible Notes. On November 14, 2012 the Parties (NDM-U-5 Resources) and Liberty Star negotiated a settlement where in Liberty Star transferred a certain number of non-critical mineral lands to NDM-U-5 Resources in satisfaction of the debt.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,088,222 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, since a third party filed liens against the claims and there is a dispute with Northern Dynasty regarding the effect of the liens, we have not recorded the settlement transaction as of July 31, 2013, pending resolution of the lien claims. We believe we have completed the settlement with Northern Dynasty, but Northern Dynasty takes the position that the settlement is not complete while the lien claims are outstanding. We are vigorously disputing the lien claims and working to have them vacated.

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

In August 2013, we decided to terminate the Deer Valley Agreement due to their violation of the payment terms pursuant to the agreement. No further shares issuances to Deer Valley Management, LLC are expected to occur.

Results of Operations

Material Changes in Financial Condition for the Six Month Period Ended July 31, 2013

We had cash and cash equivalents in the amount of $194,906 as of July 31, 2013 compared to $117,716 as of January 31, 2013. We had negative working capital of $5,295,628 as of July 31, 2013 compared to $(5,025,086) as of January 31, 2013. We received $669,558 net cash inflows from financing activities during the six months ended July 31, 2013 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical soil, rock chip and vegetation sampling. We purchased $1,418 in new equipment during the six months ended July 31, 2013. We have been raising capital from selling equity by way of private placements. We intend to continue to raise capital from such sources. In addition, we previously entered into the Investment Agreement with Deer Valley whereby we were permitted, but not required, to issue and sell up to the number of shares of our common stock having an aggregate purchase price of $10,000,000 to Deer Valley. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and finally, we eventually hope to obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Six Month Periods Ended July 31, 2013 and July 31, 2012

We had a net loss of $640,837 and $1,027,717 for the three and six months ended July 31, 2013, respectively, compared to a net loss of $591,609 and $1,007,454 for the three and six months ended July 31, 2012, respectively. During the three and six months ended July 31, 2013 we incurred a decrease of approximately $54,745 and $127,299, respectively, in geological and geophysical costs compared to the three and six months ended July 31, 2012 due to reduced geochemical sampling and mapping being performed on our Hay Mountain project. We incurred an increase in legal expense of approximately $33,900 and $58,619 during the three and six months ended July 31, 2013, respectively, as compared to the three and six months ended July 31, 2012, due to the costs associated with defending a lien claim by a former associate. We incurred an increase in interest expense of approximately $12,885 and $22,974 during the three and six months ended July 31, 2013, respectively, as compared to the three and six months ended July, 31, 2012 due to the compounding effect this year compared to last year. We incurred an increase in investor relation expenses of approximately $82,324 and $102,031 during the three and six months ended July 31, 2013, respectively, as compared to the three and six months ended July 31, 2012 due to our efforts to increase market awareness and search for additional funding sources.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the three and six months ended July 31, 2013. Our total stockholders’ deficit at July 31, 2013 was $5,239,037.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2013, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2013 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2013, one investor exercised 4,263,989 of the May 2007 common stock purchase warrants using the cashless exercise provision. The cashless exercise provision allows the investor, if the fair market value of one share of common stock is greater than the exercise price, to elect to receive shares equal to the value of the warrant less a portion of the warrant that is cancelled using a specific formula. We issued 3,587,165 shares of common stock and cancelled 676,824 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Change to Authorized Capital (3)
3.4	Articles of Merger (3)
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (4)
10.2	Form of Investment Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd (5)
10.3	Form of Registration Rights Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd (5)
10.4	Form of Subscription Agreement (6)
10.5	Form of Stock Option Agreement (7)
10.6	Form of Warrant Certificate (8)
10.7	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (9)
14.1	Code of Ethics (3)
21.1	Subsidiaries: Big Chunk Corp
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 19, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 13, 2011.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 30, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2012.

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

Date: September ____, 2013