Form 10-Q/A
period 2013-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2013-09-16
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are refilling this 10-Q in its entirety because the signature dates were not included in the original filing.

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

Date: September 13, 2013