Form 10-Q
period 2013-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2013-12-23
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Yes [    ]                                                 No [ X ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 829,011,231 as of December 09, 2013.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	January 31,
	2013	2013
Assets

Current:
Cash and cash equivalents	$90,996	$117,716
Prepaid expenses and supplies	12,128	8,662
Total current assets	103,124	126,378

Property and equipment, net	57,904	81,200
Total assets	$161,028	$207,578

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$155,464	$5,089
Convertible promissory note	3,730,174	3,730,174
Accounts payable and accrued liabilities	273,541	151,480
Accrued wages to related parties	331,992	276,992
Accrued interest	1,336,281	972,617
Warrant liability	45,840	15,112
Total current liabilities	5,873,292	5,151,464

Long-term debt, net of current portion	8,158	12,305

Total liabilities	5,881,450	5,163,769

Stockholders' deficit
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 829,011,231 and 644,631,457 shares issued and outstanding	8,290	7,408
Additional paid-in capital	48,945,478	47,912,449
Deficit accumulated during the exploration stage	(54,674,190)	(52,876,048)
Total stockholders' deficit	(5,720,422)	(4,956,191)

Total liabilities and shareholders' deficit	$161,028	$207,578

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		Period from Inception
	October 31,		October 31,		(August 20, 2001)
	2013	2012	2013	2012	to October 31, 2013)
Revenues	$-	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	214,667	621,857	399,203	933,692	15,764,743
Salaries and benefits	236,356	86,257	397,487	266,936	4,666,002
Public relations	80,488	64,631	193,141	75,253	1,048,352
Depreciation	8,260	10,259	24,714	33,612	945,854
Legal	43,143	17,810	131,248	47,297	1,098,579
Professional services	(2,910)	22,140	37,143	89,990	1,413,271
General and administrative	47,590	81,222	194,158	199,972	2,597,471
Travel	4,942	5,383	22,646	24,691	296,282
Settlement expense	-	-	-	-	13,241,020
Loss on sale of assets	-	-	-	12,119	54,572
Impairment loss	-	-	-	-	16,092,870
Net operating expenses	632,536	909,559	1,399,740	1,683,562	57,219,016
Loss from operations	(632,536)	(909,559)	(1,399,740)	(1,683,562)	(57,219,016)

Other income (expense):
Interest income	4	13	12	128	198,770
Interest expense	(126,388)	(114,999)	(367,686)	(333,323)	(6,742,842)
Debt conversion expense	-	-	-	-	(103,437)
Gain (loss) on change in fair value of warrant liability	(11,506)	21,650	(30,728)	6,408	(3,665,926)
Other income	-	-	-	-	1,350,390
Income from Elle Venture	-	-	-	-	300,000
Foreign exchange gain	-	-	-	-	505
Gain on settlement of debt to related party	-	-	-	-	7,366
Total other income (expense)	(137,890)	(93,336)	(398,402)	(326,787)	(8,655,174)
Net loss	(770,426)	(1,002,895)	(1,798,142)	(2,010,349)	(65,874,190)

Basic and diluted net loss per share of common stock	(0.00)	(0.00)	(0.00)	(0.00)	N/A
Basic and diluted weighted average number of shares of common stock outstanding	828,103,194	697,892,432	794,214,628	663,840,046	N/A

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from Inception
	Nine Months Ended October 31,		(August 20, 2001)
	2013	2012	to October 31, 2013

Cash flows from operating activities:
Net loss	$(1,798,142)	$(2,010,349)	$(65,874,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,714	33,612	945,854
Amortization of deferred financing charges	-	-	542,716
Amortization of discount on convertible promissory notes	-	-	3,632,995
Mineral claim costs	-	-	343,085
Impairment loss	-	-	16,092,870
Expenses capitalized to debt	-	-	730,174
(Gain) loss on sale of fixed assets	-	12,119	54,572
(Gain) loss on change in fair value of warrant liability	30,728	(6,408)	3,665,926
Share based compensation	281,868	38,998	4,819,797
Share and warrant based payments	-	-	13,795,973
Common shares issued for third party services	-	-	91,140
Non-cash other income from sale of mineral claims	-	-	(1,000,000)
Interest paid through issuance of debt	-	-	282,569
Changes in assets and liabilities:
Prepaid expenses and supplies	(3,466)	(219)	30,319
Other current assets	-	-	(7,875)
Other assets	-	3,000	(25,000)
Certificate of deposit	-	-	(11,435)
Accounts payable and accrued expenses	122,061	179,716	267,526
Accrued wages related parties	55,000	54,250	331,992
Accrued interest	363,664	330,449	1,744,482
Cash flows from operating activities:	(923,573)	(1,364,832)	(19,546,510)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-	-	407,327
Proceeds from redemption of certificate of deposit	-	-	216,232
Purchase of certificate of deposit	-	-	(204,797)
Purchase of equipment	(1,418)	(5,419)	(1,186,111)
Net cash used in investing activities	(1,418)	(5,419)	(767,349)

Cash flows from financing activities:
Payments on long-term debt	(3,772)	(3,431)	(508,718)
Principal activity on capital lease obligation	-	-	(39,298)
Principal activity on convertible promissory notes	-	-	(286,227)
Proceeds from the issuance of common stock, net of expenses	752,043	1,312,884	15,117,802
Proceeds from the sale of convertible promissory notes	-	-	5,772,371
Proceeds from long-term debt	150,000	-	348,925
Net cash provided by financing activities	898,271	1,309,453	20,404,855

Increase (decrease) in cash	(26,720)	(60,798)	90,996
Cash, beginning of period	117,716	155,869	-
Cash, end of period	$90,996	$95,071	$90,996

Income tax paid	$-	$-	$-
Interest paid during the period	$1,120	$2,889	$209,982

Non- Cash Investing and Financing Activities:
Exercise of Common Stock purchase warrants	$25		$25

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2013 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2013 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In May, June and July, 2013, we issued 31,270,958 shares for gross proceeds of $255,000 related to the investment agreement with Deer Valley Management, LLC. As of July 31, 2013, we had not yet received payment for one transaction valued at $25,000. As of October 31, 2013, we received the final payment for this transaction, plus $5,000 from Deer Valley Management, LLC for the inconvenience of paying late. In August 2013, we decided to terminate the investment agreement with Deer Valley Management, LLC due to their violation of the payment terms pursuant to the investment agreement. No further shares issuances to Deer Valley Management, LLC are expected to occur.

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

In August and September, 2013, we issued 2,934,763 shares to two individuals in exchange for services valued at $61,938.

In September, 2013, we sold 2,157,497 units to one investor for gross proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0324 until September 5, 2016.

On October 30, 2013, the Company entered into an investment agreement in which with KVM Capital Partners LLC, a New York limited liability company (“KVM”). Pursuant to the agreement, KVM has agreed to purchase up to $8,000,000 of our common stock over a period of up to thirty-six (36) months. The purchase price per share to be paid by KVM shall be calculated at a twenty percent (20%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately prior to the receipt by KVM of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the KVM Investment Agreement. In connection with the KVM Investment Agreement, we also entered into a registration rights agreement with KVM, pursuant to which we are obligated to file a registration statement with the SEC covering 244,500,000 shares of our common stock underlying the KVM Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement. On November 6, 2013, we filed form S-1 related to the KVM investment agreement. As of October 31, 2013, no shares were purchased by the investor.

During the nine months ended October 31, 2013 there were 7,423,624 stock options granted at an exercise price of $0.03 per share, exercisable until September 5, 2023 with a fair value at grant date of $215,912. The options granted will be 100% vested for directors and shall vest in 25% increments on a yearly basis over the next four years for employees. In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on our historical volatility. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Remaining stock option expense to be recognized in future periods related to the award is $48,840.

At October 31, 2013 there were 903,500 non-qualified stock options outstanding with a weighted average exercise price of $1.429 per option; of those options 872,250 are exercisable. At October 31, 2013 there were 92,558,151 incentive stock options outstanding with a weighted average exercise price of $0.045 per option; of those options 87,990,000 are exercisable with a weighted average exercise price of $0.046.

During the three and nine months ended October 31, 2013 we recognized $172,102 and $219,930, respectively, of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of October 31, 2013, there were 112,799,197 whole share purchase warrants outstanding and 112,767,947 exercisable. The warrants have a weighted average remaining life of 2.75 years and a weighted average exercise price of $0.052 per whole warrant for one common share.

Whole share purchase warrants outstanding at October 31, 2013 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2013	94,963,129	$0.058
Issued	25,133,675	0.016
Exercised	(7,297,607)	0.002

Outstanding, October 31, 2013	112,799,197	$0.052
Exercisable, October 31, 2013	112,767,947	$0.052

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the three and nine months ended October 31, 2013:

Paid or accrued rent of $1,566 and $4,697 for the three and nine months ended October 31, 2013. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

At October 31, 2013 we had a balance of accrued unpaid wages of $316,367 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

For the nine months ending October 31, 2013, we recognized compensation expense of $165,405 for stock options granted to officers and board members.

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

We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At October 31, 2013 and January 31, 2013 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. We used the following assumptions to estimate the fair value of the warrant liability at October 31, 2013 and January 31, 2013:

	Expected	Expected dividend	Expected	Risk-free interest
Description	volatility	yield	term	rate
Warrant liability at October 31, 2013	208.00%	0%	2.75	0.57%
Warrant liability at January 31, 2013	99.80%	0%	3.59 years	0.65%

Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	October 31, 2013	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$45,840	-	-	$45,840

Fair value measurements using
unobservable inputs (Level 3):
Description	Warrant liability
Balance, January 31, 2013	$15,112
Total (gains) or losses	30,728
Purchases, issuances and	-
Transfers in or out of Level	-
Balance, October 31, 2013	$45,840

NOTE 6 – Debt

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

NOTE 7 – Changes in officers and directors

On August 28, 2013, Larry Liang, resigned as the president and a director of our company. On the same date, we appointed James Briscoe as president of our company until a replacement is named.

NOTE 8 – Subsequent events

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The Note is payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day following the closing date, convert the principal amount or any portion of such principal amount of the Note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion.

On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note.

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

Big Chunk Super Project (“Big Chunk”): Located in the Iliamna region of Southwestern Alaska, we plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium rhenium and zinc. We have maintained our existing mining claims by declaring sufficient work on them to cover assessment work on them for the Assessment Year starting at noon September 1, 2012 and ending at noon September 1, 2013.  Rental fees on these claims payable to State of Alaska remain due on the last day of November 2013. We have not identified any ore reserves to date.

Tombstone Super Project (“Tombstone”) (formerly referred to as Tombstone Porphyry Precious Metals Project): Tombstone is located in Cochise County, Arizona. We plan to ascertain whether the land holding at the Hay Mountain Project within the Tombstone Super Project area possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals. While exploring for the aforesaid metals, we found a very large porphyry copper style geochemical anomaly containing those metals in a classic porphyry copper zoning pattern. We also found a very spatially large anomaly of Rare Earth Elements (REE’s). This anomaly covers approximately seven to nine square miles. It is still under evaluation but at this time, its symmetry, draped around the east end of the porphyry copper anomaly, suggests they are related genetically as a distant (distal) halo of metals including REEs around the porphyry copper center.  In the fall of 2013 an occurrence of REEs in the nearby (15 miles) Bisbee porphyry copper deposit, which the Company is using as a model for the Hay Mountain porphyry, was revealed in a report by the Head of the US Geological Survey, Minerals Division.  He proposed that REE’s may be common in porphyry copper systems and a possible source of REE production, thus corroborating our discovery of the substantial distal zone of REE’s related to Hay Mountain., Study is ongoing. Prior to this discovery there were no significant or potentially minable anomalies of REEs, in Arizona. Our close spaced grid lines of electromagnetic and magnetic survey (ZTEM) over and around the Hay Mountain area was completed.  Preliminary results and their interpretation suggest there are ten targets representing porphyry copper like resistivity and magnetic features and may represent skarn like bodies.  These resistivity and magnetic features suggest potential for near surface enriched material as well as skarn bodies which go to significant depths.  These features are similar to such bodies identified by ZTEM surveys in other porphyry copper terrains elsewhere in the world.  These surveys now complete technical studies the Company felt necessary to pinpoint drilling targets.  The next step is to drill, using diamond core drills to test the targets.  This will be done as soon as final permitting is complete and funding is available.  Because we have not drilled, we have not identified any ore reserves to date.

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

Agreement with Northern Dynasty Minerals Ltd

On July 15, 2010, we issued a secured convertible promissory note (the "2010 Convertible Note") to Northern Dynasty Minerals Ltd ("Northern Dynasty"). The original advanced amount is $4,000,000 and bears interest at a rate of 10% per annum compounded monthly (the "Loan"). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011, the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the "2011 Convertible Note" and together with the 2010 Convertible Note, the "Convertible Notes") in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. The principal balance of the Convertible Notes at October 31, 2013 was $3,730,174 with accrued interest on the Convertible Notes at October 31, 2013 at $1,336,281. As part of the transactions noted above, we entered into a letter agreement with Northern Dynasty whereby, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty can earn a 60% interest in our Big Chunk project in Alaska (the "Joint Venture Claims") by spending $10,000,000 on those properties over six years. Details of this agreement may be found in Liberty Star news releases and in the public record.

To date, no joint venture agreement has been agreed upon. Northern Dynasty demanded payment of the funds due under the Convertible Notes. On November 14, 2012 the Parties (NDM-U-5 Resources) and Liberty Star negotiated a settlement where in Liberty Star transferred a certain number of non-critical mineral lands to NDM-U-5 Resources in satisfaction of the debt.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,088,222 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, since a third party filed liens against the claims and there is a dispute with Northern Dynasty regarding the effect of the liens, we have not recorded the settlement transaction as of October 31, 2013, pending resolution of the lien claims. Northern Dynasty takes the position that the settlement is not complete while the lien claims are outstanding. We are vigorously disputing the lien claims and working to have them vacated.

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

Changes in Officers and Directors

On August 28, 2013, Larry Liang, resigned as the president and a director of our company. On the same date, we appointed James Briscoe as president of our company until a replacement is named.

Results of Operations

Material Changes in Financial Condition for the Nine Month Period Ended October 31, 2013

We had cash and cash equivalents in the amount of $90,996 as of October 31, 2013 compared to $117,716 as of January 31, 2013. We had negative working capital of $5,770,168 as of October 31, 2013 compared to $(5,025,086) as of January 31, 2013. We received $898,271 net cash inflows from financing activities during the nine months ended October 31, 2013 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical soil, rock chip and vegetation sampling. We purchased $1,418 in new equipment during the nine months ended October 31, 2013. We have been raising capital from selling equity by way of private placements. We intend to continue to raise capital from such sources. In addition, we previously entered into the Investment Agreement with Deer Valley whereby we were permitted, but not required, to issue and sell up to the number of shares of our common stock having an aggregate purchase price of $10,000,000 to Deer Valley. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and finally, we eventually hope to obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Nine Month Periods Ended October 31, 2013 and October 31, 2012

We had a net loss of $770,426 and $1,798,142 for the three and nine months ended October 31, 2013, respectively, compared to a net loss of $1,002,895 and $2,010,349 for the three and nine months ended October 31, 2012, respectively. During the three and nine months ended October 31, 2013 we incurred a decrease of approximately $407,190 and $534,489, respectively, in geological and geophysical costs compared to the three and nine months ended October 31, 2012 due to reduced geochemical sampling and mapping being performed on our Hay Mountain project. We incurred an increase in legal expense of approximately $25,333 and $83,951 during the three and nine months ended October 31, 2013, respectively, as compared to the three and nine months ended October 31, 2012, due to the costs associated with defending a lien claim by a former associate. We incurred an increase in interest expense of approximately $11,389 and $34,363 during the three and nine months ended October 31, 2013, respectively, as compared to the three and nine months ended October, 31, 2012 due to the compounding effect this year compared to last year. We incurred an increase in investor relation expenses of approximately $54,332 and $53,590 during the three and nine months ended October 31, 2013, respectively, as compared to the three and nine months ended October 31, 2012 due to our efforts to increase market awareness and search for additional funding sources.

Liquidity and Capital Resources

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note.

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The Note is payable in full on November 18, 2014 and bears no interest except in an event of default.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the three and nine months ended October 31, 2013. Our total stockholders’ deficit at October 31, 2013 was $5,720,422.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2013, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2013 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A civil action is pending in the Alaska Superior Court in Anchorage, Alaska, that concerns title to some Alaska state mining claims owned by Big Chunk Corp., a subsidiary of Liberty Star. In this action Big Chunk and Liberty Star are requesting a judicial determination that certain lien claim notices recorded by a party named MBGS, LLC, against the mining claims are void; and MBGS is seeking an order enforcing the lien claims. The Company is also seeking a judicial determination that it does not owe any money to the lien claimant and that the lien claimant and certain affiliated persons  are liable to pay the Company money damages on several claims. This is the only legal proceeding involving the company or its property.

Item 1A. RISK FACTORS

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Effective September 5, 2013, we agreed to grant stock options pursuant to our 2010 Stock Option Plan to certain directors and employees for the option to purchase an aggregate of 9,375,000 shares of our common stock at an exercise price of $0.03 per share, exercisable until September 5, 2013. The options granted will be 100% vested for directors and shall vest in 25% increments on a yearly basis over the next four years for employees. 1,457,027 of these options are reserved for future issuance when room becomes available under our 2010 Stock Option Plan.

In September, 2013, we sold 2,157,497 units to one investor for gross proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0324 until September 5, 2016.

On October 30, 2013, the Company entered into an investment agreement in which with KVM Capital Partners LLC, a New York limited liability company (“KVM”). Pursuant to the agreement, KVM has agreed to purchase up to $8,000,000 of our common stock over a period of up to thirty-six (36) months. The purchase price per share to be paid by KVM shall be calculated at a twenty percent (20%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately prior to the receipt by KVM of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the KVM Investment Agreement. In connection with the KVM Investment Agreement, we also entered into a registration rights agreement with KVM, pursuant to which we are obligated to file a registration statement with the SEC covering 244,500,000 shares of our common stock underlying the KVM Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement. On November 6, 2013, we filed form S-1 related to the KVM investment agreement. As of October 31, 2013, no shares were purchased by the investor.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Change to Authorized Capital (3)
3.4	Articles of Merger (3)
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (4)
10.2	Form of Stock Option Agreement (7)
10.3	Form of Warrant Certificate (8)
10.4	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (9)
14.1	Code of Ethics (3)
21.1	Subsidiaries: Big Chunk Corp
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 30, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2012.

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

Date: December 20, 2013