Form 10-K
period 2014-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2014-05-16
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission file number 000-50071

LIBERTY STAR URANIUM & METALS CORP.
(Exact name of registrant as specified in its charter)

Nevada	90-0175540
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

823,918,971 shares of Common Stock @ $0.0186 (1)= $15,324,891

(1) Adjusted for retroactive effect of 1 for 4 reverse stock split on September 1, 2009. Closing price on July 31, 2013 was $0.0186.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

866,445,497 shares of Common Stock issued and outstanding as of May 14, 2014.

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

We are required to perform annual assessment work in order to maintain the Big Chunk Alaska State mining claims. If annual assessment work is not performed we must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per 1/4 section (160 acre) claim or $100 per 1/16 section (40 acre) claim extends the claims for a one year period. Assessment work performed in excess of the required amount may be carried forward for up to 4 years to reduce future obligations for assessment work. We estimate that the required annual assessments to maintain the claims will be approximately $19,200.

The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $280 per mineral claim and escalate with the age of the mining claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. The rentals of $30,640 to extend the Big Chunk claims through September 1, 2014 were paid in November 2013. The estimated state rentals due for the Big Chunk claims by November 30, 2014 for the period from September 1, 2014 through September 1, 2015 are $30,640. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

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

We are required to pay annual rentals to maintain our North Pipes Federal lode mining claims in good standing. The rental period begins at 12:01 PM on September 1st through the following September 1st at 12:00 and rental payments are due by the first day of the rental period starting at 12:01 PM. The annual rental is $140 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The rentals of $54,600 for the period from September 1, 2013 to September 1, 2014 have been paid. The annual rentals due by September 1, 2014 of $54,600 are required to maintain the North Pipes claims for the period from September 1, 2014 through September 1, 2015. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. The rentals fees of $3,640 for the period from September 1, 2013 to September 1, 2014 have been paid. The annual rentals due by September 1, 2014 of $3,640 are required to maintain the East Silver Bell claims are for the period from September 1, 2014 through September 1, 2015. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for our Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. Additional fees of $45 per claim are due in the first year of filing a Federal lode mining claim along with the first year’s rent. The rentals and initial filing fees for the period from September 1, 2013 to September 1, 2014 have been paid. The annual rentals due by September 1, 2014 of $ $13,860 are required to maintain the Tombstone claims for the period from September 1, 2014 through September 1, 2015. There is no requirement for annual assessment or exploration work on the Federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the Federal lode mining claims. Beginning September 1, 2011 at 12:01 PM, Liberty Star started and subsequently completed staking 9 Federal lode mining claims along the east edge of old patented mining claims in the main producing part of the old Tombstone mining area. These new claims are adjacent to the south end of the Walnut Creek TS claim block and are also named the TS claims. These claims occupy fractional land areas open to location by federal lode claim

We are required to pay annual rentals for our Arizona State Land Department (“ASLD”) Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain Project in the State of Arizona. A mineral exploration permit is permission from ASLD to prospect and explore for minerals on State Trust land. Exploration is any activity conducted for the purpose of determining the existence of a valuable mineral deposit, such as: geologic mapping, drilling, geochemical sampling, and geophysical surveys. Prior to exploration, the Plan of Operations must be approved by ASLD. The permitting process for an exploration permit takes a minimum of sixty (60) days. If the application is approved, the initial rent is $2 per acre. If renewed, no additional rents are due for the second year. Rents are set at $1 per acre for years 3 thru 5. Work expenditure requirements are: $10 per acre for years 1-2; and $20 per acre for years 3-5. Removal of any minerals or materials from State Trust land without the appropriate lease or permit is prohibited. The permit is valid for one year from the due date of the rental and bond. If renewal requirements are met, the permit can be renewed annually for up to five years. If discovery of a valuable mineral deposit is made, the permitee must apply for a mineral lease before actual mining activities can begin. A mineral lease permits the mining of minerals discovered under the exploration permit. The approval process takes a minimum of six (6) months. The mineral lease is issued for a term of twenty (20) years. Leases may be renewed for an additional term. Both rents and royalties are determined by appraisal. Royalties may be based on: 1) a fixed rate subject to annual adjustment; or 2) a sliding-scale rate which is linked to a commodity index price and the operation's break-even price. There is a statutory minimum royalty rate of 2% of gross value. These AZ MEPs require a reclamation bond of $3,000 which we currently hold. The first year’s rental has been paid for these MEPs and the escalating rental is due on the anniversary of the MEP each year. After the end of the 4th year, the MEPs must transition to a State Mineral Lease upon satisfaction of the State Mineral Inspector that economic indications of a minable deposit exist. After commencement of mining, the State of Arizona shall be paid a minimal net smelter return after taking into consideration any extenuating mining challenges royalty but not less than a 2% gross royalty. The rental period begins on September 30th through the following September 29th and rental payments are due by the first day of the rental period. We hold AZ MEP permits for 7,515 acres at our Tombstone project. We paid initial rental fees from the date of application through September 29, 2012 of $8,254. Required minimum work expenditures for the period ended September 29, 2014 are$157,578. The annual rentals due by September 30, 2014 to maintain the AZ MEP permits are $7,515.

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

Personnel

Currently we employ one full time geologist who is also our CEO, CFO, and Chairman of the Board, James Briscoe. We also employ one full time executive, one full time executive assistant/accountant, one as-needed PhD consulting geologist specializing in GIS computer mapping and database creation, one full time geo-tech, who is also our manager of field operations, one investor relations representative, and one CPA on an as needed basis. We hire consultants for investor relations, exploration and administrative functions also on an as needed basis.

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

We believe that our existing office facilities are adequate for our needs. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Our warehouse

On June 1, 2011 we rented a warehouse located at Building No. 1, 7900 South Kolb Road, Tucson, Arizona 85706. We rent this warehouse space for $3,645 per month. The lease is in effect until May 31, 2014 with an option to extend for two additional years. In addition to using the warehouse for standard purposes, such as storage of our exploration equipment, supplies and samples, the warehouse space also includes office facilities for the use of field geologists and geotechs.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2014. Because of competitive pressure in Arizona we do not reveal claim positions at this time.

North Pipes Super Project (“North Pipes” and “NPSP”):

We hold a 100% interest in 376 Federal lode mining claims strategically placed on the Arizona Strip. The 376 Federal lode mining claims include breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the earth’s crust sometimes identified by a surface depression, or surface bump or no visible surface expression at all, and contain a high concentration of fragmented rock “breccia” sometimes cemented by uranium and other minerals. We plan to ascertain whether our North Pipes claims possess commercially viable deposits of uranium.

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

Big Chunk Super Project (“Big Chunk”) – Location, claims, geology and technical studies:

We hold a 100% interest in 54 mineral claims in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium, rhenium and zinc.

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

On November 13, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $972,617 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. The transaction was not closed at that time, pending resolution to a lien placed by MBGS, LLC.. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all claims involving Northern Dynasty’s 199 claims  recorded by MBGS, LLC were released. The company has now completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and Northern Dynasty’s earn-in-rights are terminated.

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

We hold 99 standard Federal lode mining claims located due east and southeast of the town of Tombstone, Arizona. We also hold Arizona State Mineral Exploration Permits (MEPs) covering 4,126.9 acres or 6.45 square miles in the same area. We also hold an option to explore 33 standard Federal lode mining claims located in the same region. We plan to ascertain whether the Tombstone lode mining claims and MEPs possess commercially viable deposits of copper, gold, molybdenum, silver, zinc and other valuable metals.

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

ZTEM EM Survey: We have requested and have received a cost estimate from Geotech of Aurora (Toronto area) Ontario, Canada, which is the only purveyor of this helicopter borne electromagnetic (EM) geophysical method.. This geophysical method has the ability to “look down” into the crust of the earth about 2,000 meters (6,000 feet) and detect sulfides which may be associated with porphyry copper systems. Test work over known Safford, Arizona porphyry copper deposits along with thousands of verifying drill holes show the geometry of such mineral systems can be determined, thus identifying whether it is a porphyry copper system or some other mineral system~~,~~. When combined with our geochemical data, we can determine the position of the copper-moly center of the system and design our drill program to efficiently test and define mineralization. We flew ZTEM in July 2013 and the analysis report was received in February 2014.

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

ITEM 3. LEGAL PROCEEDINGS

A civil action was pending in the Alaska Superior Court in Anchorage, Alaska at 1.31.2014, that concerned title to some Alaska state mining claims owned by Big Chunk Corp., a subsidiary of Liberty Star. In this action Big Chunk and Liberty Star were requesting a judicial determination that certain lien claim notices recorded by a party named MBGS, LLC, against the mining claims were void; and MBGS was seeking an order enforcing the lien claims. In March 2014, prior to trial date, a settlement mediation in Alaska was held and the civil action was settled. We currently have no outstanding litigation.

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

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTC Bulletin Board:

	OTC Bulletin Board (1)
Quarter Ended	High	Low
January 31, 2014	$0.0290	$0.0145
October 31, 2013	$0.0366	$0.0185
July 31, 2013	$0.0233	$0.0080
April 30, 2013	$0.0165	$0.0093
January 31, 2013	$0.024	$0.0109
October 31, 2012	$0.0345	$0.022
July 31, 2012	$0.0405	$0.017
April 30, 2012	$0.0387	$0.0202

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

On January 31, 2014, the shareholders' list for our common stock showed 830,236,231 shares issued and outstanding with 96 registered stockholders and approximately 8,500 stockholders whose names and contact information we have and an unknown number of unregistered stockholders whose shares are held in their brokerage accounts. The closing sale price for our common stock on May 14, 2014, as reported on the OTC Bulletin Board, was $0.0125.

Recent Sales of Unregistered Securities

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

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. As of January 31, 2014 we did not repay any portion of the note before 90 days from the effective date, and since the 180 days hadn’t lapsed since the initial payment occurred, the note wasn’t convertible by the holder. As of April 21, 2014, $186,480 had been converted into shares of the our Common stock pursuant to the conversion terms of the agreement.

Effective September 5, 2013, we agreed to grant stock options pursuant to our 2010 Stock Option Plan to certain directors and employees for the option to purchase an aggregate of 9,375,000 shares of our common stock at an exercise price of $0.03 per share, exercisable until September 5, 2013. The options granted will be 100% vested for directors and shall vest in 25% immediately and 25% over the next four year for employees. 1,951,376 of these options are reserved for future issuance when room becomes available under our 2010 Stock Option Plan.

In September, 2013, we sold 2,157,497 units to one investor for gross proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0324 until September 5, 2016.

On October 30, 2013, the Company entered into an investment agreement in which with KVM Capital Partners LLC, a New York limited liability company (“KVM”). Pursuant to the agreement, KVM has agreed to purchase up to $8,000,000 of our common stock over a period of up to thirty-six (36) months. The purchase price per share to be paid by KVM shall be calculated at a twenty percent (20%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately prior to the receipt by KVM of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the KVM Investment Agreement. In connection with the KVM Investment Agreement, we also entered into a registration rights agreement with KVM, pursuant to which we are obligated to file a registration statement with the SEC covering 244,500,000 shares of our common stock underlying the KVM Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement. On November 6, 2013, we filed form S-1 related to the KVM investment agreement. As of January 31, 2014, no shares were purchased by the investor.

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000, discounted at issuance to the face value of $225,000. The Note is payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day following the closing date, convert the principal amount or any portion of such principal amount of the Note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion.

All proceeds will be used for working capital and exploration expenses.

Equity Compensation Plan Information

As of January 31, 2014, we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Plan category	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2014 (a)	Weighted-average exercise price of outstanding options as at January 31, 2014 (b)	Number of securities remaining available for further issuance as at January 31, 2014 (excluding securities reflected in column (a)) (c)
2004 Stock Option Plan	962,500	929,624	$1.07	32,876
2007 Stock Option Plan	2,500,000	2,450,000	$0.86	50,000
2010 Stock Option Plan	95,500,000	83,000,000	$0.038	12,500,000

On September 5, 2013, we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 7,423,624 shares of our common stock at an exercise price of $0.026 per share, with a ten year term expiring on September 5, 2023. The options have various vesting terms.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $55,089 as of January 31, 2014. We had negative working capital of $6,202,731 as of January 31, 2014. We had cash inflows from financing activities of $1,161,453 for the year ended January 31, 2014. We will need additional funds in order to proceed with our planned exploration program.

Letter Agreement and Secured Convertible Notes with Northern Dynasty Minerals Ltd.

On July 15, 2010, we issued a secured convertible promissory note (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount was $4,000,000 and bore interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011 the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the “2011 Convertible Note” and together with the 2010 Convertible Note, the “Convertible Notes”) in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. Principal balance of the Convertible Notes at January 31, 2014 and 2013 was $3,730,174. Accrued interest on the Convertible Notes at January 31, 2014 and 2013 was $1,465,059 and $972,617, respectively.

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $972,617 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, since a third party filed liens against the claims and there is a dispute with Northern Dynasty regarding the effect of the liens, we have not recorded the settlement transaction as of January 31, 2014, pending resolution of the lien claims. Northern Dynasty takes the position that the settlement is not complete while the lien claims are outstanding. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all lien claims for the Northern Dynasty transfer were released. As a result of those claims released by MBGS, LLC, in May 2014 the company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note which also terminated Northern Dynasty’s earn-in-rights.

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

On November 13, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $972,617 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, since a third party filed liens against the claims and there was a dispute with Northern Dynasty regarding the effect of the liens, we had not recorded the settlement transaction as of January 31, 2014, pending resolution of the lien claims. Northern Dynasty took the position that the settlement was not complete while the lien claims were outstanding.

In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all lien claims for the Northern Dynasty transfer were released. As a result of those claims released by MBGS, LLC, in May 2014 the company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note which also terminated Northern Dynasty’s earn-in-rights.

In February, March and April, 2013, we issued 22,874,405 shares for gross proceeds of $200,000 related to the investment agreement with Deer Valley Management, LLC.

In May, June and July, 2013, we issued 31,270,958 shares for gross proceeds of $255,000 related to the investment agreement with Deer Valley Management, LLC. As of July 31, 2013, we had not yet received payment for one transaction valued at $25,000. As of October 31, 2013, we received the final payment for this transaction, plus $5,000 from Deer Valley Management, LLC for the inconvenience of paying late. In August 2013, we decided to terminate the investment agreement with Deer Valley Management, LLC due to their violation of the payment terms pursuant to the investment agreement. As of the time of the termination of the investment agreement, we had issued a total of 113,815,732 and had received gross proceeds of $1,635,000. No further shares issuances to Deer Valley Management, LLC are expected to occur.

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. As of January 31, 2014 we did not repay any portion of the note before 90 days from the effective date, and since the 180 days hadn’t lapsed since the initial payment occurred, the note wasn’t convertible by the holder. As of April 21, 2014, $186,480 had been converted into shares of the our Common stock pursuant to the conversion terms of the agreement.

On October 30, 2013, the Company entered into an investment agreement in which with KVM Capital Partners LLC, a New York limited liability company (“KVM”). Pursuant to the agreement, KVM has agreed to purchase up to $8,000,000 of our common stock over a period of up to thirty-six (36) months. The purchase price per share to be paid by KVM shall be calculated at a twenty percent (20%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately prior to the receipt by KVM of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the KVM Investment Agreement. In connection with the KVM Investment Agreement, we also entered into a registration rights agreement with KVM, pursuant to which we are obligated to file a registration statement with the SEC covering 244,500,000 shares of our common stock underlying the KVM Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement. On November 6, 2013, we filed form S-1 related to the KVM investment agreement. As of January 31, 2014, no shares were purchased by the investor. Between February 2014 and April 2014, pursuant to the investment agreement, KVM purchased 15,593,934 shares for proceeds of $220,250.

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000, discounted at issuance to the face value of $225,000. The Note is payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day following the closing date, convert the principal amount or any portion of such principal amount of the Note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. As of January 31, 2014, we have not made any repayments on this convertible note and the note has not been converted.

We also entered into certain private investment agreements where we received a total of $732,043 in proceeds.

Results of Operations for the year ended January 31, 2014

We had a net loss of $2,318,047 for the twelve-month period ended January 31, 2014 compared to a net loss of $2,644,787 for the twelve-month period ended January 31, 2013. The two periods were comparable, and there were no significant changes in the level of expenditures by category.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the period ended January 31, 2014 reflect financial information for the twelve month period ending January 31, 2014, as well as from inception through January 31, 2014 and for the twelve-month period ended January 31, 2013.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2014 and 2013. Our accumulated stockholders’ equity (deficit) at January 31, 2014, was $(6,159,649) and the net loss for the year ended January 31, 2014 was $2,318,047. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2014. Our total stockholders’ equity (deficit) at January 31, 2014 was $(6,159,649).

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

Changes in officers and directors

On August 28, 2013, Larry Liang, resigned as the president and a director of our company. On the same date, we reappointed James Briscoe as president of our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	24

CONSOLIDATED FINANCIAL STATEMENTS	25

Consolidated Balance Sheets as of January 31, 2014 and 2013	25

Consolidated Statements of Operations for the twelve months ended January 31, 2014, the twelve months ended January 31, 2013 and the period from inception (August 20, 2001) to January 31, 2014	26

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (August 20, 2001) to January 31, 2014	27

Consolidated Statements of Cash Flows for the twelve months ended January 31, 2014, the twelve months ended January 31, 2013 and for the period from inception (August 20, 2001) to January 31, 2014	28

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS	29

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Liberty Star Uranium & Metals Corp.

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. and its subsidiaries (an exploration stage company) (collectively, the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Star Uranium & Metals Corp. and its subsidiaries as of January 31, 2014 and 2013, and the results of their operations, changes in stockholders’ equity (deficit), and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
Houston, Texas

May 16, 2014

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2014	2013

Assets

Current:
Cash and cash equivalents	$55,089	$117,716
Advances	1,000	-
Deferred Financing Costs	38,052	-
Prepaid expenses and supplies	9,109	8,662
Total current assets	103,250	126,378

Property and equipment, net	49,792	81,200
Total assets	$153,042	$207,578

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$5,594	$5,089
Convertible promissory note, net of debt discount of $34,584	4,193,090	3,730,174
Accounts payable and accrued liabilities	254,261	151,480
Accrued wages to related parties	340,992	276,992
Accrued interest	1,465,059	972,617
Warrant liability	46,985	15,112
Total current liabilities	6,305,981	5,151,464

Long-term debt, net of current portion	6,710	12,305

Total liabilities	6,312,691	5,163,769

Stockholders' deficit
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 830,236,231 and 740,710,265 shares issued and outstanding	8,302	7,408
Additional paid-in capital	49,026,144	47,912,449
Deficit accumulated during the exploration stage	(55,194,095)	(52,876,048)
Total stockholders' deficit	(6,159,649)	(4,956,191)

Total liabilities and shareholders' deficit	$153,042	$207,578

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGECOMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from Inception
	For the Twelve Months Ended		(August 20, 2001)
	January 31,		to January 31, 2014)
	2014	2013	(unaudited)
Revenues	$-	$-	$-
Expenses:
Geological and geophysical costs	463,124	1,105,960	15,828,664
Salaries and benefits	513,418	352,159	4,781,933
Public relations	210,776	78,729	1,065,987
Depreciation	32,827	41,610	953,968
Legal	177,472	72,754	1,144,803
Professional services	51,115	107,540	1,427,243
General and administrative	268,236	430,877	2,671,549
Travel	46,268	31,129	319,904
Settlement expense	-	-	13,241,020
Loss on sale of assets	-	12,119	54,572
Impairment loss	-	-	16,092,870
Net operating expenses	1,763,236	2,232,877	57,582,513
Loss from operations	(1,763,236)	(2,232,877)	(57,582,513)

Other income (expense):
Interest income	15	134	198,773
Interest expense	(522,953)	(450,880)	(6,898,109)
Debt conversion expense	-	-	(103,437)
Gain (loss) on change in fair value of warrant liability	(31,873)	38,836	(3,667,071)
Other income	-	-	1,350,390
Income from Elle Venture	-	-	300,000
Foreign exchange gain	-	-	505
Gain on settlement of debt to related party	-	-	7,366
Total other income (expense)	(554,811)	(411,910)	(8,811,583)
Net loss	(2,318,047)	(2,644,787)	(66,394,096)

Basic and diluted net loss per share of common stock	(0.00)	(0.00)	N/A
Basic and diluted weighted average number of shares
of common stock outstanding	803,439,114	677,767,166	N/A

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGECOMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Deficit accumulated	Total
	Common stock		paid-in	during the	stockholders’
	Shares	Amount	capital	exploration stage	equity (deficit)
Balance, August 20, 2001 (Date of inception)(unaudited)	-	-	-	-	-
Common stock issued for cash	5,000,000	50	99,950	-	100,000
Net loss for the period from inception, August 20, 2001, to January 31, 2004	-	-	-	(132,602)	(132,602)
Balance, January 31, 2004 (unaudited)	5,000,000	50	99,950	(132,602)	(32,602)
Acquisition, February 3, 2004	4,375,000	44	15,924,956	-	15,925,000
Issuance of common stock and warrants private placement	650,000	7	2,999,993	-	3,000,000
Options issued for services	-	-	94,350	-	94,350
Return of shares	(1,750,000)	(18)	(11,199,982)	11,200,000	-
Net loss for the year ended January 31, 2005	-	-	-	(18,392,024)	(18,392,024)
Balance, January 31, 2005 (unaudited)	8,275,000	83	7,919,267	(7,324,626)	594,724
Issuance of common stock and warrants private placement	972,172	10	5,052,722	-	5,052,732
Net loss for the year ended January 31, 2006	-	-	-	(4,627,965)	(4,627,965)
Balance, January 31, 2006 (unaudited)	9,247,172	93	12,971,989	(11,952,591)	1,019,491
Issuance of common stock private placement	990,596	10	2,545,985	-	2,545,995
Issuance of common stock for services	37,500	-	93,000	-	93,000
Expenses of common stock issuance	-	-	(320,000)	-	(320,000)
Options granted to consultants and employees	-	-	832,343	-	832,343
Net loss for the year ended January 31, 2007	-	-	-	(3,267,948)	(3,267,948)
Balance, January 31, 2007 (unaudited)	10,275,268	103	16,123,317	(15,220,539)	902,881
Issuance of common stock private placement	429,700	4	1,074,413	-	1,074,417
Issuance of common stock for services	28,000	-	54,540	-	54,540
Issuance of common stock for conversion of promissory note	99,884	1	259,698	-	259,699
Options granted to employees and consultants	-	-	358,646	-	358,646
Issuance of common stock purchase warrants	-	-	1,421,538	-	1,421,538
Beneficial conversion feature of convertible promissory notes	-	-	1,842,734	-	1,842,734
Net loss for the year ended January 31, 2008	-	-	-	(5,697,935)	(5,697,935)
Balance, January 31, 2008 (unaudited)	10,832,852	108	21,134,886	(20,918,474)	216,520
note	37,646,325	376	1,839,135	-	1,839,511
Issuance of common stock for inducement to convert promissory note	7,500	-	9,000	-	9,000
note	-	-	94,437	-	94,437
Stock based compensation	-	-	576,244	-	576,244
Common stock purchase warrants exercise price reduction	-	-	67,700	-	67,700
Net loss for the year ended January 31, 2009	-	-	-	(4,176,066)	(4,176,066)
Balance, January 31, 2009 (unaudited)	48,486,677	484	23,721,402	(25,094,540)	(1,372,654)
note	199,170,302	1,992	603,661	-	605,653
Beneficial conversion feature of convertible promissory notes	-	-	330,366	-	330,366
Net loss for the year ended January 31, 2010	-	-	-	(2,809,843)	(2,809,843)
Balance, January 31, 2010 (unaudited)	247,656,979	2,476	24,655,429	(27,904,383)	(3,246,478)
note	187,127,678	1,872	273,105	-	274,977
Issuance of common stock and warrants private placement, net	31,778,484	318	1,284,363	-	1,284,681
Exercise of common stock purchase warrants	135,848,741	1,358	1,880,588	-	1,881,946
Issuance and modification of common stock purchase warrants	-	-	15,089,884	-	15,089,884
Stock based compensation	-	-	2,530,750	-	2,530,750
Net loss for the year ended January 31, 2011	-	-	-	(19,865,419)	(19,865,419)
Balance, January 31, 2011 (unaudited)	602,411,882	6,024	45,714,119	(47,769,802)	(2,049,659)
Cashless exercise of common stock purchase warrants	22,687,507	227	(227)	-	-
Issuance of common stock and warrants private placement, net	10,800,000	108	253,012	-	253,120
Stock based compensation	-	-	103,950	-	103,950
Recognition of derivative liabilities into Additional Paid-In Capital			(72,376)		(72,376)
Net loss for the year ended January 31, 2012	-	-	-	(2,461,459)	(2,461,459)
Balance, January 31, 2012	635,899,389	6,359	45,998,478	(50,231,261)	(4,226,424)
Cashless exercise of common stock purchase warrants	20,555,571	205	(205)	-	-
Issuance of common stock and warrants private placement, net	17,225,537	173	512,711	-	512,884
Issuance of common shares for cash pursuant to investment agreement	59,670,369	597	1,174,403	-	1,175,000
Issuance of common stock for third party service	7,359,399	74	91,066		91,140
Stock based compensation	-	-	135,996	-	135,996
Net loss for the year ended January 31, 2013	-	-	-	(2,644,787)	(2,644,787)
Balance, January 31, 2013	740,710,265	7,408	47,912,449	(52,876,048)	(4,956,191)
Cashless exercise of common stock purchase warrants	6,087,165	61	(61)	-	-
Issuance of common stock and warrants private placement, net	23,606,957	236	271,807	-	272,043
Issuance of common shares for cash pursuant to investment agreement	54,145,363	541	459,459	-	460,000
Stock issued in exchange for services	2,934,763	29	61,909	-	61,938
Shares issued for deferred financing cost	1,225,000	12	30,151	-	30,163
Shares issued for settlement of accounts payable	1,526,718	15	19,985	-	20,000
Warrants issued for services	-	-	29,823	-	29,823
Stock based compensation			240,622	-	240,622
Net loss for the year ended January 31, 2014	-	-	-	(2,318,047)	(2,318,047)
Balance, January 31, 2013	830,236,231	8,302	49,026,144	(55,194,095)	(6,159,649)

The accompanying notes are an integral part of the consolidated financial statements.

LIBERTY STAR URANIUM & METALS CORP.
(AN EXPLORATION STAGECOMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from Inception
			(August 20, 2001)
	For the Year Ended January 31,		to January 31, 2014
	2014	2013	(unaudited)

Cash flows from operating activities:
Net loss	$(2,318,047)	$(2,644,787)	$(66,394,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,827	41,610	953,968
Amortization of deferred financing charges	7,611	-	550,327
Amortization of original issuance discount	12,916	-	3,645,911
Mineral claim costs	-	-	343,085
Impairment loss	-	-	16,092,870
Expenses capitalized to debt	-	-	730,174
(Gain) loss on sale of fixed assets	-	12,119	54,572
(Gain) loss on change in fair value of warrant liability	31,873	(38,836)	3,667,071
Share based compensation	240,622	135,996	4,778,551
Fair value of the warrants issued for services	29,823	-	29,823
Share and warrant based payments	-	-	13,795,973
Common shares issued for third party services	61,938	91,140	153,078
Non-cash other incom from sale of mineral claims	-	-	(1,000,000)
Interest paid through issuance of debt	-	-	282,569
Changes in assets and liabilities:
Prepaid expenses and supplies	(447)	5,489	33,338
Other current assets	(1,000)	-	(8,875)
Other assets	-	-	(25,000)
Certificate of deposit	-	-	(11,435)
Accounts payable and accrued expenses	122,780	139,010	268,245
Accrued wages related parties	64,000	93,625	340,992
Accrued interest	492,442	445,646	1,873,260
Cash flows from operating activities:	(1,222,662)	(1,718,988)	(19,845,599)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-	-	407,327
Proceeds from redemption of certificate of deposit	-	3,000	216,232
Purchase of certificate of deposit	-	-	(204,797)
Purchase of equipment	(1,418)	(5,419)	(1,186,111)
Net cash used in investing activities	(1,418)	(2,419)	(767,349)

Cash flows from financing activities:
Payments on long-term debt	(5,090)	(4,630)	(510,036)
Cash paid on deferred financing costs	(15,500)		(15,500)
Principal activity on capital lease obligation	-	-	(39,298)
Principal activity on convertible promissory notes	450,000	-	163,773
Proceeds from the issuance of common stock, net of expenses	732,043	1,687,884	15,097,802
Proceeds from the sale of convertible promissory notes	-	-	5,772,371
Proceeds from long-term debt	-	-	198,925
Net cash provided by financing activities	1,161,453	1,683,254	20,668,037

Increase (decrease) in cash and cash equivalents	(62,627)	(38,153)	55,089
Cash and cash equivalents, beginning of period	117,716	155,869	-
Cash and cash equivalents, end of period	$55,089	$117,716	$55,089

Income tax paid	$-	$-	$-
Interest paid during the period	$17,595	$5,234	$209,518
Original issue discounts	$47,500	$-	$-
Exercise of common stock purchase warrants	$61	$206	$61
Settlement of accounts payable through issuance of common stock	$20,000	$-	$20,000
Shares issued for deferred financing cost	$30,163	$-	$30,163

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

Cash and cash equivalents
We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2014 and 2013, we had cash in bank deposit accounts that exceeded federally insured limits of $0 and $0, respectively.

Mineral claim costs
We account for costs incurred to acquire, maintain and explore mineral properties as a charge to expense in the period incurred until the time that a proven mineral resource is established, at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

Long-lived Assets
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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of a long-lived asset group to be held and used in operations is measured by a comparison of the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If such asset group is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

Environmental expenditures
Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2014 and 2013.

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

Net loss per share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. At January 31, 2014 and 2013, potentially dilutive instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

NOTE 4– Mineral claims

At January 31, 2014 we held a 100% interest in 376 standard Federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2014 we held a 100% interest in 99 standard Federal lode mining claims located in the Tombstone region of Arizona. 33 Federal lode mining claims are owned by JABA US Inc, an Arizona Corporation in which two of our directors are owners and 66 Federal lode mining claims belong to Liberty Star Uranium & Metals Corp. At January 31, 2014 we held Arizona State Land Department Mineral Exploration Permits covering 4,126.9 acres in the Tombstone region of Arizona.

At January 31, 2014 we held an option to explore 26 standard Federal Lode mining claims located in the East Silver Bell region of northwest Tucson, Arizona. The mineral claims are owned by JABA US Inc., an Arizona Corporation in which two of our directors are owners.

At January 31, 2014 we held a 100% interest in 54 Alaska State mining claims in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). The transaction for 199 claims transferred to Northern Dynasty in conjunction with our loan settlement agreement has now closed, and is no longer pending.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2014.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2014	January 31, 2013
Geology Equipment (3 to 7 years)	$260,521	$260,521
Vehicles and transportation equipment (5 years)	50,180	50,180
Office furniture and equipment (3 to 7 years)	75,404	73,985
	386,105	384,686
Less: accumulated depreciation and amortization	(336,313)	(303,486)
	$49,792	$81,200

Depreciation expense was $32,827 and $41,610 for the years ended January 31, 2014 and January 31, 2013, respectively.

NOTE 6 – Long-term debt

Note payable to Ford Credit payable in monthly installments of $544 including interest at a fixed rate of 9.49% through maturity in February 2016. Principal balance at January 31, 2014 and 2013 is $12,304 and $17,394, respectively. Carrying amount of a vehicle that serves as collateral is $14,410 and $21,928 at January 31, 2014 and 2013, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

Minimum future debt payments

For the twelve months ending January 31,:
2014	$5,594
2015	6,149
2016	561
2017	-
2018 and thereafter	-
$12,304
Less: current maturities	5,594
$6,710

NOTE 7 – Convertible promissory notes

We issued convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010 we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). During the year ended January 31, 2012 the agreement with Northern Dynasty was amended to issue additional secured convertible promissory notes totaling $730,174 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty. Principal balance of the Convertible Notes at January 31, 2014 and 2013 was $3,730,174. Accrued interest on the Convertible Notes at January 31, 2014 and 2013 was $1,465,059 and $972,617, respectively.

As part of the transaction noted above, Northern Dynasty could earn a 60% interest in our Big Chunk project in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The borrowings from Northern Dynasty could be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty could elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor was performed, or a cash payment in lieu of labor was made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in. As of January 31, 2014, no such notice by Northern Dynasty has been received.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $972,617 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, since a third party filed liens against the claims before the transfer could be completed, we have not recorded the settlement transaction as of January 31, 2014, pending resolution of the lien claims. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the claims release by MBGS, LLC, in May 2014 the company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights.

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. As of January 31, 2014 we did not repay any portion of the note before 90 days from the effective date, and since the 180 days hadn’t lapsed since the initial payment occurred, the note wasn’t convertible by the holder. As of April 21, 2014, $186,480 had been converted into shares of our Common stock pursuant to the conversion terms of the agreement.

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000, discounted at issuance to the face value of $225,000. The Note is payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day following the closing date, convert the principal amount or any portion of such principal amount of the Note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. As of January 31, 2014, we have not made any repayments on this convertible note and the note has not been converted.

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

In February, 2013, we issued 1,526,718 units to one vendor in exchange for the settlement of accounts payable of $20,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0183 until February 15, 2016. The fair value of the warrants issue was $22,141.

In April, 2013, one investor exercised 3,033,618 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 2,500,000 shares of common stock and cancelled 533,618 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received.

In May, June and July, 2013, we issued 31,270,958 shares for gross proceeds of $255,000 related to the investment agreement with Deer Valley Management, LLC. As of July 31, 2013, we had not yet received payment for one transaction valued at $25,000. As of October 31, 2013, we received the final payment for this transaction, plus $5,000 from Deer Valley Management, LLC for the inconvenience of paying late. In August 2013, we decided to terminate the investment agreement with Deer Valley Management, LLC due to their violation of the payment terms pursuant to the investment agreement. As of the time of the termination of the investment agreement, we had issued a total of 113,815,732 and had received gross proceeds of $1,635,000. No further shares issuances to Deer Valley Management, LLC are expected to occur.

In May, June and July, 2013, we sold 18,001,184 units to six investors for gross proceeds of $182,043. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. The share purchase warrants entitle the investors to purchase one additional common share of our company at prices ranging between of $0.0116 and $0.0173 until July 30, 2016.

In June, 2013, one investor exercised 4,263,989 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 3,587,165 shares of common stock and cancelled 678,824 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received.

In August and September, 2013, we issued 2,934,763 shares to two individuals in exchange for services valued at $61,938. Additionally, warrants with a fair value of $7,682 were also issued to one of these individuals. The warrant were to purchase 423,135 shares of the Company’s common stock and have an exercise prices of $0.0263. The warrants have a term of three years and expire August 2, 2016.

In September, 2013, we sold 2,157,497 units to one investor for gross proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0324 until September 5, 2016.

On October 30, 2013, the Company entered into an investment agreement with KVM Capital Partners LLC, a New York limited liability company (“KVM”). Pursuant to the agreement, KVM has agreed to purchase up to $8,000,000 of our common stock over a period of up to thirty-six (36) months. The purchase price per share to be paid by KVM shall be calculated at a twenty percent (20%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately prior to the receipt by KVM of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the KVM Investment Agreement. In connection with the KVM Investment Agreement, we also entered into a registration rights agreement with KVM, pursuant to which we are obligated to file a registration statement with the SEC covering 244,500,000 shares of our common stock underlying the KVM Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement. On November 6, 2013, we filed form S-1 related to the KVM investment agreement. As of January 31, 2014, no shares were purchased by the investor.

In January, 2014, we issued 1,225,000 shares to an individual in exchange for services valued at $30,163. The company recorded the value as deferred financing cost.

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2014 and 2013 are 12,500,000 and 4,625,000. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2014 and 2013 are 50,000 and 2,287,500, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2014 and 2013 are 32,876 and 511,125, respectively.

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

In September 2013, there were 7,423,624 stock options granted at an exercise price of $0.0257 per share, exercisable until September 5, 2023 with a fair value net of forfeitures, at grant date of $210,300. The options granted were 100% vested for directors and shall vest in 25% immediately and 25% over four years increments on a yearly basis over the next four years for employees. In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on our historical volatility. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Remaining stock option expense to be recognized in future periods related to the award is $40,688.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2014 and 2013.

Incentive stock options to employees outstanding at January 31, 2014 are as follows:

			Weighted
			average
		Weighted average	remaining life	Aggregate
	Number of options	exercise price	(years)	intrinsic value
Outstanding, January 31, 2012	93,260,375	$0.047		$-
Granted	-	-
Cancelled	(2,625,000)	0.037

Outstanding, January 31, 2013	90,635,375	$0.047		$-
Granted	7,423,624	0.026
Cancelled	(12,582,875)	0.041

Outstanding, January 31, 2014	85,476,124	$0.047	2.26	$-
Exercisable, January 31, 2014	83,595,473	$0.047	2.69	$-

The aggregate intrinsic value is calculated based on the January 31, 2014 stock price of $0.0195 per share.

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

		Expected
	Expected	dividend		Risk-free interest
Grant date	volatility	yield	Expected term	rate	Forfeiture rate
January 10, 2012	128%	0%	10 years	2%	10%
December 13, 2012	174%	0%	3 years	0.34%	0%
January 1, 2013	173%	0%	3 years	0.36%	0%
January 1, 2013	171%	0%	3 years	0.41%	0%
September 5, 2013	221%	0%	6.25 years	2.15%	20%

Share-based compensation expense is reported in our statement of operations as follows:

	January 31, 2014	January 31, 2013
Geological and geophysical costs	$2,610	$624
Salaries and benefits	236,509	50,592
Investor relations	1,503	624
General and administrative	-	84,156
	$240,622	$135,996

At January 31, 2014 there is $40,688 unrecognized share-based compensation for all share-based awards outstanding with a weighted average remaining period for amortization of 3.6 years.

			Weighted
			average
		Weighted average	remaining life	Aggregate
	Number of options	exercise price	(years)	intrinsic value
Outstanding, January 31, 2012	903,500	$0.376		$-
Granted	7,359,399	0.017

Outstanding, January 31, 2013	8,262,899	$0.057		$-
Granted	-	-

Outstanding, January 31, 2014	8,262,899	$0.057	1.99	$-
Exercisable, January 31, 2014	8,262,899	$0.057	1.99	$19,413

The aggregate instrinsic value is calculated based on the January 31, 2014 stock price of $.0195 per share.

NOTE 10 – Warrants

As of January 31, 2014, there were 51,082,330 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.8 years and a weighted average exercise price of $0.027 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2014 and 2013 are as follows:

	Number of whole share	Weighted average exercise
	purchase warrants	price per share
Outstanding, January 31, 2012	92,922,691	$0.053
Issued	17,225,537	0.041
Expired	(855,314)	0.020
Exercised	(22,592,684)	0.026

Outstanding, January 31, 2013	86,700,230	$0.058
Issued	25,556,792	0.016
Expired	(46,579,478)	0.071
Exercised	(14,595,214)	0.051
Outstanding, January 31, 2014	51,082,330	$0.027
Exercisable, January 31, 2014	51,082,330	$0.027

The weighted average intrinsic value for warrants outstanding was $109,275 as of January 31, 2014.

NOTE 11 – Income taxes

As of January 31 our deferred tax asset is as follows:

	January 31, 2014	January 31, 2013
Deferred Tax Assets	$10,243,000	$9,513,000
Less Valuation Allowance	(10,243,000)	(9,513,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate taxable income, management will re-evaluate the allowance. The change in the valuation allowance of $730,000 and $832,000 in the years ended January 31, 2014 and 2013, respectively, primarily represents the benefit of the change in net operating loss carry-forwards during the period. As of January 31, 2014, our estimated net operating loss carry-forward is approximately $30,127,508 and will expire beginning in 2025 through 2034.

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

NOTE 12 – Related party transactions

We entered into the following transactions with related parties during the year ended January 31, 2014:

Paid or accrued $6,263 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, and President on a month-to-month basis for $522 per month.

At January 31, 2014 we had a balance of accrued unpaid wages of $325,367 to Jim Briscoe, our Chairman of the Board, CEO and CFO and President.

At January 31, 2014, we had a balance of accrued unpaid wages of $15,625 to Larry Liang, our former President.

We recognized compensation expense of $67,500 for stock options granted to an officer.

We have an option to explore 26 standard Federal lode mining claims at the East Silver Bell project and 33 standard Federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. During the year ended January 31, 2014 we paid $8,260 in rental fees to maintain the mineral claims in good standing. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and has been extended through June 1, 2013 and now to June 1, 2015. This may additionally be extended in five year periods or increments in the future by any JABA director.

We entered into the following transactions with related parties during the year ended January 31, 2013:

Paid or accrued $6,785 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month.

At January 31, 2013 we had a balance of accrued unpaid wages of $261,367 to Jim Briscoe, our Chairman of the Board, CEO and CFO.

At January 31, 2013, we had a balance of accrued unpaid wages of $15,625 to Larry Liang, our President.

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

NOTE 13 – Commitments and Contingencies

We are required to perform annual assessment work in order to maintain the Big Chunk Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments per year to maintain the claims from 2013 forward will be approximately $19,200. Sufficient assessment work has been performed for Big Chunk to maintain the claims beyond the next labor year.

The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The rentals of $30,640.00, to extend the Big Chunk claims through September 1, 2014 were paid in November 2013. The estimated state rentals due by November 30, 2014 for the period from September 1, 2014 through September 1, 2015 are $30,640.00. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

We are required to pay annual rentals for our Federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals of $60,340 for the period from September 1, 2013 to September 1, 2014 have been paid. The rentals due by September 1, 2014 for the period from September 1, 2014 through September 1, 2015 of $52,640 have not been paid.

We are required to pay annual rentals for our Federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $140 per claim. The rentals of $3,640 for the period from September 1, 2013 to September 1, 2014 have been paid. The annual rentals due by September 1, 2014 of $3,640 are required to maintain the East Silver Bell claims are for the period from September 1, 2014 through September 1, 2015 have not been paid. There is no requirement for annual assessment or exploration work on the Federal lode mining claims. There are no royalties associated with the Federal lode mining claims.

We are required to pay annual rentals for our Federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals and initial filing fees of $13,860 for the period from September 1, 2013 to September 1, 2014 have been paid. The rentals due by September 1, 2014 for the period from September 1, 2014 through September 1, 2015 of $13,860 have not been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th for our Phase 1 permits, and September 14th through September 13th for our Phase 2 permits. On February 7, 2014 we added a new AZ MEP with 480 acres and an initial rental payment of $960.00 with estimated work expenditures of $4,800 due by February 6, 2015 Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 7,995 acres at our Tombstone project. We will need to pay rental fees for our Phase 1 AZ MEP’s before September 29, 2014 in the amount of $8,254. Required minimum work expenditures for the period ended September 29, 2014 is $82,538. The annual rental due by September 30, 2014 to maintain the Phase 2 AZ MEP permits is $7,627. We will need $75,040 to cover minimum work expenditure requirements before September 30, 2014 to maintain our Phase 2 AZ MEP permits.

A civil action was pending in the Alaska Superior Court in Anchorage, Alaska, that concerned title to some Alaska state mining claims owned by Big Chunk Corp., a subsidiary of Liberty Star. In that action Big Chunk and Liberty Star requested a judicial determination that certain lien claim notices recorded by a party named MBGS, LLC, against the mining claims were void; and MBGS sought an order enforcing the lien claims. Liberty Star and Big Chunk filed a motion for summary judgment to invalidate the lien claims. As was anticipated, MBGS opposed this motion. The lien claims were based on a debt alleged by MBGS to be due from Liberty Star. The existence of this alleged debt was disputed.

In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all lien claims for the Northern Dynasty transfer were released. As a result of those claims released by MBGS, LLC, in May 2014 the company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note which also terminated Northern Dynasty’s earn-in-rights.

On June 1, 2011 we rented a warehouse located at Building No. 1, 7900 South Kolb Road, Tucson, Arizona 85706. We rent this warehouse space for $3,645 per month. The lease is in effect until May 31, 2014 with an option to extend for two additional years. In addition to using the warehouse for standard purposes, such as storage of our exploration equipment, supplies and samples, the warehouse space also includes office facilities for the use of field geologists and geotechs.

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

We estimate the fair value of the warrant liability using level 3 inputs and the Black-Scholes valuation model. We use historical volatility as a method to estimate expected volatility. At January 31, 2014 and 2013 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. As a result of these provisions, these warrants are not considered indexed to our common stock and are classified as liabilities under ASC 815. We used the following assumptions to estimate the fair value of the warranty liability at January 31, 2014 and 2013:

	Expected	Expected dividend	Expected	Risk-free interest
Description	volatility	yield	term	rate
Warrant liability at January 31, 2014	209.37%	0%	2.5	0.69%
Warrant liability at January 31, 2013	99.80%	0%	3.59 years	0.65%

		Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liability at January 31, 2014	$46,985	-	-	$46,985
Warrant liability at January 31, 2013	$15,112	-	-	$15,112

Fair value measurements using
unobservable inputs (Level 3):
Description	Warrant liability
Balance, January 31, 2012	$53,948
Total (gains) or losses	(38,836)
Purchases, issuances and settlements	-
Transfers in or out of Level 3	-
Balance, January 31, 2013	$15,112
Total (gains) or losses	31,873
Purchases, issuances and settlements	-
Transfers in or out of Level 3	-
Balance, January 31, 2014	$46,985

NOTE 15 – Changes in officers and directors

On August 28, 2013, Larry Liang, resigned as the president and a director of our company. On the same date, we appointed James Briscoe as president of our company until are placement is named.

NOTE 16 – Subsequent events

In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all claims recorded by MBGS, LLC will be released. As a result of the claims release by MBGS, LLC, in May 2014 the company completed its loan settlement agreement with Northern Dynasty (See Note 8) and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights.

In May 2014, we sold 1,203,704 shares to one investor for gross proceeds of $13,000.

Between February 2014 and May 2014, $186,480 of the August 2013 Note were converted into 17,937,915 shares of the Company’s common stock.

Between February 2014 and April 2014, pursuant to the investment agreement with KVM, KVM purchased 15,593,934 shares for proceeds of $220,250.

In March 2014, the company issued 1,000,000 units of common stock to a designee of MBGS, LLC, pursuant to the settlement agreement. Each unit consists of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The value of the shares issued is $20,000. The 500,000 warrants have an exercise price of $0.028 and have a two year term.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal financial officer, principal accounting officer and principal executive officer, Mr. James Briscoe, conducted this evaluation. Based on this evaluation, Our principal financial officer, principal accounting officer and principal executive officer made the determination that its disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our principal financial officer, principal accounting officer and principal executive officer conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2014.

            The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

            Our management, including our principal financial officer, principal accounting officer and principal executive officer, Mr. James Briscoe, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

            This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of January 31, 2014:

Segregation of duties: Due to thesmall size of the Company, there is a lack of segregation of duties.

Complex accounting issue review: The Company lacked multiple reviews on complex accounting issues which occurred during the year.

Management’s Remediation Initiatives

The Company will hire additional personnel as finances will allow to enhance segregation of duties.  The Company will obtain an appropriate level of expert review from their outside consulting firm regarding complex accounting transactions as they occur during the period specifically for each situation.

Changes in Company Internal Controls

            No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director, President	72	February 3, 2004
Larry Liang	President and Director (1)	34	December 29, 2009
Gary Musil	Secretary and Director	62	October 23, 2003
John Guilbert	Director	82	February 5, 2004
Keith Brill	Director	36	December 23, 2009
PeterO’Heeron	Director	50	September6,2012

(1) Effictive August 28th, 2013 L:arry Liang resigned from office of President and Board of Directors for our company.

Business Experience

James Briscoe - Chief Executive Officer, Chief Financial Officer and Chairman of the Board and Director and President

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

Board and Committee Meetings

The board of directors of our company held two formal meetings in the year ended January 31, 2014 and four formal meetings in the year ended January 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the year ended January 31, 2014. Shareholders may contact our President, James Briscoe, to recommend nominees to our board of directors.

For the year ended January 31, 2014 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During fiscal years ended January 31, 2014 and January 31, 2013, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2014, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
James Briscoe, Principal Executive Officer, CEO, CFO, Chairman, President and Director	2014 2013	84,000 70,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	64,000(2) 78,000(2)	$148,000 $148,000
Larry Liang, President & Director	2014 2013	– 21,965	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	– $15,625(3)	– $37,590

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)	Mr. Briscoe’s other compensation represents accrued and unpaid wages during the twelve months ended January 31, 2013 and 2014 of $78,000, and $64,000 respectively.

(3)	Mr. Liang’s other compensation represents accrued and unpaid wages during the twelve months ended January 31, 2013 of $15,625.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James Briscoe	52,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil
James Briscoe	75,000	Nil	Nil	$0.88	5/21/2018	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of January 31, 2014, we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

Plan category	Total number of securities authorized	Number of securities to be issued upon exercise of outstanding options as at January 31, 2014 (a)	Weighted-average exercise price of outstanding options as at January 31, 2014 (b)	Number of securities remaining available for further issuance as at January 31, 2014 (excluding securities reflected in column (a)) (c)
2004 Stock Option Plan	962,500	929,624	$1.07	32,876
2007 Stock Option Plan	2,500,000	2,450,000	$0.86	50,000
2010 Stock Option Plan	95,500,000	83,000,000	$0.036	12,500,000

On September 5, 2013, we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 7,423,624 shares of our common stock at an exercise price of $0.03 per share, with a ten year term expiring on September 5, 2023. The options have various vesting terms.

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

Incentive stock options were granted to directors during the fiscal year ended January 31, 2014. There was no compensation paid or accruing to any director, unless such director is also a named executive officer, during the fiscal year ended January 31, 2014.

Name	Year	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
John Guilbert	2014	Nil	Nil	Nil	Nil	Nil	Nil	$0
Gary Musil	2014	Nil	Nil	Nil	Nil	Nil	Nil	$0
Keith Brill	2014	Nil	Nil	Nil	Nil	Nil	Nil	$0
Pete O'Heeron	2014	Nil	$165,405	Nil	Nil	Nil	Nil	$165,405

(1) The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 31, 2014 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 830,236,231 shares of common stock issued and outstanding as of January 31, 2014, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	54,762,500 (2) (3)	6.20%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	7,547,000(3)	0.90%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	15,052,500(3)	1.78%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Keith Brill 250 Central Ave Apt B204 New York, NY 11559 USA	2,500,000(3)	0.30%
Pete O’Heeron 17300 El Camino Real #110 Houston, TX 77058 USA	7.767,973(3)	0.93%
Cede & Company PO Box 20 Bowling Green Station New York, NY 10274	784,240,218	94.46%
Directors and Executive Officers as a Group	87,629,973	9.59%

(1)

Based on 830,236,231 shares of common stock issued and outstanding as of January 31, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

There are 2,187,500 shares that are held by Alaska Star Minerals LLC. James Briscoe beneficially owns 100% of the membership interest in Alaska Star Minerals LLC. There are 52,575,000 incentive stock options granted to James Briscoe under the 2004, 2007 and 2010 stock option plans that are exercisable at January 31, 2014.

(3)	Includes incentive stock options granted under the 2004, 2007 and 2010 stock option plans that are exercisable at January 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

On January 28, 2013, the Board of Directors of our company dismissed by mutual agreement, Semple, Marchal & Cooper, LLP, as its principal independent accountant. On January 28, 2013, we engaged Malone Bailey LLP as our principal independent accountant. The audit committee of our company approved the dismissal of Semple, Marchal & Cooper, LLP and the engagement of Malone Bailey LLP as its independent auditor. We incurred $20,000 in fees from Malone Bailey LLP during the fiscal year ended January 31, 2013.

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

For the fiscal year ended January 31, 2014, the aggregate fees billed by Malone Bailey, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $20,000.

Audit Related Fees

For the fiscal year ended January 31, 2014, the aggregate fees billed for assurance and related services by Malone Bailey, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0.

For the fiscal year ended January 31, 2013, the aggregate fees billed for assurance and related services by Semple, Marchal & Cooper, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended January 31, 2014 and 2013, there were no aggregate fees billed by Malone Bailey, LLP for other non-audit professional services, other than those services listed above, was $0.

For the fiscal years ended January 31, 2013, the aggregate fees billed by Semple, Marchal & Cooper, LLP for other non-audit professional services, other than those services listed above, was $0.

All Other Fees

We do not use and audit firm for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our consolidated financial statements, are provided internally or by other service providers. We do not engage an audit firm to provide compliance outsourcing services.

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

The board of directors has considered the nature and amount of fees billed by Malone Bailey, LLP and Semple, Marchal & Cooper, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone Bailey, LLP’s independence.

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
Dated: May 16, 2014

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James A. Briscoe

James A. Briscoe
Chief Executive Officer, Director and
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 16, 2014

By: /s/ John Guilbert	By: /s/ Gary Musil

Dr. John Guilbert	Gary Musil
Director	Secretary and Director
Dated: May 16, 2014	Dated: May 16, 2014

By: /s/ Pete O'Heeron	By: /s/ Keith Brill

Pete O'Heeron	Keith Brill
Director	Director
Dated: May 16, 2014	Dated: May 16, 2014