Form 10-Q
period 2014-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2014-09-15
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50071

LIBERTY STAR URANIUM & METALS CORP.
Exact name of registrant as specified in its charter)

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
Yes [ ]  No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 902,308,486 as of September 8, 2014.

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

Our condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms “we”, “us”, “the Company”, and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiary Big Chunk Corp., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	January 31,
	2014	2014

Assets

Current:
Cash and cash equivalents	$169,325	$55,089
Advances	1,000	1,000
Deferred financing costs, net	15,221	38,052
Prepaid expenses and supplies	7,853	9,109
Total current assets	193,399	103,250

Property and equipment, net	41,672	49,792
Total assets	$235,071	$153,042

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$5,865	$5,594
Convertible promissory note, net of debt discount of $144,162 and $34,584	225,889	4,193,090
Accounts payable and accrued liabilities	299,096	254,261
Accrued wages to related parties	372,992	340,992
Accrued interest	-	1,465,059
Derivative liability	489,572	46,985
Total current liabilities	1,393,414	6,305,981

Long-term debt, net of current portion	3,708	6,710

Total liabilities	1,397,122	6,312,691

Stockholders' deficit
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 898,324,979 and 830,236,231 shares issued and outstanding	8,983	8,302
Stock subscription receivable	(55,673)	-
Additional paid-in capital	49,447,392	49,026,144
Accumulated deficit	(50,562,753)	(55,194,095)
Total stockholders' deficit	(1,162,051)	(6,159,649)

Total liabilities and shareholders' deficit	$235,071	$153,042

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	49,858	165,968	94,626	184,536
Salaries and benefits	70,437	80,518	142,217	161,131
Public relations	15,017	85,813	55,603	112,653
Depreciation	6,203	8,247	14,489	16,454
Legal	7,124	49,345	48,937	88,106
Professional services	31,495	24,524	55,645	40,053
General and administrative	64,453	72,323	111,112	146,568
Travel	7,016	12,578	17,197	17,704
Net operating expenses	251,603	499,316	539,826	767,205
Loss from operations	(251,603)	(499,316)	(539,826)	(767,205)

Other income (expense):
Interest income	1	7	3	8
Gain (Loss) on settlement of debt	-	-	5,322,943	-
Interest expense	(129,472)	(124,859)	(414,690)	(241,298)
Gain (loss) on change in fair value of derivative liability	(11,719)	(16,669)	262,912	(19,222)
Total other income (expense)	(141,190)	(141,521)	5,171,168	(260,512)
Net income (loss)	$(392,793)	$(640,837)	$4,631,342	$(1,027,717)

Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$0.01	$(0.00)

Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$0.01	$(0.00)

Basic weighted average number of shares of common stock outstanding	879,594,977	796,770,075	863,351,209	776,989,500

Diluted weighted average number of shares of common stock outstanding	922,753,438	796,770,075	906,509,670	776,989,500

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$4,631,342	$(1,027,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,489	16,454
Amortization of deferred financing charges	22,831	-
Amortization of debt discount	225,953	-
(Gain) loss on settlement of debt	(5,322,943)	-
(Gain) loss on change in fair value of warrant liability	(262,912)	19,222
Share based compensation	5,616	47,828
Common shares issued for third party services	17,500	-
Warrants issued for third party services	6,440	-
Changes in assets and liabilities:
Prepaid expenses and supplies	1,256	2,070
Accounts payable and accrued expenses	44,834	77,615
Accrued wages related parties	32,000	35,500
Accrued interest	157,680	238,078
Cash flows used in operating activities:	(425,914)	(590,950)

Cash flows from investing activities:
Purchase of equipment	(6,369)	(1,418)
Net cash used in investing activities	(6,369)	(1,418)

Cash flows from financing activities:
Payments on long-term debt	(2,731)	(2,485)
Principal activity on convertible promissory notes	75,000	-
Proceeds from the issuance of common stock, net of expenses	474,250	672,043
Net cash provided by financing activities	546,519	669,558

Increase (decrease) in cash and cash equivalents	114,236	77,190
Cash and cash equivalents, beginning of period	55,089	117,716
Cash and cash equivalents, end of period	$169,325	$194,906

Income tax paid	$-	$-
Interest paid during the period	$6,916	$777

Non-cash financing activities
Stock subscription receivable	$55,673	$25,000
Resolutions of derivative liabilities due to debt conversions	$146,524	$-
Warrants reclassed to derivative liabilities	$520,552	$-
Debt discounts due to derivative liabilities	$325,031	$-
Common stock issued for conversion of debt and interest	$242,918	$-
Original issue discount	$10,500	$-

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2014 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2014 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

In the quarter ended April 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2– Going concern

The Company has incurred losses from operations, and requires additional funds for further exploratory activity and to maintain its claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financings, debt financings or joint venture agreements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – Summary of Significant Accounting Policies

Fair Value

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

As of July 31, 2014 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of July 31, 2014 and January 31, 2014:

		Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Warrant and convertible note derivative liability at July 31, 2014	$489,572	-	-	$489,572

Warrant and convertible note derivative liability at January 31, 2014	$46,985	-	-	$46,985

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the derivative liability are reported in other income (expense) as gain (loss) on change in fair value.

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the six months ended July 31, 2014:

Paid or accrued rent of $3,132 for the six months ended July 31, 2014. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. A total of $522 was due and is included in accounts payable and accrued liabilities as of July 31, 2014.

At July 31, 2014 we had a balance of accrued unpaid wages of $357,367 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to Larry Liang, our former President.

NOTE 5 – Warrants

As of July 31, 2014, there were 65,366,708 whole share purchase warrants outstanding and 65,366,708 exercisable. The warrants have a weighted average remaining life of 1.52 years and a weighted average exercise price of $0.025 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $13,397 as of July 31, 2014.

Warrants issued in private placement outstanding at July 31, 2014 is as follows:

		Weighted
	Number of whole share	average exercise
	purchase warrants	price per share
Outstanding, January 31, 2014	58,441,729	$0.026
Issued	6,924,979	0.017
Expired	-	-
Exercised	-	-
Outstanding, July 31, 2014	65,366,708	$0.025
Exercisable, July 31, 2014	65,366,708	$0.025

During the six months ended July 31, 2014, the Company issued 500,000 warrants to a designee of MBGS, LLC, pursuant to a settlement agreement with Northern Dynasty which discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note (See Note 7). The warrants were fully vested upon issuance, have an exercise price of $0.028 and have a three year term. The company expensed $6,440, the fair value of the warrant issued upon issuance.

During the six months ended July 31, 2014, the Company also issued 6,424,979 warrants to three investors at exercise prices ranging from $0.015 to $0.028 and have a three year term.

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued in August 2013 and November 2013 (See Note 7), that became convertible during the six months ending July 31, 2014, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

The valuation of the derivative liability of the warrants was determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e. “payoff”) of the option for each path. These payoffs are then averaged and discounted to a current valuation date resulting in the fair value of the option.

The valuation of the derivative liability attached to the convertible debt was arrived at through the use of a Monte Carlo model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of July 31, 2014:

•	The stock projections are based on the historical volatilities for each date. These ranged in the 129-138% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;
•	An event of default would not occur during the remaining term of the note;
•	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 25% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month. The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;
•	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;
•	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.
•	The holder would exercise the warrant at maturity if the stock price was above the exercise price;
•	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 25% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.
•	For the warrants with reset features, the Company assumed it would issue equity linked instruments in the quarters ended 10/31/14 through 7/31/15 at 70% of market.

Using the results from the model, the Company recorded a derivative liability of $483,781 for the fair value of the tainted warrants previously classified in equity, a derivative liability of $6,440 for newly granted warrants (see note 5) and a derivative liability of $325,031 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a debt discount of $325,031, which is being amortized over the remaining term of the note using the effective interest rate method, and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the six months ended July 31, 2014, was $60,231. Additionally, $137,461 of debt discount was reclassified to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 7). The remaining unamortized debt discount was $144,162 as of July 31, 2014. The Company recorded the change in the fair value of the derivative liability as a gain of $262,912 to reflect the value of the derivative liability for warrants and convertible notes as $489,572 as of July 31, 2014. The Company also recorded a reclassification from derivative liability to equity of $146,524 for the conversions of a portion of the Company’s convertible notes (See Note 6).

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Six Months Ended July 31,
	2014	2013
Beginning balance	$46,985	$15,112
Total (gains) losses	(262,912)	19,222
Settlements	(146,524)	-
Additions	852,023	-
Ending balance	$489,572	$34,334

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of July 31, 2014 and 2013	$(262,912)	$19,222

NOTE 7 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31,	January 31,
	2014	2014

10% convertible note payable with Northern Dynasty Minerals Ltd (“Northern Dynasty”) issued July 15, 2010	$-	$3,730,174

12% convertible note payable issued August 2013	120,051	247,500

7% convertible note payable issued November 2013	250,000	250,000
	370,051	4,227,674

Less debt discount	(144,162)	(34,584)
Less current portion of convertible notes	(225,889)	(4,193,090)
Long-term convertible notes payable	$-	$-

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income during the six months ended July 31, 2014. As of July 31, 2014, we had no principal or interest outstanding for the 2010 Convertible Note.

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. Additionally, after the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert $153,082 of principal and interest into 13,900,000 shares of the company’s common stock during the six months ended July 31, 2014. During May 2014 the note holder converted the remaining principal and interest of $33,397 portion of the $150,000 portion of the August 2013 Note into 4,037,915 shares of the Company’s common stock. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. During May, June and July of 2014 the note holder converted $56,438 of principal and interest into 6,000,000 shares of the Company’s common stock. On June 24, 2014, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. As of July 31, 2014, we had $120,051 principal outstanding for the August 2013 Note.

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The proceeds from the note was $225,000, which created an original issue discount of $25,000 The Note is payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183 rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the Note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. As of July 31, 2014, we had $250,000 principal outstanding for the August 2013 Note. As of July 31, 2014, we have not made any repayments on this convertible note and the note has not been converted.

Due to the derivative liabilities the Company recorded during the six months ending July 31, 2014, the Company recorded a net discount to debt of $225,953.

NOTE 8 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

In August 2013, the company entered into an agreement with an investor relations firm to issue 5,023,256 common shares in exchange for investor relations services, with 50% (2,511,628) of the shares to be held by the Company until the Company chose to continue with additional services. These additional services were accepted by the Company during the six months ended July 31, 2014, and the 2,511,628 common shares held by the Company were released and classified as issued and outstanding effective July 31, 2014, at a nominal fair value.

In March 2014, the Company issued 1,000,000 units of common stock to a designee of MBGS, LLC, pursuant to a settlement agreement with Northern Dynasty which discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note (See Note 7). Each unit consists of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The fair value of the common stock issued was $17,500, which was recorded as an expense upon issuance of the units. The 500,000 warrants, which have an exercise price of $0.028 and have a three year term (See Note 5), had a fair value of $6,440. The fair value was expensed and a derivative liability was recorded for the fair value of the warrant on the date of issuance of the units. The change in the fair value of the derivative liability between the date of issuance and the balance sheet date of July 31, 2014 was recorded in other income and expense.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,923, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of July 31, 2014.

During the six months ending July 31, 2014, $242,918 of the August 2013 Note were converted into 23,937,915 shares of the Company’s common stock. The conversions happened on multiple dates with conversion prices ranging from $0.008 to $0.012.

During the six months ended July 31, 2014, the Company issued 6,424,979 units to three investors for total proceeds of $73,000. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have exercise prices ranging from $0.015 to $0.021 and have a three year term.

At July 31, 2014 there were 903,500 non-qualified stock options outstanding with a weighted average exercise price of $0.376 per option; of those options 903,500 are exercisable. At July 31, 2014 there were 85,476,124 incentive stock options outstanding with a weighted average exercise price of $0.046 per option; of those options 83,595,473 are exercisable with a weighted average exercise price of $0.047.

During the six months ended July 31, 2014 we recognized $5,616 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 9 – Subsequent events

In August 2014, $36,802 of the August 2013 Note was converted into 3,983,507 shares of the Company’s common stock.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note . The Note bears interest at 12%, is due on August 25, 1015, and is convertible at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion.

In September 2014, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note.

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

Our Current Business

We are an exploration company and are engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are described below.

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

Tombstone Super Project (“Tombstone”) (formerly referred to as “Tombstone Porphyry Precious Metals Project”): Tombstone is located in Cochise County, Arizona and the Super Project covers the Tombstone caldera and its environs. Within the Tombstone Caldera is the Hay Mountain target where we are concentrating our work at this time. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements. We have not identified any ore reserves to date.

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

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage phase of operations have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. We are in the exploration phase of operations and have not found any mineral resources in commercially exploitable quantities.

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

To date, we have not generated any revenues as we are an exploration stage company in the exploration phase of operations. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Letter Agreement and Secured Convertible Notes with Northern Dynasty Minerals Ltd

On July 15, 2010, we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). During the year ended January 31, 2012, the agreement with Northern Dynasty was amended to issue additional secured convertible promissory notes totaling $730,174 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that were paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty.

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014, Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income during the six months ended July 31, 2014.

Results of Operations

Material Changes in Financial Condition for the Six Month Period Ended July 31, 2014

We had cash and cash equivalents in the amount of $169,325 as of July 31, 2014 compared to $55,089 as of January 31, 2014. We had negative working capital of $1,200,015 as of July 31, 2014 compared to $6,202,731 as of January 31, 2014. We used $425,914 net cash in operating activities during the six months ended July 31, 2014 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical soil, rock chip and vegetation sampling. We purchased $6,369 in new equipment during the six months ended July 31, 2014. We have been raising capital from selling equity by way of private placements. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Six Month Periods Ended July 31, 2014 and July 31, 2013

We had a net loss of $392,793 and net income of $4,631,342 for the three and six months ended July 31, 2014, respectively, compared to a net loss of $640,837 and 1,027,717 for the three and six months ended July 31, 2013, respectively. We incurred a one-time non-recurring gain of $5,322,943 during the six months ended July 31, 2014 due to our settlement of the Northern Dynasty Note. Under the terms of the settlement agreement, signed in November, 2012, our Alaska incorporated subsidiary Big Chunk Corp. transferred to a subsidiary of Northern Dynasty a number of Alaska State mineral claims in exchange for the forgiveness of the $3,730,174 principal balance and $1,592,769 of accrued interest that our company owed Northern Dynasty under the 2010 Convertible Note. The settlement agreement also terminated other contractual rights of Northern Dynasty. The settlement agreement was considered completed by our company in 2012 but Northern Dynasty did not acknowledge its completion until March 2014. During the period of over one year that the dispute continued as to whether the settlement agreement had been completed, our company continued to accrue the principal and interest that was claimed by Northern Dynasty and reported that amount as a liability in our financial statements. The “gain” in the first quarter of fiscal 2015 of our company recognizes that the debt and interest under the 2010 Convertible Note are now settled and no longer claimed by Northern Dynasty.

During the three and six months ended July 31, 2014 we had a decrease of approximately $116,110 and $89,910, respectively, in geological and geophysical costs compared to the three months and six months ended July 31, 2013, due to a decrease in geochemical reports ordered by the Company. We had a decrease in public relations expenses of approximately $70,796 and $57,050 during the three and six months ended July 31, 2014, respectively, as compared to the three and six months ended July 31, 2013, due to reduced seminar and conference activity. We had a decrease in legal expenses of approximately $42,221 and $39,169 during the three and six months ended July 31, 2014, respectively, as compared to the three and six months ended July 31, 2013, due primarily to the costs associated with defending a lien claim by a former associate during the three and six months ended July 31, 2013. We incurred a non-cash loss on the change in fair value of our derivative liabilities of $11,719 and a gain of $262,912 during the three and six months ended July 31, 2014, respectively, as compared to a loss of $16,669 and $19,222 during the three and six months ended July 31, 2013, respectively, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value during the three and six months ended July 31, 2014.

Liquidity and Capital Resources

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 15, 2010, we issued a secured convertible promissory note bearing interest at a rate of 10% per annum compounded monthly (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). During the year ended January 31, 2012, the agreement with Northern Dynasty was amended to issue additional secured convertible promissory notes totaling $730,174 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that were paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on the earn-in option and joint venture agreement with Northern Dynasty.

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income during the six months ended July 31, 2014.

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. Additionally, after the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert $153,082 of principal and interest into 13,900,000 shares of the company’s common stock during the six months ended July 31, 2014. During May 2014 the note holder converted the remaining principal and interest of $33,398 portion of the $150,000 portion of the August 2013 Note into 4,037,195 shares of the Company’s common stock. On December 10, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. During May, June and July of 2014 the note holder converted $56,438 of principal and interest into 6,000,000 shares of the Company’s common stock. On June 24, 2014, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. As of July 31, 2014, we had $120,051 principal outstanding for the August 2013 Note.

On the date the August 2014 Note became convertible, the variable conversion feature of the note qualifies it as a derivative instrument since the number of shares issuable under the note is indeterminate.

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The note is payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183 rd day following the closing date (after May 20, 2014), convert the principal amount or any portion of such principal amount of the note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. As of July 31, 2014, we have not made any repayments on this convertible note and the note has not been converted.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements as of July 31, 2014. Our total stockholders’ deficit at July 31, 2014 was $1,162,051.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2014, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2014 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. RISK FACTORS

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2014, the Company issued 1,000,000 units of common stock to a designee of MBGS, LLC, pursuant to a settlement agreement (See Note 6 of the financial statements contained in this report). Each unit consists of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The value of the shares issued is $17,500. The 500,000 warrants have an exercise price of $0.028 and have a two year term (See Note 5 of the financial statements contained in this report).

During the six months ended July 31, 2014, the Company issued 6,424,979 units to three investors for total proceeds of $73,000. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have exercise prices ranging from $0.015 to $0.021 and have a three year term.

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. On December 10, 2013 and June 24, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. During the six months ended July 31, 2014, $242,918 of the August 2013 Note were converted into 23,937,915 shares of the Company’s common stock. The conversions happened on multiple dates with conversion prices ranging from $0.008 to $0.012.

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

Date: September 15, 2014