Form 10-Q
period 2014-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2014-12-15
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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
Yes [  ]  No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 906,826,829 as of December 12, 2014.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	January 31,
	2014	2014

Assets

Current:
Cash and cash equivalents	$145,458	$55,089
Advances	1,052	1,000
Deferred financing costs, net	3,805	38,052
Prepaid expenses and supplies	83,062	9,109
Total current assets	233,377	103,250

Property and equipment, net	38,684	49,792
Total assets	$272,061	$153,042

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$6,005	$5,594
Convertible promissory note, net of debt discount of $40,479 and $34,584	644,755	4,193,090
Accounts payable and accrued liabilities	257,617	254,261
Accrued wages to related parties	388,992	340,992
Accrued interest	-	1,465,059
Derivative liability	332,847	46,985
Total current liabilities	1,630,216	6,305,981

Long-term debt, net of current portion	2,153	6,710

Total liabilities	1,632,369	6,312,691

Stockholders' deficit
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 902,308,486 and 830,236,231 shares issued and outstanding	9,023	8,302
Stock subscription receivable	(55,673)	-
Additional paid-in capital	49,563,912	49,026,144
Accumulated deficit	(50,877,570)	(55,194,095)
Total stockholders' deficit	(1,360,308)	(6,159,649)

Total liabilities and shareholders' deficit	$272,061	$153,042

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	57,951	214,667	152,577	399,203
Salaries and benefits	74,480	236,356	216,697	397,487
Public relations	74,684	80,488	130,287	193,141
Depreciation	6,489	8,260	20,978	24,714
Legal	6,218	43,143	55,155	131,248
Professional services	18,498	(2,910)	74,143	37,143
General and administrative	62,809	47,590	173,921	194,158
Travel	2,842	4,942	20,039	22,646
Net operating expenses	303,971	632,536	843,797	1,399,740
Loss from operations	(303,971)	(632,536)	(843,797)	(1,399,740)

Other income (expense):
Interest income	2	4	5	12
Gain (Loss) on settlement of debt	-	-	5,322,943	-
Interest expense	(144,622)	(126,388)	(559,312)	(367,686)
Gain (loss) on change in fair value of derivative liability	133,774	(11,506)	396,686	(30,728)
Total other income (expense)	(10,846)	(137,890)	5,160,322	(398,402)
Net income (loss)	$(314,817)	$(770,426)	$4,316,525	$(1,798,142)

Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$0.00	$(0.00)

Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic weighted average number of shares of common stock outstanding	901,574,375	828,103,194	876,232,276	794,214,628

Diluted weighted average number of shares of common stock outstanding	990,020,453	828,103,194	964,678,354	794,214,628

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$4,316,525	$(1,798,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,978	24,714
Amortization of deferred financing costs	34,247	-
Amortization of debt discount	342,885	-
(Gain) loss on settlement of debt	(5,322,943)	-
(Gain) loss on change in fair value of derivative	(396,686)	30,728
Share based compensation	8,424	281,868
Common shares issued for third party services	71,500	-
Warrants issued for third party services	6,440	-
Changes in assets and liabilities:
Prepaid expenses and supplies	(74,005)	(3,466)
Accounts payable and accrued expenses	3,355	122,061
Accrued wages related parties	48,000	55,000
Accrued interest	171,415	363,664
Cash flows used in operating activities:	(769,865)	(923,573)

Cash flows from investing activities:
Purchase of equipment	(9,870)	(1,418)
Net cash used in investing activities	(9,870)	(1,418)

Cash flows from financing activities:
Payments on long-term debt	(4,146)	(3,772)
Borrowings on convertible promissory notes	400,000	-
Proceeds from the issuance of common stock, net of expenses	474,250	752,043
Proceeds from long-term debt	-	150,000
Net cash provided by financing activities	870,104	898,271

Increase (decrease) in cash and cash equivalents	90,369	(26,720)
Cash and cash equivalents, beginning of period	55,089	117,716
Cash and cash equivalents, end of period	$145,458	$90,996

Income tax paid	$-	$-
Interest paid	$7,970	$1,120

Non-cash financing activities:
Exercise of common stock purchase warrants	$-	$25
Stock subscription receivable	$55,673	$-
Resolutions of derivative liabilities due to debt conversions	$169,474	$-
Warrants reclassed to derivative liabilities	$520,552	$-
Debt discounts due to derivative liabilities	$325,030	$-
Derivative liability for newly granted warrants	$6,440	-
Common stock issued for conversion of debt and interest	$279,720	$-
Original issue discount	$23,750	$-

The Accompanying Notes are an Integral Part of the Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2014 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2014 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements In the quarter ended April 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

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

As of October 31, 2014 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of October 31, 2014 and January 31, 2014:

		Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical
		liabilities	observable inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Warrant and convertible note derivative liability at October 31, 2014	$332,847	-	-	$332,847

Warrant and convertible note derivative liability at January 31, 2014	$46,985	-	-	$46,985

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

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the nine months ended October 31, 2014:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent payments were $4,698 for the nine months ended October 31, 2014. No amount was due as of October 31, 2014.

At October 31, 2014 we had a balance of accrued unpaid wages of $373,367 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

NOTE 5 – Warrants

As of October 31, 2014, there were 65,366,708 whole share purchase warrants outstanding and 65,366,708 exercisable. The warrants have a weighted average remaining life of 1.26 years and a weighted average exercise price of $0.025 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $7,251 as of October 31, 2014.

Warrants issued in private placement outstanding at October 31, 2014 is as follows:

		Weighted
	Number of whole share	average exercise
	purchase warrants	price per share
Outstanding, January 31, 2014	58,441,729	$0.026
Issued	6,924,979	0.017
Expired	-	-
Exercised	-	-
Outstanding, October 31, 2014	65,366,708	$0.025
Exercisable, October 31, 2014	65,366,708	$0.025

In March 2014, the Company issued 500,000 warrants to a designee of MBGS, LLC, pursuant to a settlement agreement with Northern Dynasty which discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note (See Note 7). The warrants were fully vested upon issuance, have an exercise price of $0.028 and have a three year term. The company expensed $6,440, the fair value of the warrant issued upon issuance.

During the nine months ended October 31, 2014, the Company also issued 6,424,979 warrants to three investors at exercise prices ranging from $0.015 to $0.028 with a three year term.

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued in August 2013 and November 2013 (See Note 7), that became convertible during the nine months ending October 31, 2014, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of October 31, 2014:

•

The stock projections are based on the historical volatilities for each date. These ranged in the 124-139% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

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

•	For the warrants with reset features, the Company assumed it would issue equity linked instruments in the quarters ended 10/31/14 through 10/31/15 at 70% of market.

Using the results from the model, the Company recorded a derivative liability of $483,781 for the fair value of the tainted warrants previously classified in equity, a derivative liability of $6,440 for newly granted warrants (see note 5) and a derivative liability of $325,030 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a debt discount of $325,030, which is being amortized over the remaining term of the note using the effective interest rate method, and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the nine months ended October 31, 2014, was $148,148. Additionally, $154,788 of debt discount was reclassified to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 7). The remaining unamortized debt discount related to the derivative liability was $20,095 as of October 31, 2014. The Company recorded the change in the fair value of the derivative liability as a gain of $396,686 to reflect the value of the derivative liability for warrants and convertible notes as $332,847 as of October 31, 2014. The Company also recorded a reclassification from derivative liability to equity of $169,474 for the conversions of a portion of the Company’s convertible notes (See Note 8).

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Nine months Ended October 31,
	2014	2013
Beginning balance	$46,985	$15,112
Total (gains) losses	(396,686)	30,728
Settlements	(169,474)	-
Additions	852,022	-
Ending balance	$332,847	$45,840

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of October 31, 2014 and 2013	$(262,912)	$30,728

NOTE 7 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	October 31,	January 31,
	2014	2014
10% convertible note payable with Northern Dynasty Minerals Ltd (“Northern Dynasty”) issued July 15, 2010	$-	$3,730,174

12% convertible note payable issued August 2013	176,490	247,500

Convertible note payable issued November 2013	250,000	250,000

12% convertible note payable issued August 2014	153,255	-

10% convertible note payable issued October 2014	105,489	-
	685,234	4,227,674

Less debt discount	(40,479)	(34,584)
Less current portion of convertible notes	(644,755)	(4,193,090)
Long-term convertible notes payable	$-	$-

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income during the nine months ended October 31, 2014. As of October 31, 2014, we had no principal or interest outstanding for the 2010 Convertible Note.

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. Additionally, after the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert $153,082 of principal and interest into 13,900,000 shares of the company’s common stock during the nine months ended October 31, 2014. During May 2014 the note holder converted the remaining principal and interest of $33,397 portion of the $150,000 portion of the August 2013 Note into 4,037,915 shares of the Company’s common stock. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. During May, June, and July of 2014 the note holder converted $56,438 of principal and interest into 6,000,000 shares of the Company’s common stock. During August of 2014 the note holder converted $36,762 of principal and interest into 3,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. As of October 31, 2014, we had $176,490 principal outstanding for the August 2013 Note.

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The proceeds from the note was $225,000, which created an original issue discount of $25,000. The Note is payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183 rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the Note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. As of October 31, 2014, we had $250,000 principal outstanding for the August 2013 Note. As of October 31, 2014, no repayments had been made on this convertible note and the note had not been converted. In November 2014, the lender sold this note to a third party, who agreed to extend the maturity date to November 18, 2015 under the terms of the assignment agreement dated November 18, 2014.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015 and bears interest at the rate of 10% per annum. There is a $5,000 original issuance discount on the Note. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion.

During the nine months ending October 31, 2014, the Company recorded debt discounts of $325,030 due to the derivative liabilities, and original issue debt discounts of $23,750 due to the convertible notes.

In November of 2013, the Company recorded $45,663 of deferred financing costs related to the November 18, 2013 convertible note. During the nine months ended October 31, 2014, the Company recorded amortization of these deferred financing costs of $34,247.

NOTE 8 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

In August 2013, the company entered into an agreement with an investor relations firm to issue 5,023,256 common shares in exchange for investor relations services, with 50% (2,511,628) of the shares to be held by the Company until the Company chose to continue with additional services. These additional services were accepted by the Company during the nine months ended October 31, 2014, and the 2,511,628 common shares held by the Company were released and classified as issued and outstanding effective July 31, 2014, with an expense of $54,000 recorded for their fair value.

In March 2014, the Company issued 1,000,000 units of common stock to a designee of MBGS, LLC, pursuant to a settlement agreement with Northern Dynasty which discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note (See Note 7). Each unit consists of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The fair value of the common stock issued was $17,500, which was recorded as an expense upon issuance of the units. The 500,000 warrants, which have an exercise price of $0.028 and have a three year term (See Note 5), had a fair value of $6,440. The fair value was expensed and a derivative liability was recorded for the fair value of the warrant on the date of issuance of the units. The change in the fair value of the derivative liability between the date of issuance and the balance sheet date of October 31, 2014 was recorded in other income and expense.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,923, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of October 31, 2014.

During the nine months ending October 31, 2014, $279,720 of the August 2013 Note were converted into 27,921,422 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.008 to $0.012.

During the nine months ended October 31, 2014, the Company issued 6,424,979 units to three investors for total proceeds of $73,000. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have exercise prices ranging from $0.015 to $0.021 and have a three year term.

At October 31, 2014 there were 903,500 non-qualified stock options outstanding with a weighted average exercise price of $0.376 per option; of those options 903,500 are exercisable. At October 31, 2014 there were 85,476,124 incentive stock options outstanding with a weighted average exercise price of $0.046 per option; of those options 83,595,473 are exercisable with a weighted average exercise price of $0.047.

During the nine months ended October 31, 2014 we recognized $8,424 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 9 – Subsequent events

In November 2014, the holder of the $250,000 convertible note dated November 18, 2013 sold the note to a third party who agreed to extend the maturity date to November 18, 2015 under the terms of the assignment agreement dated November 13, 2014. On November 17, 2014, the new holder of this note elected to convert $25,000 of this note into 2,280,606 shares of the Company's common stock at a conversion price of $0.010962 per share. On December 3, 2014, the new noteholder elected to convert $25,000 of this note into 2,237,737 shares of the Company's common stock at a conversion price of $0.011172 per share.

On November 14, 2014, the Company filed a Post-Effective Amendment to the Registration Statement on Form S-1 No. 333-192141 (the "Registration Statement") and declared effective by the Securities and Exchange Commission on January 27, 2014, to deregister all its unsold securities thereunder. The Registration Statement filed with the Securities and Exchange Commission on January 21, 2014, registered the Registrant's sale of 244,500,000 shares of its common stock, par value $0.00001 per share, issuable pursuant to the KVM Investment Agreement. Of the 244,500,000 shares of common stock registered, 210,285,774 have not been sold. Accordingly, pursuant to this Post-Effective Amendment, these remaining shares were deregistered.

On December 4, 2014, the Company received proceeds of $100,000 related to a $210,000 convertible promissory note dated December 3, 2014. The loan amount of $105,000 includes $5,000 retained by the lender as original issue discount. The loan bears interest at 10% per annum and is due December 3, 2016. An additional $105,000 is available under the loan, of which $5,000 would be retained by the lender as original issue discount.

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

We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP LLC”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona.

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

Negotiations have been ongoing with Genesis Group International Inc. to option the North Pipes Super Project (uranium). Genesis has developed a unique, proprietary type of equipment and process to mining breccia pipe type vertical mineral ore bodies. This would involve an exchange of Liberty Star's real property and intellectual property pertaining to the North Pipes / Arizona Strip properties. In exchange Liberty Star would receive a monthly payment toward retirement of its expenditures on the North Pipes Project. It would also receive a gross royalty on production that would result from all metal commodities coming from any mining of the pipes.

Big Chunk Super Project (“Big Chunk”): Located in the Iliamna region of Southwestern Alaska, we plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium rhenium and zinc. We have not identified any ore reserves to date.

Tombstone Super Project (“Tombstone”) (formerly referred to as “Tombstone Porphyry Precious Metals Project”): Tombstone is located in Cochise County, Arizona and the Super Project covers the Tombstone caldera and its environs. Within the Tombstone Caldera is the Hay Mountain target where we are concentrating our work at this time. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements, and are developing plans to finance the initial exploration drilling program. We have not identified any ore reserves to date.

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014, Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income during the nine months ended October 31, 2014.

Results of Operations

Material Changes in Financial Condition for the Nine Month Period Ended October 31, 2014

We had cash and cash equivalents in the amount of $145,458 as of October 31, 2014 compared to $55,089 as of January 31, 2014. We had negative working capital of $1,396,839 as of October 31, 2014 compared to $6,202,731 as of January 31, 2014. We used $769,865 net cash in operating activities during the nine months ended October 31, 2014 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical soil, rock chip and vegetation sampling. We purchased $9,870 in new equipment during the nine months ended October 31, 2014. We have been raising capital from selling equity by way of private placements. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Nine Month Periods Ended October 31, 2014 and October 31, 2013

We had a net loss of $314,817 and net income of $4,316,525 for the three and nine months ended October 31, 2014, respectively, compared to a net loss of $770,426 and 1,798,142 for the three and nine months ended October 31, 2013, respectively. We incurred a one-time non-recurring gain of $5,322,943 during the nine months ended October 31, 2014 due to our settlement of the Northern Dynasty Note. Under the terms of the settlement agreement, signed in November, 2012, our Alaska incorporated subsidiary Big Chunk Corp. transferred to a subsidiary of Northern Dynasty a number of Alaska State mineral claims in exchange for the forgiveness of the $3,730,174 principal balance and $1,592,769 of accrued interest that our company owed Northern Dynasty under the 2010 Convertible Note. The settlement agreement also terminated other contractual rights of Northern Dynasty. The settlement agreement was considered completed by our company in 2012 but Northern Dynasty did not acknowledge its completion until March 2014. During the period of over one year that the dispute continued as to whether the settlement agreement had been completed, our company continued to accrue the principal and interest that was claimed by Northern Dynasty and reported that amount as a liability in our financial statements. The “gain” in the first quarter of fiscal 2015 of our company recognizes that the debt and interest under the 2010 Convertible Note are now settled and no longer claimed by Northern Dynasty.

During the three and nine months ended October 31, 2014 we had a decrease of approximately $156,716 and $246,626, respectively, in geological and geophysical costs compared to the three months and nine months ended October 31, 2013, due to a decrease in geochemical reports ordered by the Company. We had decrease in salaries and benefits expense of approximately $161,876 and $180,790 during the three and nine months ended October 31, 2014, respectively, as compared to the three and nine months ended October 31, 2013, due to a decrease in stock option expense related to options issued to employees and directors. We had decrease in public relations expenses of approximately $5,804 and $62,854 during the three and nine months ended October 31, 2014, respectively, as compared to the three and nine months ended October 31, 2013, due to decreased seminar and conference activity. We had a decrease in legal expenses of approximately $36,925 and $76,093 during the three and nine months ended October 31, 2014, respectively, as compared to the three and nine months ended October 31, 2013, due primarily to the costs associated with defending a lien claim by a former associate during the three and nine months ended October 31, 2013. We incurred a non-cash gain on the change in fair value of our derivative liabilities of $133,774 and $396,686 during the three and nine months ended October 31, 2014, respectively, as compared to a loss of $11,506 and $30,728 during the three and nine months ended October 31, 2013, respectively, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value during the three and nine months ended October 31, 2014.

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income during the nine months ended October 31, 2014.

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. Additionally, after the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert $153,082 of principal and interest into 13,900,000 shares of the company’s common stock during the nine months ended October 31, 2014. During May 2014 the note holder converted the remaining principal and interest of $33,398 portion of the $150,000 portion of the August 2013 Note into 4,037,195 shares of the Company’s common stock. On December 10, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. During May, June, and July of 2014 the note holder converted $56,438 of principal and interest into 6,000,000 shares of the Company’s common stock. During August of 2014 the note holder converted $36,762 of principal and interest into 3,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively pursuant to the terms of the August 2013 Note. As of October 31, 2014, we had $176,490 principal outstanding for the August 2013 Note.

On the date the August 2014 Note became convertible, the variable conversion feature of the note qualifies it as a derivative instrument since the number of shares issuable under the note is indeterminate.

On November 18, 2013, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The note is payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183 rd day following the closing date (after May 20, 2014), convert the principal amount or any portion of such principal amount of the note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. As of October 31, 2014, we have not made any repayments on this convertible note and the note has not been converted. In November 2014, the lender sold this note to a third party, who agreed to extend the maturity date to November 18, 2015 under the terms of the assignment agreement dated November 18, 2014.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015 and bears interest at the rate of 10% per annum. There is a $5,000 original issuance discount on the Note. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements as of October 31, 2014. Our total stockholders’ deficit at October 31, 2014 was $1,360,308.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2014, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2014 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. RISK FACTORS

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2014, the Company issued 1,000,000 units of common stock to a designee of MBGS, LLC, pursuant to a settlement agreement (See Note 6 of the financial statements contained in this report). Each unit consists of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The value of the shares issued is $17,500. The 500,000 warrants have an exercise price of $0.028 and have a two year term (See Note 5 of the financial statements contained in this report). In issuing these securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933, as amended.

During the nine months ended October 31, 2014, the Company issued 6,424,979 units to three investors for total proceeds of $73,000. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have exercise prices ranging from $0.015 to $0.021 and have a three year term. In issuing these securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933, as amended.

In August, 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. On December 10, 2013 and June 24, 2014 and September 3, 2014, we received additional consideration of $75,000, $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. During the nine months ended October 31, 2014, $279,720 of the August 2013 Note were converted into 27,921,422 shares of the Company’s common stock. The conversions happened on multiple dates with conversion prices ranging from $0.008 to $0.012. In issuing these securities we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 26, 2014, we issued a convertible promissory note to one lender in the principal amount of $150,000 plus accrued and unpaid interest and any other fees. The convertible promissory note is payable in full on August 26, 2015 and bears interest at the rate of 12% per annum. The Holder will be entitled to convert any unpaid principal plus accrued interest into our shares of common stock at a price per share of 45% discount to the average of the daily VWAP for the previous ten trading days before the date of conversion. We issued the security to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015 and bears interest at the rate of 10% per annum. There is a $5,000 original issuance discount on the Note. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. We issued the security to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Change to Authorized Capital (3)
3.4	Articles of Merger (3)
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (4)
10.2	Form of Stock Option Agreement (5)
10.3	Form of Warrant Certificate (6)
10.4	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (7)
10.5	Convertible Note issued to JSJ Investments Inc. (8)
10.6	Securities Purchase Agreement dated October 15, 2014 (9)
10.7	Convertible Note dated October 15, 2014 (9)
14.1	Code of Ethics (3)
21.1	Subsidiaries:
Big Chunk Corp., incorporated in Alaska
Hay Mountain Super Project LLC, organized in Arizona
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 24, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 30, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 2, 2014.
(9)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 20, 2014.

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

Date: December 15, 2014