Form 10-K/A
period 2014-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2015-04-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Form 10-K in its entirety to include additional detail regarding our mineral claims under Part I, Item 2. Properties, including claim descriptions, location, maps, exploration plans, sampling procedures, and clarification regarding the preparation of Canadian NI 43-101 reports.

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

North Pipes Super Project (“North Pipes” and “NPSP”):

We hold a 100% interest in 376 (unpatented) Federal lode mining claims strategically placed on the Arizona Strip. The 376 unpatented Federal lode mining claims with an area of 7,761 acres include breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the earth’s crust sometimes identified by a surface depression, or surface bump or no visible surface expression at all, and contain a high concentration of fragmented rock “breccia” sometimes cemented by uranium and other minerals. We plan to ascertain whether our North Pipes claims possess commercially viable deposits of uranium. Due to the moratorium of location of lode mining claims on the Arizona Strip and the low price of U3O8 we have no current exploration plans and will not until the uranium price increases and the moratorium expires in about 15 years. We intend to hold a strategic position until such time that it is economically feasible to mount a new drilling program. We want to take advantage of more than a million dollars of exploration data which was acquired by Liberty Star when uranium prices were higher and before the moratorium was instituted.

North Pipes is located on the Arizona Strip, which is located approximately 10 miles south of the town of Fredonia, AZ. Access is by Hwy 389 and various dirt roads, some of which are maintained and some that are very primitive. 4WD vehicles are necessary for the primitive dirt roads. Some of the claims cannot be driven to and require hiking to their location or under an approved plan of operation it is possible to create an access road.

North Pipes-AZ Claims
23 BC Claims	8 JN Claims	6 SA Claims
2 BP Claims	10 JT Claims	56 SG Claims
7 BR Claims	29 LA Claims	14 SR Claims
1 BT Claim	3 LC Claims	28 ST Claims
2 CV Claims	14 LR Claims	3 VP Claims
4 FT Claims	9 NT Claims	9 WB Claims
14 GN Claims	12 PE Claims	2 WC Claims
7 GP Claims	7 RC Claims	11 WR Claims
8 HC Claims	44 RW Claims	2 WS Claims
3 HR Claims	32 RX Claims	6 WZ Claims
376 Claims - 7,761 Acres

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

Geophysics: We have completed PEM (Pulse Electro-magnetic) geophysical surveys on some of our NPSP claims. Two types of PEM surveys were conducted in 2007: (i) Downhole PEM and (ii) In-Loop PEM. We have also used CSAMT and NSAMT (Controlled and Natural Source Audio-range Magneto Tellurics), run on the ground and executed by Zonge Engineering of Tucson AZ. A survey was also completed on an approximately six square mile area by VTEM helicopter borne electromagnetic survey along right angle crossing grid lines spaced 100 meters apart, which was performed by Geotech of Aurora, Ontario, Canada. Significant anomalies resulted from this survey. Preliminary drilling on one of Liberty Star’s anomalies intersected strong breccia, alteration and pyrite mineralization. The holes did not penetrate down to the elevation where uranium mineralization would be expected, but are targets for future work. As of this date we have not developed any uranium resources on the Arizona Strip.

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

Geologic field mapping on the surface: Geological field mapping was conducted in the fall of 2005 through 2007 by our staff geologists as well as contracted geologists. Approximately 180 of the breccia pipe target areas have been mapped in detail 1:5,000 (1 inch = 417 feet). Several detailed measured stratigraphic sections have also been completed.

Geochemical sampling: A comprehensive soil geochemical survey was completed in 2007. We have collected approximately 14,000 soil samples over all identifiable breccia pipes, both those with known ore and those that are yet to be proven by drilling. A strict chain of custody procedures were followed and quality assurance/quality control (QA/QC) samples were inserted regularly into the sample stream. The samples were assayed for 63 elements. Assay analyses were conducted by a Certified Assay Lab, Acme Analytical Laboratories of Vancouver, British Columbia, Canada. We believe that these samples allow us to identify potential uranium bearing breccia pipes versus barren or non-uranium bearing breccia pipes.

Drilling: In 2007 a drilling program was undertaken using both rotary drilling and core drilling. Rotary drilling was contracted by Boart Longyear. Diamond core drilling was completed by Redwall Drilling Inc., a former wholly owned subsidiary of Liberty Star. A total of 22 holes were drilled for a total of 16,226 feet of drilling. Important intersections of rock generally associated with producing breccia pipes were made. We did not intersect any ore mineralization during the drilling program.

Total costs including claim staking (initially in 2005), claim maintenance (see PART I ITEM1. Business. “Compliance with Government Regulation” in each Form 10K for the years ended January 31, 2006 through January 31, 2014) and a drilling program (exploratory) in calendar years 2007 and 2008, are $5,220,794.

Beginning in 2006, Certified Professional Geologist Dr Karen Wenrich and a dozen other well regarded geoscientists engaged in an exploratory program centering on the region’s breccia pipes. By the time Dr. Wenrich came to work on the North Pipes project, she had 27 years with the USGS working on breccia pipe research and was a member of a Nobel Peace Prize winning team of UN atomic science specialists. The Liberty Star team worked with high resolution color aerial photographs and other reconnaissance covering approximately 2,000 square miles to format geological maps of the terrain. In addition to geology, geophysics gamma ray spectroscopy, approximately 14,000 soil samples were collected and analyzed by a certified lab for 63 elements. These were located precisely as they were collected using GPS. The results were compiled and plotted using GIS software, and various contouring and interpretation techniques. Expenses included food and lodging and a daily commute of approximately 100 miles. Road conditions were extreme and resulted in vehicle expenses of approximately $2.00 per mile. Various contractors were used in claim staking, and other contract work in sample collection. Helicopters and light planes were used for various transportation tasks. Home office support also involved permanent and contract support.

Exploratory drilling includes costs of travel, food and lodging, payments on the drill rig, drill bits, fuel, drilling permits, and maintenance costs of the drill rig and of support vehicles. Also included are the costs of reclamation bonds and reclamation costs of lands disturbed by drilling, as well as the costs of conducting archaeological surveys to identify prehistoric remains of human habitation or human activity.

Currently there are no planned costs for the North Pipes Super Project unless commodity prices, specifically for uranium, increase sufficiently to make exploration financially tenable. The Moratorium on acquiring any additional land has also negatively affected the current investment climate for such work.

Big Chunk Super Project (“Big Chunk”) – Location, claims, geology and technical studies:

We hold a 100% interest in 54 State mining claims in the Iliamna region of Southwestern Alaska with an area of 7,680 acres, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium, rhenium and zinc. Due to decisions made by the EPA regarding the nearby Pebble Deposit we have no immediate exploration plans, however, we intend to hold our land position until such a time we determine it is clear that exploration is economically viable again.

Big Chunk-AK Claims
BC 641 - BC648	BC 767 - 768
BC 677	BC 787
BC 684 -691	BC 797 -798
BC 713	BC 817 - 818
BC 720- 721	BC 822
BC 727	BC 837 - 838
BC 757
54 BC Claims- 7,680 acres

Our Big Chunk claims are undeveloped. Big Chunk is in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage Alaska. The claims are located in a remote area of Southwestern Alaska near Lake Iliamna, Alaska’s largest lake. The claims are immediately adjacent and contiguous to the Pebble mine property and about 3 miles north east from the Pebble Porphyry copper, gold, molybdenum, silver, palladium, rhenium and zinc mineral deposit which is reportedly one of the largest of its type in the world. Two or more Air Taxi services connect to the village of Iliamna roughly 240 miles distant from Anchorage. At Iliamna, approximately 27 miles southeast of Big Chunk, there is a major regional airport, Fixed Base Operator (FBO), fuel, bush planes and, periodically, helicopters for rent with pilot. Air is the only practical way to the property either by float plane, ski plane in the winter, or helicopter. Ground travel is unsafe and impractical in the summer due to the dense population of black bears, grizzly bears, bogs and small lakes. Winter access by snow machine could be possible, although difficult.

In 2011, the Company engaged the international firm of SRK Consulting, Engineering and Scientist of Tucson (“SRK”) through its Tucson, Arizona office to prepare a Technical Report in the same format of the internationally accepted Canadian National Instrument NI 43-101. Because the Company’s stock does not trade on any Canadian stock exchanges, this Technical Report was not submitted to SEDAR, the electronic system for the official filing of documents by public companies and investment funds across Canada. In their report which encompasses some 194 pages of technical data, they compared the Northern Dynasty NI 43-101 geologic and drill data, published on the Northern Dynasty web site in its entirety, to results of Liberty Star’s technical work on the Big Chunk ground. They concluded amongst other things: (1) Twenty seven scout diamond drill holes drilled by Liberty Star in 2004 – 2005 intersected the same rock types as were intersected in the exploration drilling on the Pebble deposit (2) All drill holes, which were spaced over some 500 square miles, intersected the outer shell or propylitic halo of multiple porphyry copper systems, which is the model co-developed by our director, Dr. John Guilbert; and (3) Copper and molybdenum sulfides along with low grade gold were intersected in two drill holes in the White Sox target area. “This mineralization and associated alteration may indicate a porphyry Cu-Mo system” (SRK Big Chunk Technical Report- page 109, 11.2 Results of Drilling, available on the Liberty Star Web Site. The area of the Big Chunk Claims is largely covered by glacial debris, soil, and tundra. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is no road access to the properties, but such public road access is planned for the Pebble mine, and as currently planned, that road will cross the Company’s land, and be accessible for the Company’s use. Extensive geotechnical data on the Big Chunk claims has been acquired between startup of 2004 and the current time. Extensive geophysical data has been acquired by the Company of several types, which includes the following:

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

(2) one hundred twenty seven linear miles of Induced Polarization (IP) was run by Zonge Engineering of Tucson AZ. Of necessity lines were brushed of all trees and undergrowth and all access was by helicopter, however, the lines themselves were done on the ground by foot. All data was recorded on appropriate computers, downloaded each evening and sent to the Zonge Office in Tucson and to our consulting geophysicist Mr. Jan Klein in Vancouver, BC, Canada. Mr. Klein supervised all IP and other geophysical surveys over the Pebble for Cominco who sold the Pebble Project to Northern Dynasty. Thus, we believe Mr. Klein has had more experience in the geophysics of the area, which includes over 2,000 square miles, than any other geophysicist. The results were interpreted and sent back to the Alaska headquarters every night.

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

During the field seasons of 2004 and 2005 Liberty collected approximately eleven thousand geochemical samples. The sampling program was designed by both consulting geochemist, Shea Clark Smith, of MEG Laboratories in the Reno area of Nevada, and Liberty Chief Geologist, James Briscoe. The sampling program was based on many years of geochemical studies and sampling throughout the world by Mr. Smith and his Master’s Degree thesis on sampling tundra plants and detecting metals in their woody stems reflecting metals at depth. Further, Mr. Smith and Mr. Briscoe used this technique to locate buried porphyry copper deposits in the Silver Bell district (see discussion of the East Silver Bell Project in this report) near Tucson, Arizona in 1996 -1998. The methodology was conceived, discovered and proven in a well-known porphyry district south of Tucson, Arizona between the period 1950 to 1955. At Big Chunk the samples collected included: (1) stream sediment; (2) stream water; (3) pond and small-lake water; (4) soil samples; and (5) vegetation sampling new growth of woody plants. These samples were analyzed by Acme Labs, a Certified Assayer in Canada for 64 elements for each sample. For the eleven thousand samples, this resulted in approximately seven hundred thousand separate analyses including blanks, repeat and control samples part of the QA/QC (Quality Assurance Quality Control) procedures. Because of the overload worldwide in all assay labs at the time, turnaround time for the assays was up to three or more months. After receipt of the samples, they were processed using computer techniques and the results analyzed and interpreted. Known indicator elements, including porphyry copper-gold mineral center elements, formed typical porphyry copper center anomaly zones. Additionally, samples taken by Liberty Star over the Pebble deposit, with the permission of Northern Dynasty, indicated that mineral body to be detectable by these methods. The geochemical methodology was used by the US Geological Survey, under contract for the Pebble partnership over the Pebble mineral zone, and data was published in 2010. It was again shown to be effective in indicating the Pebble deposit mineralization at depth. The anomalies generated by both deep looking ZTEM and geochemistry by Liberty Star have been tested by published results from drilling in the Pebble mineral body. The same types of targets in the Liberty Star Big Chunk have yet to be tested by drilling.

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

Tombstone Super Project (“Tombstone”):

Our CEO and Chief Geologist, James Briscoe, has long experience in the Tombstone district, southeast Arizona, where he first worked in 1972. In the mid-1980s, he concluded that much earlier regional geologic work had reached erroneous conclusions and that Tombstone was a large and ancient (72 million years before the present – or Laramide in age) volcanic structure – a caldera. He brought this to the attention of the US Geological Survey caldera experts, who after study concluded that Briscoe was correct. Subsequently, more than seventeen calderas of various ages have been identified in Arizona by the US Geological survey, the Arizona Geological Survey and others. Such calderas of Laramide age are all associated with porphyry alteration and copper and associated mineralization; many of these have become very large copper mines. Studies by Mr. Briscoe over the years, and more recently using advanced technology, have indicated that alteration associated mineralization at Tombstone is much more extensive than originally thought. This alteration lies largely under cover and is indicated by geochemistry, geophysics and projection of known geology into covered areas.

We hold 99 unpatented standard Federal lode mining claims with an area of 1878.68 acres located due east and southeast of the town of Tombstone, Arizona. The Walnut Creek Project is located immediately east of the town of Tombstone. The Hay Mountain Project is located 6.5 miles southeast of Tombstone; access is by Hwy 89 and Davis Rd. We also hold Arizona State Mineral Exploration Permits (MEPs) covering (7,515 acres) or 11.74 square miles in the same area. We also hold an option to explore 33 unpatented standard Federal lode mining claims located in the same region. We also hold an option to explore 33 unpatented standard Federal lode mining claims (684 acres out of the total 1878.68 acres) located in the same region. On April 29, 2008 Liberty Star announced that it had leased, with an option to purchase, three properties from JABA US Inc. in Arizona and Nevada, USA. Liberty Star President James A. Briscoe controls JABA US INC and Dr. J. M. Guilbert, Director of the Company, holds a small stock position as well. The properties in Arizona are part of the Tombstone and the 26 claims East Silver Bell projects. The option covering the property in Nevada was sold in October, 2008 to NPX Metals. Proceeds from that sale were loaned immediately back to Liberty Star by Mr. Briscoe. For the remaining claims, according to the option agreement, Liberty Star could earn up to 100% interest by keeping up annual assessment work and spending $175,000 in exploration expenditures on the properties between April 2008 and January 1, 2011. This provision payment of assessment and related expenses has been met and option agreement has been maintained over the Tombstone and East Silver Bell Claims.

LIBERTY STAR TOMBSTONE-AZ	JABA Optioned Claims
Federal Unpatented Claims
Claim Names
HM 87-143	TS 125- 152
TS 168-176	TS 163- 167
Claim Acreage
57 HM Claims- 1095.18 acres	33 TS Claims- 684 acres
9 TS Claims- 99.5 acres

State Exploration Permits
15 State MEP's- 7,515 acres

At Hay Mountain (HM), we plan to ascertain whether the HM lode mining claims and AZ MEPs possess commercially viable deposits of copper, gold, molybdenum, silver, zinc, rare earth metals and other valuable metals. We have a phased exploration plan that involves diamond core drilling of multiple holes over targets determined by analysis of geochemical sampling and ZTEM electromagnetic and magnetic survey. Initial phase 1 drilling is planned to take approximately one year. Should results indicate the viability of the project, additional phased work, both exploration and development, is planned over the course of seven total years to define the nature and size of an ore body(s) and move toward mining. Any exploration plans are dependent on acquiring suitable funding. No part of the phased program is currently funded.

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

Technical Report: In mid-March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information was combined with historic technical reports going back to 1878 and more recent data up to August 2011 (the date of their reports). The three Technical Reports are entitled: (1) Walnut Creek Exploration Report, Tombstone District, Arizona –August 31, 2011, 147 pages; (2) The Tombstone Caldera South Exploration Report, Tombstone District, Arizona –August 31, 2011, 144 pages; and (3) Hay Mountain Exploration Report, Tombstone District, Arizona – August 31 2011, 155 pages. Because the Company’s stock does not trade on any Canadian stock exchanges, these three Technical Reports were not submitted to SEDAR, the electronic system for the official filing of documents by public companies and investment funds across Canada. We had also requested that SRK prepare a report on the Tombstone Consolidated Mines patented claims. These claims covered the entirety of historic productive area of the Tombstone mines which date to their discovery in 1877. However, before that report could be completed a competitor acquired a lease on those lands. These Technical Reports thoroughly summarize and illustrate the salient geotechnical data of the Tombstone Mining District covering about 250 square miles and present much data in computer map format. In such context, they analyze Liberty Star’s exploration programs as related to the entire area, make estimates and recommend execution of proposed Company exploration programs. Because of competitive pressure and the unique nature of the data which includes 40+ years of private report compilation by James Briscoe, our CEO, these reports are considered confidential and will not be released for the foreseeable future.

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

ZTEM EM Survey: We have requested and have received a cost estimate from Geotech of Aurora (Toronto area) Ontario, Canada, which is the only purveyor of this helicopter borne electromagnetic (EM) geophysical method. This geophysical method has the ability to “look down” into the crust of the earth about 2,000 meters (6,000 feet) and detect sulfides which may be associated with porphyry copper systems. Test work over known Safford, Arizona porphyry copper deposits along with thousands of verifying drill holes show the geometry of such mineral systems can be determined, thus identifying whether it is a porphyry copper system or some other mineral system. When combined with our geochemical data, we can determine the position of the copper-moly center of the system and design our drill program to efficiently test and define mineralization. We flew ZTEM in July 2013 and the analysis report was received in February 2014.

East Silver Bell Porphyry Copper Project (“East Silver Bell” or “ESB”):

Located northwest of Tucson, Arizona, these claims currently are within the Ironwood National Monument, which was established after the claims were staked and validated by numerous drill holes in addition to extensive technical studies. We plan to ascertain whether the East Silver Bell claims possess commercially viable deposits of copper. We hold an option to explore 26 unpatented standard Federal lode mining claims with an area of 536.03 acres located in the same region. The optioned mineral claims are owned by JABA US Inc., a corporation in which two of our directors are owners. On April 29, 2008 Liberty Star announced that it had leased, with an option to purchase, three properties from JABA US Inc. in Arizona and Nevada, USA. The properties in Arizona, are part of the Tombstone (and the 26 claims) East Silverbell projects. The option covering the property in Nevada was sold in October, 2008 to NPX Metals, and the proceeds were paid by JABA US Inc. as a loan to Liberty Star. According to the option agreement, Liberty Star can earn up to 100% interest by keeping up annual assessment work and spending $175,000 in exploration expenditures on the properties between April 2008 and January 1, 2011. This provision has been met for the assessment work and other related expense payments, and even though the work commitment is now in arrears, the option agreement has been maintained over the Tombstone and East Silver Bell Claims.

JABA Optioned Properties
East Silver Bell-AZ Claims
ESB 180-191
ESB 193
ESB 195
ESB 238
ESB 240
ESB 242-245
ESB 247-251
ESB 301
26 ESB Claims- 536.03 acres

Located approximately 30 miles northwest of Tucson, Arizona, 18 miles from the Avra Valley road off ramp and then 18 miles west, just north of that road on dirt roads (accessible with a 2 wheel drive vehicle), the claims currently are within the Ironwood Forest National Monument, which was created after the claims were staked, underwent detailed geochem and geophysical studies and drilled with numerous drill holes revealing a mineralized body. We plan to ascertain whether the East Silverbell claims possess commercially viable deposits of copper. Due to difficulty of doing work on the Ironwood Forest National Monument, which was created after drill definition of a mineral body on our claims, we are negotiating with an adjacent fee-simple, land-owner on which half of the mineral zone lies, to explore in detail to develop a viable ore body.

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

Sampling Protocols for all projects

Liberty Star trains all employees/contractors conducting sample collection to use a handheld digital mobile device to record all aspects of each individual sample. The handheld mobile device leads the sampler through a series of dropdown menu windows with various description capabilities and the ability to record a GPS coordinate. Data from the device is uploaded to our database daily. Liberty Star also uses professionally created video training to teach samplers the proper techniques of obtaining a proper sample whether it is soil, rock or vegetation and instruction on avoiding contamination. After samples are collected they are stored in a secure location under lock and key until they are shipped via FedEx or UPS using chain of custody guidelines to a professional sample prep lab in Washoe Valley, Nevada run by Shea Clark Smith, MSc/ Geochemist. Mr. Smith prepares the samples by crushing, mixing, pulverizing and homogenizing. Then a 200 gram sample is scientifically split for shipment to a Certified Assay Laboratory of each original sample. Standards, blanks and duplicates are added to the sample stream, including such Quality Assurance Quality Control (QA/QC) every 10th assay sample. Before being sent to a certified assay lab using ICP-MS analysis the samples are randomized. Once Liberty Star gets the analysis data back from the laboratory, checks for quality assurance and control are made using data from the blanks, standards and duplicates. The results are sent to Liberty Star by email and a paper copy mailed for verification and as a permanent record. The data are then de- randomized and processed for interpretation by various software programs designed for the purpose.

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

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation[1]
3.2	Bylaws [2]
3.3	Certificate of Change to Authorized Capital [3]

Exhibit Number	Description of Exhibit
3.4	Articles of Merger [3]
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty [4]
10.2	Form of Investment Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd [5]
10.3	Form of Registration Rights Agreement dated January 19, 2012 with Fairhills Capital Offshore Ltd [5]
10.4	Form of Subscription Agreement [6]
10.5	Form of Stock Option Agreement [7]
10.6	Form of Warrant Certificate [8]
10.7	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. [9]
14.1	Code of Ethics[3]
21.1	Subsidiaries: Big Chunk Corp
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS	XBRL INSTANCE DOCUMENT [10]
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA [10]
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE [10]
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE [10]
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE [10]
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE [10]

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
10 Filed as an exhibit to our Annual Report on Form 10-K, filed with the SEC on May 16, 2014.

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
Dated: April 14, 2015

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James A. Briscoe

James A. Briscoe
Chief Executive Officer, Director and
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 14, 2015

By: /s/ John Guilbert	By: /s/ Gary Musil

Dr. John Guilbert	Gary Musil
Director	Secretary and Director
Dated: April 14, 2015	Dated: April 14, 2015

By: /s/ Pete O'Heeron	By: /s/ Keith Brill

Pete O'Heeron	Keith Brill
Director	Director
Dated: April 14, 2015	Dated: April 14, 2015