Form 10-K/A
period 2014-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2015-04-22
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 to its Form 10-K in its entirety to include additional detail and correction regarding our mineral claims under Part I, Item 2. Properties, including claim descriptions.

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

Big Chunk-AK Claims
BC 641 - BC 648	BC 797-798
BC 677	BC 817-818
BC 684 -691	BC 822
BC 713	BC 837-846
BC 720- 721	BC 864
BC 727	BC 1011-1014
BC 757	BC 1017-1018
BC 767 - 768	BC 1021-1022
BC 787	BC 1104-1105
BC 1113-1115
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
Dated: April 21, 2015

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James A. Briscoe

James A. Briscoe
Chief Executive Officer, Director and
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 21, 2015

By: /s/ John Guilbert	By: /s/ Gary Musil

Dr. John Guilbert	Gary Musil
Director	Secretary and Director
Dated: April 21, 2015	Dated: April 21, 2015

By: /s/ Pete O'Heeron	By: /s/ Keith Brill

Pete O'Heeron	Keith Brill
Director	Director
Dated: April 21, 2015	Dated: April 21, 2015