Form 10-K
period 2015-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2015-05-01
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

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
Yes [X] No [ ]

Indicate by check mark if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

898,324,979 shares of Common Stock @ $0.0138 (1) = $12,396,885

(1) Closing price on July 31, 2014 was $0.0138.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
1,062,726,992 shares of Common Stock issued and outstanding as of April 30, 2015.

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

As used in this annual report, the terms "we", "us", the “Company” and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Big Chunk Corp and Hay Mountain Super Project, LLC., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

Business development

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. We are in the exploration phase of operations and have not generated any revenues from operations.

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

To date, we have not generated any revenues. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Competition

We are a mineral resource company engaged in the business of mineral exploration. We compete with other mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may impact our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete for mineral properties of merit with other exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional mineral properties.

Many of the resource exploration companies with whom we compete may have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the States of Arizona and Alaska.

We are required to perform annual assessment work in order to maintain the Big Chunk Alaska State mining claims. If annual assessment work is not performed we must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per 1/4 section (160 acre) claim or $100 per 1/16 section (40 acre) claim extends the claims for a one year period. Assessment work performed in excess of the required amount may be carried forward for up to 4 years to reduce future obligations for assessment work. Since we have excess of the required amount remaining from work performed within the four year period, assessment work was not required, but was and will be carried forward up to 4 years.

The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $680 per mineral claim and escalate with the age of the mining claim. The rental period begins at noon September 1 st through the following September 1 st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. The rentals of $6,120 to extend the Big Chunk claims through September 1, 2015 were paid in November 2014. The estimated state rentals due for the Big Chunk claims by November 30, 2015 for the period from September 1, 2015 through September 1, 2016 are $6,120. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

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

We are required to pay annual rentals to maintain our North Pipes federal lode mining claims in good standing. The rental period begins at 12:01 PM on September 1 st through the following September 1 st at 12:00 and rental payments are due by the first day of the rental period starting at 12:01 PM. The annual rental is $155 per claim. Additional fees of $57 per claim are due in the first year of filing a federal lode mining claim along with the first year’s rent. The rentals of $32,705 for the period from September 1, 2014 to September 1, 2015 have been paid. The annual rentals due by September 1, 2015 of $32,705 are required to maintain the North Pipes claims for the period from September 1, 2015 through September 1, 2016. There is no requirement for annual assessment or exploration work on the federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1 st through the following September 1 st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rentals fees of $4,030 for the period from September 1, 2014 to September 1, 2015 have been paid. The annual rentals due by September 1, 2015 of $4,030 are required to maintain the East Silver Bell claims are for the period from September 1, 2015 through September 1, 2016. There is no requirement for annual assessment or exploration work on the federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for our Tombstone project in the State of Arizona. The rental period begins at noon on September 1 st through the following September 1 st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. Additional fees of $57 per claim are due in the first year of filing a federal lode mining claim along with the first year’s rent. The rentals and initial filing fees of $14,725 for the period from September 1, 2014 to September 1, 2015 have been paid. The annual rentals due by September 1, 2015 of $ $14,725 are required to maintain the Tombstone claims for the period from September 1, 2015 through September 1, 2016. There is no requirement for annual assessment or exploration work on the federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the federal lode mining claims. Beginning September 1, 2011 at 12:01 PM, Liberty Star started and subsequently completed staking 9 federal lode mining claims along the east edge of old patented mining claims in the main producing part of the old Tombstone mining area. These new claims are adjacent to the south end of the Walnut Creek TS claim block and are also named the TS claims. These claims occupy fractional land areas open to location by federal lode mining claims.

We are required to pay annual rentals for our Arizona State Land Department (“ASLD”) Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain Project in the State of Arizona. A mineral exploration permit is permission from ASLD to prospect and explore for minerals on State Trust land. Exploration is any activity conducted for the purpose of determining the existence of a valuable mineral deposit, such as: geologic mapping, drilling, geochemical sampling, and geophysical surveys. Prior to exploration, the Plan of Operations must be approved by ASLD. The permitting process for an exploration permit takes a minimum of sixty (60) days. If the application is approved, the initial rent is $2 per acre. If renewed, no additional rents are due for the second year. Rents are set at $1 per acre for years 3 thru 5. Work expenditure requirements are: $10 per acre for years 1-2; and $20 per acre for years 3-5. Removal of any minerals or materials from State Trust land without the appropriate lease or permit is prohibited. The permit is valid for one year from the due date of the rental and bond. If renewal requirements are met, the permit can be renewed annually for up to five years. If discovery of a valuable mineral deposit is made, the permittee must apply for a mineral lease before actual mining activities can begin. A mineral lease permits the mining of minerals discovered under the exploration permit. The approval process takes a minimum of six (6) months. The mineral lease is issued for a term of twenty (20) years. Leases may be renewed for an additional term. Both rents and royalties are determined by appraisal. Royalties may be based on: 1) a fixed rate subject to annual adjustment; or 2) a sliding-scale rate which is linked to a commodity index price and the operation's break-even price. There is a statutory minimum royalty rate of 2% of gross value. These AZ MEPs require a reclamation bond of $3,000 which we currently hold. The first year’s rental has been paid for these MEPs and the escalating rental is due on the anniversary of the MEP each year. After the end of the 4th year, the MEPs must transition to a State Mineral Lease upon satisfaction of the State Mineral Inspector that economic indications of a minable deposit exist. After commencement of mining, the State of Arizona shall be paid a minimal net smelter return after taking into consideration any extenuating mining challenges royalty but not less than a 2% gross royalty. The rental period begins on September 30 th through the following September 29 th and rental payments are due by the first day of the rental period. We hold AZ MEP permits for 2,366.88 acres at our Tombstone project. Required minimum work expenditures for the period ended September 29, 2015 are$42,537. The annual rentals due by September 30, 2015 to maintain the AZ MEP permits are $4,867.

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

Personnel

Currently we employ one full time geologist who is also our CEO, CFO, and Chairman of the Board, James Briscoe. We also employ one full time executive for management of finance and accounting, one as-needed PhD consulting geologist specializing in GIS computer mapping and database creation, one full time geo-tech, who is also our manager of field operations, one investor relations representative, and one CPA on an as needed basis. We hire consultants for investor relations, exploration, derivative accounting, and administrative functions also on an as needed basis.

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

Our warehouse

On June 1, 2011 we rented a warehouse located at Building No. 1, 7900 South Kolb Road, Tucson, Arizona 85706. We rent this warehouse space for $3,673 per month. The lease is in effect until May 31, 2015. In addition to using the warehouse for standard purposes, such as storage of our exploration equipment, supplies and samples, the warehouse space also includes office facilities.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2015.

North Pipes Super Project (“North Pipes” and “NPSP”):

We hold a 100% interest in 211 (unpatented) federal lode mining claims strategically placed on the Arizona Strip. The 211 unpatented federal lode mining claims with an area of 3,668 acres include breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the earth’s crust sometimes identified by a surface depression, or surface bump or no visible surface expression at all, and contain a high concentration of fragmented rock “breccia” sometimes cemented by uranium and other minerals. We plan to ascertain whether our North Pipes claims possess commercially viable deposits of uranium. Due to the moratorium of location of lode mining claims on the Arizona Strip and the low price of U3O8 we have no current exploration plans and will not until the uranium price increases and the moratorium expires in about 15 years. We intend to hold a strategic position until such time that it is economically feasible to mount a new drilling program. We want to take advantage of more than a million dollars of exploration data which was acquired by Liberty Star when uranium prices were higher and before the moratorium was instituted.

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

North Pipes-AZ Claims
11 BC Claims	8 JN Claims	6 SA Claims
1 BP Claims	4 JT Claims	25 SG Claims
7 BR Claims	20LA Claims	7 SR Claims
1 BT Claim	1 LC Claims	17 ST Claims
2 CV Claims	12 LR Claims	1 VP Claims
1 FT Claims	4 NT Claims	2 WB Claims
14 GN Claims	5 PE Claims	1 WC Claims
7 GP Claims	3 RC Claims	4 WR Claims
1 HC Claims	18 RW Claims	1 WS Claims
1 HR Claims	20 RX Claims	6 WZ Claims

211 Claims - 3,688 Acres

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

Stereoscopic geologic color air photo interpretation (photo-geology): Stereoscopic geologic interpretation of 1:24,000 (1 inch = 2,000 feet) high resolution color air photographs were contracted for and completed by Dr. Karen Wenrich and Edward Ulmer, a Registered Professional Geologist. Dr. Wenrich worked on the Arizona Strip uranium bearing breccia pipes almost exclusively during her twenty three year tenure with the United States Geological Survey from which she is now retired. During this period of study she authored many professional papers on breccia pipes of the Grant Canyon area, and is considered a foremost expert on them. Mr. Ulmer worked on the Arizona Strip in the mid to late 1970s working on both imagery interpretation and surface geology.

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

Total costs including claim staking (initially in 2005), claim maintenance (see PART I ITEM1. Business. “Compliance with Government Regulation” in each Form 10K for the years ended January 31, 2006 through January 31, 2015) and a drilling program (exploratory) in calendar years 2007 and 2008, are $5,220,794.

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

Currently there are no planned costs for the North Pipes Super Project unless commodity prices, specifically for uranium, increase sufficiently to make exploration financially tenable. The Moratorium on acquiring any additional land has also negatively affected the current investment climate for such work. However we have a letter agreement with Mr. Andrew Mueller to option our existing claims North Pipes claims to him for mining using his vertical bore technology. He believes this will make the Pipes exploitable.

Big Chunk Super Project (“Big Chunk”) – Location, claims, geology and technical studies:

We hold a 100% interest in 9 State mining claims in the Iliamna region of Southwestern Alaska with an area of 1,440 acres, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium, rhenium and zinc. Due to decisions made by the EPA regarding the nearby Pebble Deposit we have no immediate exploration plans, however, we intend to hold our land position until such a time we determine it is clear that exploration is economically viable again.

Big Chunk-AK Claims
BC 817	BC 1114
BC 818	BC 1115
BC 841
BC 842
BC 1104
BC 1105
BC 1113
9 BC Claims- 1,440 acres

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

In 2011, the Company engaged the international firm of SRK Consulting, Engineering and Scientist of Tucson (“SRK”) through its Tucson, Arizona office to prepare a Technical Report in the same format of the internationally accepted Canadian National Instrument NI 43-101. Because the Company’s stock does not trade on any Canadian stock exchanges, this Technical Report was not submitted to SEDAR, the electronic system for the official filing of documents by public companies and investment funds across Canada. In their report which encompasses some 194 pages of technical data, they compared the Northern Dynasty NI 43-101 geologic and drill data, published on the Northern Dynasty web site in its entirety, to results of Liberty Star’s technical work on the Big Chunk ground. They concluded amongst other things: (1) Twenty seven scout diamond drill holes drilled by Liberty Star in 2004 – 2005 intersected the same rock types as were intersected in the exploration drilling on the Pebble deposit (2) All drill holes, which were spaced over some 500 square miles, intersected the outer shell or propylitic halo of multiple porphyry copper systems, which is the model co-developed by our director, Dr. John Guilbert; and (3) Copper and molybdenum sulfides along with low grade gold were intersected in two drill holes in the White Sox target area. “This mineralization and associated alteration may indicate a porphyry Cu-Mo system” (SRK Big Chunk Technical Report- page 109, 11.2 Results of Drilling). After publication of the report in August of 2012 during a review of core logs it was discovered that diamond core hole 1003 showed characteristic copper and molybdenum chalcopyrite and molybdenite, as well as lead, zinc and silver. The hole was stopped prematurely in increasing values of these metals at a depth of 206.4 meters. The area of the Big Chunk Claims is largely covered by glacial debris, soil, and tundra. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is no road access to the properties, but such public road access is planned for the Pebble mine, and as currently planned, that road will cross the Company’s land, and be accessible for the Company’s use. Extensive geotechnical data on the Big Chunk claims has been acquired between startup of 2004 and the current time. Extensive geophysical data has been acquired by the Company of several types, which includes the following:

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

(3) Liberty Star contracted with Geotech Limited of London, Ontario, Canada to run their ZTEM Electro Magnetic (EM) airborne survey equipment over the Big Chunk project. This thoroughly tested system can look down 2,000 meters (6,000 feet) in to the crust of the earth and detect sulfide mineralization associated with porphyry copper-gold systems, as well as other geologic features. This survey was completed in August 2009. The survey covered 315.2 sq. kilometers (121.7 sq. miles) and consisted of north-south lines spaced 250 meters apart on our Big Chunk Super Project mineral claims. In May 2010, Liberty Star received feedback from Geotech Ltd. that its interpretation showed at least 4 to 7 signatures that are consistent with porphyry copper responses. The 2D computer model shows typical low responsive areas, which could correspond to an ore mineral core zones with a surrounding responsive cylinders representing a pyrite halos typical of Porphyry copper systems. For control, Geotech flew a survey the day after completing the Big Chunk survey, over the Pebble mineral deposit. The anomalies on Big Chunk show strong similarities to the Pebble.

During the field seasons of 2004 and 2005 Liberty collected approximately eleven thousand geochemical samples. The sampling program was designed by both consulting geochemist, Shea Clark Smith, of MEG Laboratories in the Reno area of Nevada, and Liberty Chief Geologist, James Briscoe. The sampling program was based on many years of geochemical studies and sampling throughout the world by Mr. Smith and his Master’s Degree thesis on sampling tundra plants and detecting metals in their woody stems reflecting metals at depth. Further, Mr. Smith and Mr. Briscoe used this technique to locate buried porphyry copper deposits in the Silver Bell district (see discussion of the East Silver Bell Project in this report) near Tucson, Arizona in 1996 -1998. The methodology was conceived, discovered and proven in a well-known porphyry district south of Tucson, Arizona between the periods 1950 to 1955. At Big Chunk the samples collected included: (1) stream sediment; (2) stream water; (3) pond and small-lake water; (4) soil samples; and (5) vegetation sampling new growth of woody plants. These samples were analyzed by Acme Labs, a Certified Assayer in Canada for 64 elements for each sample. For the eleven thousand samples, this resulted in approximately seven hundred thousand separate analyses including blanks, repeat and control samples part of the QA/QC (Quality Assurance Quality Control) procedures. Because of the overload worldwide in all assay labs at the time, turnaround time for the assays was up to three or more months. After receipt of the samples, they were processed using computer techniques and the results analyzed and interpreted. Known indicator elements, including porphyry copper-gold mineral center elements, formed typical porphyry copper center anomaly zones. Additionally, samples taken by Liberty Star over the Pebble deposit, with the permission of Northern Dynasty, indicated that mineral body to be detectable by these methods. The geochemical methodology was used by the US Geological Survey, under contract for the Pebble partnership over the Pebble mineral zone, and data was published in 2010. It was again shown to be effective in indicating the Pebble deposit mineralization at depth. The anomalies generated by both deep looking ZTEM and geochemistry by Liberty Star have been tested by published results from drilling in the Pebble mineral body. The same types of targets in the Liberty Star Big Chunk have yet to be tested by drilling in a significant way.

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income in April 2014. As of January 31, 2015, we had no principal or interest outstanding for the 2010 Convertible Note.

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

We hold 95 unpatented standard federal lode mining claims with an area of 1,798.68 acres located due east and southeast of the town of Tombstone, Arizona. The Walnut Creek Project is located immediately east of the town of Tombstone. The Hay Mountain Project is located 6.5 miles southeast of Tombstone; access is by Hwy 89 and Davis Rd. We also hold Arizona State Mineral Exploration Permits (MEPs) covering (2,366.88 acres) or 3.7 square miles in the same area. We also hold an option to explore 29 unpatented standard federal lode mining claims (604 acres out of the total 1,798.68 acres) located in the same region. On April 29, 2008 Liberty Star announced that it had leased, with an option to purchase, three properties from JABA US Inc. in Arizona and Nevada, USA. Liberty Star President James A. Briscoe controls JABA US INC and Dr. J. M. Guilbert, Director of the Company, holds a small stock position as well. The properties in Arizona are part of the Tombstone and the 26 claims East Silver Bell projects. The option covering the property in Nevada was sold in October, 2008 to NPX Metals. Proceeds from that sale were loaned immediately back to Liberty Star by Mr. Briscoe. For the remaining claims, according to the option agreement, Liberty Star could earn up to 100% interest by keeping up annual assessment work and spending $175,000 in exploration expenditures on the properties between April 2008 and January 1, 2011. This provision payment of assessment and related expenses has been met and option agreement has been maintained over the Tombstone and East Silver Bell Claims.

LIBERTY STAR
TOMBSTONE-AZ	JABA Optioned Claims
Federal Unpatented Claims
Claim Names
HM 87-143	TS 129- 152
TS 168-176	TS 163- 167
Claim Acreage
57 HM Claims- 1095.18 acres	29 TS Claims- 604 acres
9 TS Claims- 99.5 acres

State Exploration Permits
5 State MEP's- 2,366.88 acres

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

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under the SEC's Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our mine(s) that may be developed in the future would be subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. We do not own any mines in the United States and as a result, this information is not required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Markets Group’s OTCQB under the trading symbol “LBSR”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects.

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTCQB:

	OTCQB (1)
Quarter Ended	High	Low
January 31, 2015	$0.0199	$0.0084
October 31, 2014	$0.0146	$0.0114
July 31, 2014	$0.0210	$0.0115
April 30, 2014	$0.0235	$0.0120
January 31, 2014	$0.0290	$0.0145
October 31, 2013	$0.0366	$0.0185
July 31, 2013	$0.0233	$0.0080
April 30, 2013	$0.0165	$0.0093

(1)

These bid prices were taken from OTC Markets Group’s quarterly trade and quote summary report. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

Our common stock is issued in registered form. The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 USA (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of April 30, 2015, the shareholders' list for our common stock showed 1,062,726,992 shares issued and outstanding with 94 registered stockholders and approximately 8,500 stockholders whose names and contact information we have and an unknown number of unregistered stockholders whose shares are held in their brokerage accounts. The closing sale price for our common stock on April 30, 2015, as reported on the OTCQB was $0.0031.

Recent Sales of Unregistered Securities

In March 2014, the Company issued 1,000,000 units of common stock to a designee of MBGS, LLC, pursuant to a settlement agreement with Northern Dynasty which discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note (See Note 7). Each unit consists of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The fair value of the common stock issued was $17,500, which was recorded as an expense upon issuance of the units. The 500,000 warrants, which have an exercise price of $0.028 and have a three year term with a fair value of $6,440. The fair value was expensed and a derivative liability was recorded for the fair value of the warrant on the date of issuance of the units. The change in the fair value of the derivative liability between the date of issuance and the year ended January 31, 2015 was recorded in other income and expense. In issuing these securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933, as amended.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note (the “August 2014 Note”) dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion. As of January 31, 2015, we had $157,791 principal and interest outstanding for this Note. We issued the security to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note (the “October 2014 Note”) to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015 and bears interest at the rate of 10% per annum. There is a $5,000 original issuance discount on the Note. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. As of January 31, 2015, we had $108,136 principal and interest outstanding for this Note. We issued the security to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 3, 2014, we entered into a note purchase agreement, whereby we agreed to issue a convertible note (the “December 2014 Note”) to lender in the principal amount of $210,000. There is a $10,000 original issuance discount on the Note. The initial purchase price was $105,000 of consideration of which $100,000 was received our company and $5,000 was retained through the original issue discount.. The Note bears interest at 10%, is due on December 3, 2016, and is convertible after six month at a 37.5% discount to the average of the daily VWAP prices for the previous 5 trading days before the date of conversion. As of January 31, 2015, we had $106,697 principal and interest outstanding for this Note. We issued the security to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

During the year ended January 31, 2015, the Company issued 6,424,979 units to three investors for total proceeds of $73,000. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have exercise prices ranging from $0.015 to $0.021 and have a three year term. In issuing these securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933, as amended.

Between February and April 2015, $125,000 of the December 2014 Note was converted into 29,248,823 shares of the Company’s common stock. We issued the securities to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Between February and April 2015, $105,734 of the promissory note issued in August 2013 for a principal sum of $555,000 was converted into 30,800,000 shares of the Company’s common stock. In issuing these securities we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In March and April 2015, $160,833 of the August 2014 Note was converted into 56,676,739 shares of the Company’s common stock. We issued these securities to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In April 2015, $52,320 of the October 2014 Note was converted into 26,000,000 shares of the Company’s common stock. We issued these securities to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

All proceeds will be used for working capital and exploration expenses.

Equity Compensation Plan Information

As of January 31, 2015, we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

				Number of securities
				remaining available for
		Number of securities to	Weighted-average	further issuance as at
		be issued upon exercise	exercise price of	January 31, 2015
		of outstanding options	outstanding options as	(excluding securities
	Total number of	as at January 31, 2015	at January 31, 2015	reflected in column (a))
Plan category	securities authorized	(a)	(b)	(c)
2004 Stock Option Plan	962,500	834,874	$0.671	127,626
2007 Stock Option Plan	2,500,000	2,450,000	$0.860	50,000
2010 Stock Option Plan	95,500,000	83,000,000	$0.038	12,500,000

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

Overview

We are an exploration company engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk Corp. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified within a mineral province such as the Arizona Strip or a large structural feature such as calderas which occur at Big Chunk, East Silver Bell, and Tombstone, any one or more of which could potentially contain commercially viable quantities of minerals.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $53,517 as of January 31, 2015. We had negative working capital of $1,251,939 as of January 31, 2015. We had cash inflows from financing activities of $968,657 for the year ended January 31, 2015. We will need additional funds in order to proceed with our planned exploration program.

Letter Agreement and Secured Convertible Notes with Northern Dynasty Minerals Ltd.

On July 15, 2010, we issued a secured convertible promissory note (the “2010 Convertible Note”) to Northern Dynasty Minerals Ltd (“Northern Dynasty”). The original advanced amount was $4,000,000 and bore interest at a rate of 10% per annum compounded monthly (the “Loan”). On August 17, 2010, we transferred 95 of our Alaska State mineral claims from the Big Chunk Super Project to Northern Dynasty for consideration of $1,000,000 of the original advanced amount under the Convertible Note, leaving $3,000,000 of the Loan amount outstanding. No interest accrued on the $1,000,000 of the original advanced amount. Effective September 1, 2011 the agreement with Northern Dynasty was amended to increase the 2010 Convertible Note by $561,816 to reimburse Northern Dynasty for assessment work, rental fees, cash in lieu of assessment work and filing fees on the mineral claims that was paid in fiscal 2011 and fiscal 2012 because we could not come to an agreement on an earn-in option and joint venture agreement with Northern Dynasty. On February 29, 2012, with effect from November 30, 2011, we executed an additional convertible promissory note (the “2011 Convertible Note” and together with the 2010 Convertible Note, the “Convertible Notes”) in the amount of $168,358 in reimbursement to Northern Dynasty of assessment work, rental fees and filing fees on our mineral claims. Principal balance of the Convertible Notes at January 31, 2015 and 2014 was $0 and $3,730,174, respectively. Accrued interest on the Convertible Notes at January 31, 2015 and 2014 was $0 and $1,465,059.

As part of the transactions noted above, we entered into a letter agreement with Northern Dynasty whereby, subject to negotiating and signing a definitive earn-in option and joint venture agreement, Northern Dynasty could earn a 60% interest in our Big Chunk and Bonanza Hills projects in Alaska (the “Joint Venture Claims”) by spending $10,000,000 on those properties over six years. The outstanding loan amounts from Northern Dynasty could be applied as part of Northern Dynasty’s earn-in requirements. Northern Dynasty’s minimum annual expenditures under the earn-in would be the minimum level necessary to keep the Joint Venture Claims in good standing. Northern Dynasty could elect to abandon the earn-in at any time on 30 days’ notice, so long as sufficient annual labor was performed, or a cash payment in lieu of labor was made, in order to fulfill the annual labor requirements for the Joint Venture Claims for a minimum of 12 months after termination of the earn-in. No joint venture agreement was agreed upon and as such, Northern Dynasty could demand payment of the funds due under the Convertible Notes at any time upon 45 days’ notice.

The Convertible Notes were secured against our Big Chunk and Bonanza Hills property. The Convertible Notes were due for repayment 45 days after the earlier to occur of: (i) Northern Dynasty’s completion of its earn-in to the Joint Venture Claims unless it had elected to deem the entire outstanding balance of the Convertible Note (including interest thereon) to be part of the earn-in expenditure requirements and (ii) termination of Northern Dynasty’s earn-in right by voluntary abandonment provided that $1,000,000 in expenditures had been made; or (iii) termination of Northern Dynasty’s earn-in right on account of a superior third party joint venture offer.

Provided a minimum of $1,000,000 was expended by Northern Dynasty on earn in expenses, the Convertible Notes were convertible until repaid or deemed repaid, into common shares of our company at the 5 day volume weighted average trading price immediately prior to Northern Dynasty giving a notice of conversion less the maximum allowable discount applicable as if our shares were listed on the TSX Venture Exchange.

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income in April 2014. As of January 31, 2015, we had no principal or interest outstanding for the 2010 Convertible Note.

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

In connection with the Fairhills Agreement, we also entered into a registration rights agreement with Fairhills. Pursuant to this registration rights agreement, we registered with the Securities and Exchange Commission 185,000,000 shares of the common stock underlying the Investment Agreement.

Investment Agreement with Dear Valley Management, LLC

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

Other Financing Agreements

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

On November 18, 2013, we entered into a securities purchase agreement (the “November 2013 Note”), whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The proceeds from the note were $225,000, which created an original issue discount of $25,000. The note was payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. On November 13, 2014, we entered into an Assignment of Promissory Note & Acknowledgment, whereby we consented to an assignment of the note to another lender, pursuant to which $250,000 remains owing by the Company. The maturity date of the November 2013 Note was extended to November 18, 2015. From November 2014 through January 2015, the new noteholder converted principal of $102,500 into 11,792,944 shares of the Company’s common stock. As of January 31, 2015, we had $147,500 principal outstanding for the November 2013 Note.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note (the “August 2014 Note”) dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion. As of January 31, 2015, we had $157,791 principal and interest outstanding for this Note.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note (the “October 2014 Note”) to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015 and bears interest at the rate of 10% per annum. There is a $5,000 original issuance discount on the Note. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. As of January 31, 2015, we had $108,136 principal and interest outstanding for this Note.

On December 3, 2014, we entered into a note purchase agreement, whereby we agreed to issue a convertible note (the “December 2014 Note”) to lender in the principal amount of $210,000. There is a $10,000 original issuance discount on the Note. The initial purchase price was $105,000 of consideration of which $100,000 was received our company and $5,000 was retained through the original issue discount.. The Note bears interest at 10%, is due on December 3, 2016, and is convertible after six month at a 37.5% discount to the average of the daily VWAP prices for the previous 5 trading days before the date of conversion. As of January 31, 2015, we had $106,697 principal and interest outstanding for this Note.

We also entered into certain private investment agreements where we received a total of $474,251 in proceeds.

Results of Operations for the year ended January 31, 2015

We had net income of $4,115,431 for the year ended January 31, 2015 compared to a net loss of $2,318,047 for the year ended January 31, 2014. Net income increased by $6,433,478 due to the $5,322,943 gain on the debt settlement of debt with Northern Dynasty, a decrease in salaries and benefits of $220,322 due to a decrease in stock option grants, and a decrease in geological and geophysical costs of $290,067 due to decreased survey and land research.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the year ended January 31, 2015 reflect financial information for the years ended January 31, 2015 and 2014.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the years ended January 31, 2015 and 2014. Our accumulated stockholders’ equity (deficit) at January 31, 2015, was $(1,326,859) and the net loss from operations for the year ended January 31, 2015 was $1,046,784. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2015. Our total stockholders’ equity (deficit) at January 31, 2015 was $(1,326,859).

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

Development Stage

During the fiscal year 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

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

Common stock purchase warrants

We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value. The valuation of the derivative liability of the warrants is determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value.

Changes in officers and directors

On October 20, 2014, we appointed Brett Gross as a director of our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Liberty Star Uranium & Metals Corp.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. and its subsidiaries (collectively, the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Star Uranium & Metals Corp. and its subsidiaries as of January 31, 2015 and 2014, and the results of their operations, changes in stockholders’ equity (deficit), and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, and requires additional funds for further exploratory activity prior to attaining a revenue generating status. In addition, the Company may not find sufficient ore reserves to be commercially mined. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MaloneBailey, LLP
Houston, Texas

May 1, 2015

28

LIBERTY STAR URANIUM & METALS CORP.
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2015	2014

Assets

Current:
Cash and cash equivalents	$53,517	$55,089
Advances	1,052	1,000
Deferred financing costs	-	38,052
Prepaid expenses	88,288	9,109
Total current assets	142,857	103,250

Property and equipment, net	32,338	49,792
Total assets	$175,195	$153,042

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$6,149	$5,594
Convertible notes payable and accrued interest, net of debt discount of $41,928 and $34,584	516,018	4,193,090
Accounts payable and accrued liabilities	250,932	254,261
Accrued wages to related parties	404,992	340,992
Accrued interest	-	1,465,059
Derivative liability	216,705	46,985
Total current liabilities	1,394,796	6,305,981

Long-term:
Long-term debt, net of current portion	561	6,710
Long-term convertible note payable	106,697	-
Total long-term liabilities	107,258	6,710

Total liabilities	1,502,054	6,312,691

Stockholders' deficit
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 920,001,430 and 830,236,231 shares issued and outstanding	9,200	8,302
Stock subscription receivable	(55,673)	-
Additional paid-in capital	49,798,278	49,026,144
Accumulated deficit	(51,078,664)	(55,194,095)
Total stockholders' deficit	(1,326,859)	(6,159,649)

Total liabilities and shareholders' deficit	$175,195	$153,042

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

29

LIBERTY STAR URANIUM & METALS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	January 31,
	2015	2014
Revenues	$-	$-
Expenses:
Geological and geophysical costs	173,057	463,124
Salaries and benefits	293,096	513,418
Public relations	136,453	210,776
Depreciation	27,324	32,827
Legal	79,117	177,472
Professional services	89,785	51,115
General and administrative	223,128	268,236
Travel	24,824	46,268
Net operating expenses	1,046,784	1,763,236
Loss from operations	(1,046,784)	(1,763,236)

Other income (expense):
Interest income	5	15
Interest expense	(643,430)	(522,953)
Gain (loss) on change in fair value of derivative liability	482,697	(31,873)
Gain on settlement of debt	5,322,943	-
Total other income (expense)	5,162,215	(554,811)
Net income (loss)	$4,115,431	$(2,318,047)

Basic net income (loss) per share of common stock	$0.00	$(0.00)

Diluted net income (loss) per share of common stock	$0.00	$(0.00)

Basic weighted average number of shares of common stock outstanding	884,138,341	803,439,114

Diluted weighted average number of shares of common stock outstanding	1,004,926,936	803,439,114

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

30

LIBERTY STAR URANIUM & METALS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Stock	Additional		Total
	Common stock		subscription	paid-in	Accumulated	stockholders’
	Shares	Amount	receivable	capital	deficit	equity
						(deficit)

Balance, January 31, 2013	740,710,265	$7,408	-	$47,912,449	$(52,876,048)	$(4,956,191)
Cashless exercise of common stock purchase warrants	6,087,165	61	-	(61)	-	-
Issuance of common stock and warrants private placement, net	23,606,957	236	-	271,807	-	272,043
Issuance of common shares for cash pursuant to investment agreement	54,145,363	541	-	459,459	-	460,000
Stock issued in exchange for services	2,934,763	29	-	61,909	-	61,938
Shares issued for deferred financing cost	1,225,000	12	-	30,151	-	30,163
Shares issued for settlement of accounts payable	1,526,718	15	-	19,985	-	20,000
Warrants issued for services	-	-	-	7,682	-	7,682
Warrants issued for settlement of accounts payable				22,141		22,141
Stock based compensation				240,622	-	240,622
Net loss for the year ended January 31, 2014	-	-	-	-	(2,318,047)	(2,318,047)
Balance, January 31, 2014	830,236,231	8,302	-	49,026,144	(55,194,095)	(6,159,649)

Issuance of common stock and warrants private placement, net	6,424,979	64	-	72,936	-	73,000
Issuance of common shares for cash pursuant to investment agreement	34,214,226	343	(55,673)	456,581	-	401,251
Stock issued pursuant to legal settlement	1,000,000	10	-	17,490	-	17,500
Stock issued in exchange for services	2,511,628	25	-	53,975	-	54,000
Shares issued for conversion of notes	45,614,366	456	-	423,724	-	424,180
Resolution of derivative liabilities due to debt conversions	-	-	-	256,748	-	256,748
Warrants reclassified to derivative liabilities				(520,552)	-	(520,552)
Stock based compensation				11,232	-	11,232
Net income for the year ended January 31, 2015					4,115,431	4,115,431
Balance, January 31, 2015	920,001,430	$9,200	(55,673)	$49,798,278	$(51,078,664)	$(1,326,859)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

31

LIBERTY STAR URANIUM & METALS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended January 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$4,115,431	$(2,318,047)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	27,324	32,827
Amortization of deferred financing charges	38,052	7,611
Amortization of debt discount	403,579	12,916
Gain on settlement of debt	(5,322,943)	-
(Gain) loss on change in fair value of derivatives	(482,697)	31,873
Share based compensation	11,232	240,622
Common shares issued for third party services	54,000	61,938
Common shares issued pursuant to legal settlement	17,500	-
Warrants issued for third party services	-	29,823
Warrants issued pursuant to legal settlement	6,440	-
Changes in assets and liabilities:
Prepaid expenses	(79,179)	(447)
Other current assets	(52)	(1,000)
Accounts payable and accrued expenses	(3,329)	122,780
Accrued wages related parties	64,000	64,000
Accrued interest	190,283	492,442
Cash flows used in operating activities:	(960,359)	(1,222,662)

Cash flows from investing activities:
Purchase of equipment	(9,870)	(1,418)
Net cash used in investing activities	(9,870)	(1,418)

Cash flows from financing activities:
Payments on long-term debt	(5,594)	(5,090)
Cash paid on deferred financing costs	-	(15,500)
Principal activity on convertible promissory notes	500,000	450,000
Proceeds from the issuance of common stock, net of expenses	474,251	732,043
Net cash provided by financing activities	968,657	1,161,453

Increase (decrease) in cash and cash equivalents	(1,572)	(62,627)
Cash and cash equivalents, beginning of period	55,089	117,716
Cash and cash equivalents, end of period	$53,517	$55,089

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid during the period	$10,587	$17,595
Supplemental disclosure of non-cash items:
Cashless exercise of common stock purchase warrants	$-	$61
Settlement of accounts payable through issuance of common stock	$-	$20,000
Shares issued for deferred financing cost	$-	$30,163
Stock subscription receivable	$55,673	$-
Resolutions of derivative liabilities due to debt conversions	$256,748	$-
Warrants reclassified to derivative liabilities	$520,552	$-
Debt discounts due to derivative liabilities	$382,173	$-
Common stock issued for conversion of debt and interest	$424,180	$-
Original issue discounts	$28,750	$47,500

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

32

LIBERTY STAR URANIUM & METALS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004 we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. We have not generated any revenues from operations.

These consolidated financial statements include the results of operations and cash flows of Liberty Star Uranium & Metals Corp. and its wholly owned subsidiaries, Big Chunk and HMSP. All significant intercompany accounts and transactions were eliminated upon consolidation.

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Big Chunk and HMSP. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents
We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2015 and 2014, we had cash in bank deposit accounts that exceeded federally insured limits of $0 and $0, respectively.

Mineral claim costs
We account for costs incurred to acquire, maintain and explore mineral properties as a charge to expense in the period incurred until the time that a proven mineral resource is established, at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

Long-lived assets and impairment of long-lived assets
Property and equipment is stated at cost. We capitalize all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Property and equipment is reviewed periodically for impairment. The estimated useful lives range from 3 to 7 years.

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

Derivative liabilities
The valuation of the derivative liability of our warrants is determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e. “payoff”) of the option for each path. These payoffs are then averaged and discounted to a current valuation date resulting in the fair value of the option.

The valuation of the derivative liability attached to the convertible debt is arrived at through the use of a Monte Carlo model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes are analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities are assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This leads to a cash flow simulation over the life of the note. A discounted cash flow for each simulation is completed, and is compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

Common stock purchase warrants
We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair market value.

Stock based compensation
The Company recognizes stock-based compensation for all share-based payment awards made to employees based on the estimated fair values, using the Black-Scholes option pricing model.

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable. The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option's vesting periods, which approximates the service period.

Environmental expenditures
Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2015 and 2014.

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

Income taxes
Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2010.

Net income (loss) per share
Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the year ended January 31, 2015, potentially dilutive shares included in the calculation of diluted net income per share included 1,345,666 shares related to warrants and 119,442,929 shares related to convertible promissory notes. For the year ended January 31, 2014, potentially dilutive instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Statement Presentation
Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Recently issued accounting standards
During the fiscal year 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 3 – Going concern

The Company has incurred losses from operations and requires additional funds for further exploratory activity and to maintain its claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financings, debt financings or joint venture agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4– Mineral claims

At January 31, 2015 we held a 100% interest in 211 standard federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2015 we held a 100% interest in 95 standard federal lode mining claims located in the Tombstone region of Arizona. 29 federal lode mining claims are owned by JABA US Inc, an Arizona Corporation in which two of our directors are owners and 66 federal lode mining claims belong to Liberty Star Uranium & Metals Corp. At January 31, 2015 we held Arizona State Land Department Mineral Exploration Permits covering 2,367 acres in the Tombstone region of Arizona.

At January 31, 2015 we held an option to explore 26 standard federal lode mining claims located in the East Silver Bell region of northwest Tucson, Arizona. The mineral claims are owned by JABA US Inc., an Arizona Corporation in which two of our directors are owners.

At January 31, 2015 we held a 100% interest in 9 Alaska State mining claims in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). The transaction for 199 claims transferred to Northern Dynasty in conjunction with our loan settlement agreement has now closed, and is no longer pending.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2015.

NOTE 5 – Prepaid expenses

At January 31, 2015, the company had prepaid approximately $70,000 relating to a private investor event scheduled for a future date. This amount is included in prepaid expenses as of January 31, 2015.

NOTE 6 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2015	January 31, 2014
Geology Equipment (3 to 7 years)	$264,734	$260,521
Vehicles and transportation equipment (5 years)	44,284	50,180
Office furniture and equipment (3 to 7 years)	81,061	75,404
	390,079	386,105
Less: accumulated depreciation and amortization	(357,741)	(336,313)
	$32,338	$49,792

Depreciation expense was $27,324 and $32,827 for the years ended January 31, 2015 and January 31, 2014, respectively.

NOTE 7 – Long-term debt and convertible promissory notes

Note payable to Ford Credit is payable in monthly installments of $544 including interest at a fixed rate of 9.49% through maturity in February 2016. The principal balance at January 31, 2015 and 2014 is $6,710 and $12,304, respectively. The carrying amount of the vehicle that serves as collateral is $6,891and $14,410 at January 31, 2015 and 2014, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

Minimum future debt payments

For the year ending January 31,
2016	$6,149
2017	561
2018 and thereafter	-
$6,710
Less: current maturities	6,149
$561

Following is a summary of convertible promissory notes:

	January 31,	January 31,
	2015	2014
10% convertible note payable with Northern Dynasty Minerals Ltd (“Northern Dynasty”) issued July 15, 2010	$-	$3,730,174
12% convertible note payable issued August 2013, $51,279 due in June 2015 and $93,240 due in September 2015	144,519	247,500
Convertible note payable issued November 2013, due November 2015	147,500	250,000
12% convertible note payable issued August 2014, due August 2015	157,791	-
10% convertible note payable issued October 2014, due October 2015	108,136	-
10% convertible note payable issued December 2014, due December 2016	106,697	-
	664,643	4,227,674
Less debt discount	(41,928)	(34,584)
Less current portion of convertible notes	(516,018)	(4,193,090)
Long-term convertible notes payable	$106,697	$-

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

On November 14, 2012, we signed a loan settlement agreement with Northern Dynasty which would have discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note and would have terminated Northern Dynasty’s earn-in rights. In exchange for the settlement, we initiated the transfer of 199 Alaska mining claims to Northern Dynasty’s subsidiary, U5 Resources. However, MBGS, LLC filed liens against the claims before the transfer could be completed. In March 2014 Liberty Star and Big Chunk entered into a settlement agreement with MBGS, LLC, following a resolution conference conducted in Anchorage, Alaska whereby all Northern Dynasty claims recorded by MBGS, LLC were released. As a result of the settlement agreement with MBGS, LLC, the Company completed its loan settlement agreement with Northern Dynasty and discharged the principal balance and accrued interest for the 2010 Convertible Note and terminated Northern Dynasty’s earn-in-rights. A gain of $5,322,943 for the settlement of the Northern Dynasty debt and accrued interest was recorded in other income in April 2014. As of January 31, 2015, we had no principal or interest outstanding for the 2010 Convertible Note.

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961of the $75,000 of consideration received on June 24, 2014 into 5,900,000 shares of the Company’s common stock. As of January 31, 2015, we had $144,519 outstanding for the August 2013 Note.

On November 18, 2013, we entered into a securities purchase agreement (the “November 2013 Note”), whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The proceeds from the note were $225,000, which created an original issue discount of $25,000. The note was payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. On November 13, 2014, we entered into an Assignment of Promissory Note & Acknowledgment, whereby we consented to an assignment of the note to another lender, pursuant to which $250,000 remains owing by the Company. The maturity date of the November 2013 Note was extended to November 18, 2015. From November 2014 through January 2015, the new noteholder converted principal of $102,500 into 11,792,944 shares of the Company’s common stock. As of January 31, 2015, we had $147,500 principal outstanding for the November 2013 Note.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note (the “August 2014 Note”) dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion. As of January 31, 2015, we had $157,791 principal and interest outstanding for this Note.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note (the “October 2014 Note”) to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015 and bears interest at the rate of 10% per annum. There is a $5,000 original issuance discount on the Note. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. As of January 31, 2015, we had $108,136 principal and interest outstanding for this Note.

On December 3, 2014, we entered into a note purchase agreement, whereby we agreed to issue a convertible note (the “December 2014 Note”) to lender in the principal amount of $210,000. There is a $10,000 original issuance discount on the Note. The initial purchase price was $105,000 of consideration of which $100,000 was received our company and $5,000 was retained through the original issue discount.. The Note bears interest at 10%, is due on December 3, 2016, and is convertible after six month at a 37.5% discount to the average of the daily VWAP prices for the previous 5 trading days before the date of conversion. As of January 31, 2015, we had $106,697 principal and interest outstanding for this Note.

During the years ended January 31, 2015 and 2014, the Company recorded debt discounts of $382,173 and $0, respectively, due to the derivative liabilities, and original issue debt discounts of $28,750 and $47,500, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $403,579 and $12,916 for the years ended January 31, 2015 and 2014, respectively.

In November of 2013, the Company recorded $45,663 of deferred financing costs, of which $15,500 was paid in cash and $30,163 paid with common stock, related to the November 18, 2013 convertible note. The Company recorded amortization of these deferred financing costs of $38,052 and $7,611 for the years ended January 31, 2015 and 2014, respectively.

NOTE 8 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued in August 2013 and November 2013 (See Note 7), that became convertible during the year ended January 31, 2015, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of January 31, 2015:

  The stock projections are based on the historical volatilities for each date. These ranged in the 112-124% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;
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
  For the warrants with reset features, the Company assumed it would issue equity linked instruments in the quarters ended 1/31/15 through 7/31/15 at 70% of market.

Using the results from the model, the Company recorded a derivative liability of $520,552 for the fair value of the tainted warrants previously classified in equity, a derivative liability of $6,440 for newly granted warrants (see note 11) and a derivative liability of $382,173 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a debt discount of $382,173 which is being amortized over the remaining term of the note using the effective interest rate method, and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended January 31, 2015, was $172,968. Additionally, $182,348 of debt discount was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 7). The remaining unamortized debt discount related to the derivative liability was $26,859 as of January 31, 2015. The Company recorded the change in the fair value of the derivative liability as a gain of $482,697 to reflect the value of the derivative liability for warrants and convertible notes as $216,705 as of January 31, 2015. The Company also recorded a reclassification from derivative liability to equity of $256,748 for the conversions of a portion of the Company’s convertible notes.

At January 31, 2014, we estimated the fair value of the derivative liability related to the warrants using level 3 inputs and the Black-Scholes valuation model. We used historical volatility as a method to estimate expected volatility. At January 31, 2014 we had 2,500,000 whole share purchase warrants outstanding that contain a full ratchet down anti-dilution provision which is triggered if we enter into any lower priced issuance than $0.0264 per common share. As a result of these provisions, these warrants were not considered indexed to our common stock and were classified as liabilities under ASC 815. We used the following assumptions to estimate the fair value of the derivative liability related to the warrants at January 31, 2014:

	Expected	Expected dividend	Expected	Risk-free interest
Description	volatility	yield	term	rate
Derivative liability at January 31, 2014	209.37%	0%	2.5	0.69%

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2015	2014
Beginning balance	$46,985	$15,112
Total (gains) losses	(482,697)	31,873
Settlements	(256,748)	-
Additions	909,165	-
Ending balance	$216,705	$46,985

Change in unrealized (gains) losses included in earnings relating to derivatives still held as of January 31, 2015 and 2014	$(482,697)	$31,873

NOTE 9 – Common stock

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

In May, June and July, 2013, we sold 18,001,166 units to six investors for gross proceeds of $182,043. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. The share purchase warrants entitle the investors to purchase one additional common share of our company at prices ranging between of $0.0116 and $0.0173 until July 30, 2016.

In June 2013, one investor exercised 4,263,989 of the May 2007 common stock purchase warrants using the cashless exercise provision. We issued 3,587,165 shares of common stock and cancelled 678,824 common stock purchase warrants pursuant to the cashless exercise provision. No cash proceeds were received.

In August 2013, the company entered into an agreement with an investor relations firm to issue 5,023,256 common shares in exchange for investor relations services, with 50% (2,511,628) issued in October 2013 at a fair value of $54,000, and the remaining 2,511,628 shares to be held by the Company until the Company chose to continue with additional services. These additional services were accepted by the Company during the year ended January 31, 2015, and the 2,511,628 common shares held by the Company were released and classified as issued and outstanding effective July 31, 2014, with an expense of $54,000 recorded for their fair value.

In August 2013, we issued 423,135 shares to an individual in exchange for services valued at $7,938. Additionally, warrants with a fair value of $7,682 were also issued to this individual. The warrants entitle the investor to purchase 423,135 shares of the Company’s common stock and have an exercise price of $0.0263. The warrants have a term of three years and expire August 2, 2016.

In September 2013, we sold 2,157,497 units to one investor for gross proceeds of $50,000. Each unit consisted of one common share of our company and one non-transferable share purchase warrant. Each share purchase warrant entitles the investor to purchase one additional common share of our company at a price of $0.0324 until September 5, 2016.

On October 30, 2013, the Company entered into an investment agreement with KVM Capital Partners LLC, a New York limited liability company (“KVM”). Pursuant to the agreement, KVM has agreed to purchase up to $8,000,000 of our common stock over a period of up to thirty-six (36) months. The purchase price per share to be paid by KVM shall be calculated at a twenty percent (20%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately prior to the receipt by KVM of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the KVM Investment Agreement. In connection with the KVM Investment Agreement, we also entered into a registration rights agreement with KVM, pursuant to which we are obligated to file a registration statement with the SEC covering 244,500,000 shares of our common stock underlying the KVM Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement. On November 6, 2013, we filed form S-1 related to the KVM investment agreement. Between February 2014 and July 2014, pursuant to the KVM investment agreement, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2015. On November 14, 2014, we filed a Post-Effective Amendment to deregister the remaining unsold securities, which became effective on December 2, 2014.

In January 2014, we issued 1,225,000 shares to an individual in exchange for services valued at $30,163. The company recorded the value as deferred financing cost.

In March 2014, the Company issued 1,000,000 units of common stock to a designee of MBGS, LLC, pursuant to a settlement agreement with Northern Dynasty which discharged the $3,730,174 principal balance and $1,592,769 of accrued interest for the 2010 Convertible Note (See Note 7). Each unit consists of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. The fair value of the common stock issued was $17,500, which was recorded as an expense upon issuance of the units. The 500,000 warrants, which have an exercise price of $0.028 and have a three year term with a fair value of $6,440. The fair value was expensed and a derivative liability was recorded for the fair value of the warrant on the date of issuance of the units. The change in the fair value of the derivative liability between the date of issuance and the year ended January 31, 2015 was recorded in other income and expense.

On December 15, 2014, we entered into an investment agreement with Tangiers Investment Group, LLC (“TIG”), whereby TIG has agreed to invest up to $8,000,000 to purchase shares of our common stock. Subject to the terms and conditions of the agreement and a registration rights agreement, we may, in our sole discretion, deliver a notice to TIG which states the dollar amount which we intend to sell to TIG on a certain date. The amount that we shall be entitled to sell to TIG shall be equal to one hundred and fifty percent (150%) of the average daily volume of the common stock for the ten trading days prior to the applicable notice date so long as such amount does not exceed an accumulative amount per month of $100,000 unless a prior approval of TIG is obtained by our company from TIG. The minimum amount shall be equal to $5,000. In connection with the agreement, we also entered into a registration rights agreement dated December 15, 2014, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within thirty (30) days of the date of the registration rights agreement and to have the Registration Statement declared effective by the Securities and Exchange Commission within ninety (90) days after we have filed the Registration Statement. We filed the Form S-1 with the Securities and Exchange Commission on January 16, 2015.

During the year ended January 31, 2015, $321,680 of the August 2013 Note was converted into 33,821,422 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.006 to $0.012.

From November 2014 through January 2015, the holder of the November 2013 Note converted principal of $102,500 into 11,792,944 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.006 to $0.011.

During the year ended January 31, 2015, the Company issued 6,424,979 units to three investors for total proceeds of $73,000. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have exercise prices ranging from $0.015 to $0.021 and have a three year term.

At January 31, 2015 there were 863,500 non-qualified stock options outstanding with a weighted average exercise price of $0.316 per option; of those options 863,500 are exercisable. At January 31, 2015 there were 85,421,374 incentive stock options outstanding with a weighted average exercise price of $0.042 per option; of those options 84,010,886 are exercisable with a weighted average exercise price of $0.042.

During the year ended January 31, 2015 we recognized $11,232 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 10 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2015 and 2014 are 12,500,000 and 12,500,000. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2015 and 2014 are 50,000 and 50,000, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2015and 2014 are 127,626 and 32,876, respectively.

In September 2013, there were 7,423,624 stock options granted at an exercise price of $0.0257 per share, exercisable until September 5, 2023 with a fair value net of forfeitures, at grant date of $210,300. The options granted were 100% vested for directors and shall vest in 25% immediately and 25% over four years increments on a yearly basis over the next four years for employees. In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on our historical volatility. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Remaining stock option expense to be recognized in future periods related to the award is $29,455.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2015 and 2014. Incentive stock options to employees and directors outstanding at January 31, 2015 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining life	Aggregate
	options	exercise price	(years)	intrinsic value
Outstanding, January 31, 2013	90,635,375	$0.047		$-

Granted	7,423,624	0.026
Cancelled	(12,582,875)	0.041
Exercised	-	-
Outstanding, January 31, 2014	85,476,124	$0.047		$-

Granted	-	-
Cancelled	(54,750)	6.710
Exercised	-	-
Outstanding, January 31, 2015	85,421,374	$0.042	1.27	$-

Exercisable, January 31, 2015	84,010,886	$0.042	1.14	$-

The options cancelled during the year ended January 31, 2015 were a result of the options expiring. The options cancelled during the year ended January 31, 2014 were a result of employee terminations. The aggregate intrinsic value is calculated based on the stock price of $0.0086 and $0.0195 per share as of January 31, 2015 and 2014, respectively.

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

		Expected
	Expected	dividend		Risk-free interest
Grant date	volatility	yield	Expected term	rate	Forfeiture rate
January 10, 2012	128%	0%	10 years	2%	10%
December 13, 2012	174%	0%	3 years	0.34%	0%
January 1, 2013	173%	0%	3 years	0.36%	0%
January 1, 2013	171%	0%	3 years	0.41%	0%
September 5, 2013	221%	0%	6.25 years	2.15%	20%

Share-based compensation expense is reported in our statement of operations as follows:

	January 31, 2015	January 31, 2014
Geological and geophysical costs	$4,728	$2,610
Salaries and benefits	4,728	236,509
Investor relations	1,776	1,503
General and administrative	-	-
	$11,232	$240,622

At January 31, 2015 there is $29,455 unrecognized share-based compensation for all share-based awards outstanding with a weighted average remaining period for amortization of 2.8 years.

Non-qualified stock options to non-employee consultants and vendors outstanding as of January 31, 2015 are as follows:

			Weighted
		Weighted	average
	Number of	average	remaining life	Aggregate
	options	exercise price	(years)	intrinsic value
Outstanding, January 31, 2013	903,500	$0.376		$-
Granted	-	-
Expired	-	-
Outstanding, January 31, 2014	903,500	$0.376		$-
Granted	-	-
Expired	(40,000)	1.678
Outstanding, January 31, 2015	863,500	$0.316	1.67	$-

Exercisable, January 31, 2015	863,500	$0.316	1.67	$-

The aggregate intrinsic value is calculated based on the stock price of $.0086 and $0.0195 per share for the years ended January 31, 2015 and 2014, respectively.

NOTE 11 – Warrants

As of January 31, 2015, there were 59,566,708 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.1 years and a weighted average exercise price of $0.024 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2015 and 2014 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2013	94,059,629	$0.055
Issued	25,556,792	0.016
Expired	(46,579,478)	0.071
Exercised	(14,595,214)	0.051

Outstanding, January 31, 2014	58,441,729	$0.026
Issued	6,924,979	0.017
Expired	(5,800,000)	0.037
Exercised	-	-
Outstanding, January 31, 2015	59,566,708	$0.024

Exercisable, January 31, 2015	59,566,708	$0.024

The weighted average intrinsic value for warrants outstanding was $0 and $109,275 as of January 31, 2015 and 2014, respectively.

NOTE 12 – Income taxes

As of January 31 our deferred tax asset is as follows:

	January 31, 2015	January 31, 2014
Deferred Tax Assets	$8,853,000	$10,243,000
Less Valuation Allowance	(8,853,000)	(10,243,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The decrease in the valuation allowance of $1,390,000 during the year ended January 31, 2015 primarily represents the utilization of net operating loss carry-forwards during the period to offset taxable income for the year. The change in the valuation allowance of $730,000 in the year ended January 31, 2014 primarily represents the benefit of the change in net operating loss carry-forwards during the period. As of January 31, 2015, our estimated net operating loss carry-forward is approximately $26,000,000 and will expire beginning in 2025 through 2034.

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

NOTE 13 – Related party transactions

We entered into the following transactions with related parties during the year ended January 31, 2015:

Paid or accrued $6,263 in rent. We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, and President on a month-to-month basis for $522 per month.

At January 31, 2015 we had a balance of accrued unpaid wages of $389,367 to Jim Briscoe, our Chairman of the Board, CEO and CFO and President.

At January 31, 2015, we had a balance of accrued unpaid wages of $15,625 to Larry Liang, our former President.

We have an option to explore 26 standard federal lode mining claims at the East Silver Bell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. During the year ended January 31, 2015 we paid $8,525 in rental fees to maintain the mineral claims in good standing. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and has been extended through June 1, 2013 and now to June 1, 2015. This may additionally be extended in five year periods or increments in the future by any JABA director.

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

NOTE 14 – Commitments and Contingencies

We are required to perform annual assessment work in order to maintain the Big Chunk Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments per year to maintain the claims from 2015 forward will be $3,600. Sufficient assessment work has been performed for Big Chunk to maintain the claims beyond the next labor year.

The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The rentals of $6,120, to extend the Big Chunk claims through September 1, 2015 were paid in November 2014. The estimated state rentals due by November 30, 2015 for the period from September 1, 2015 through September 1, 2016 are $6,120. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine. We are required to pay annual rentals for our federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $140 per claim. The rentals of $60,340 for the period from September 1, 2013 to September 1, 2014 have been paid. The rentals due by September 1, 2014 for the period from September 1, 2014 through September 1, 2015 of $52,640 have not been paid. The rentals due by September 1, 2015 for the period from September 1, 2015 through September 1, 2015 of have not been paid.

We are required to pay annual rentals for our federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals of $32,705 for the period from September 1, 2014 to September 1, 2015 have been paid. The rentals due by September 1, 2015 for the period from September 1, 2015 through September 1, 2016 of $32,705 have not been paid.

We are required to pay annual rentals for our federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rentals of $4,030 for the period from September 1, 2014 to September 1, 2015 have been paid. The annual rentals due by September 1, 2015 of $4,030 are required to maintain the East Silver Bell claims are for the period from September 1, 2015 through September 1, 2016 have not been paid. There is no requirement for annual assessment or exploration work on the federal lode mining claims. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals and initial filing fees of $14,725 for the period from September 1, 2014 to September 1, 2015 have been paid. The rentals due by September 1, 2015 for the period from September 1, 2015 through September 1, 2016 of $14,725 have not been paid. We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th for our Phase 1 permits, and September 14th through September 13th for our Phase 2 permits. On February 7, 2014 we added a new AZ MEP with 480 acres and an initial rental payment of $960.00 with estimated work expenditures of $4,800 due by February 6, 2015 Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 2,366.88 acres at our Tombstone project. We will need to pay rental fees for our Phase 1 AZ MEP’s before September 29, 2014 in the amount of $3,346.88. Required minimum work expenditures for the period ended September 29, 2014 is $36,937.60. The annual rental due by September 13, 2014 to maintain the Phase 2 AZ MEP permits was $540. We also included $800 to cover minimum work expenditure requirements which were due September 13, 2014 to maintain our Phase 2 AZ MEP permits.

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

On June 1, 2011 we rented a warehouse located at Building No. 1, 7900 South Kolb Road, Tucson, Arizona 85706. We rent this warehouse space for $3,645 per month. The lease was in effect until May 31, 2014 with an option to extend for two additional years. The lease was not renewed and is currently on a month to month basis. In addition to using the warehouse for standard purposes, such as storage of our exploration equipment, supplies and samples, the warehouse space also includes office facilities for the use of field geologists and geotechs.

NOTE 15 – Fair value of financial instruments

		Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant and convertible note derivative liability at January 31, 2015	$216,705	-	-	$216,705
Warrant and convertible note derivative liability at January 31, 2014	$46,985	-	-	$46,985

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, convertible notes payable, notes payable, and derivative liability. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the derivative liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the warrant liability are reported in other income (expense) as gain (loss) on change in fair value.

NOTE 16 – Changes in officers and directors

On August 28, 2013, Larry Liang, resigned as the president and a director of our company. On the same date, we appointed James Briscoe as president of our company. On October 20, 2014, we appointed Brett Gross as a director of our company.

NOTE 17– Subsequent events

Between February and April 2015, $125,000 of the December 2014 Note was converted into 29,248,823 shares of the Company’s common stock.

Between February and April 2015, $105,734 of the August 2013 Note was converted into 30,800,000 shares of the Company’s common stock.

In March and April 2015, $160,833 of the August 2014 Note was converted into 56,676,739 shares of the Company’s common stock.

In April 2015, $52,320 of the October 2014 Note was converted into 26,000,000 shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal financial officer, principal accounting officer and principal executive officer, Mr. James Briscoe, conducted this evaluation. Based on this evaluation, our principal financial officer, principal accounting officer and principal executive officer made the determination that its disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our principal financial officer, principal accounting officer and principal executive officer conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2015.

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

Changes in Internal Control over Financial Reporting

Remediation of Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified material weaknesses during its assessment of internal controls over financial reporting as of January 31, 2014. Following is a summary of the weaknesses identified and their remediation during the year ended January 31, 2015:

Segregation of duties: Due to the small size of the Company, there is a lack of segregation of duties.

Remediation: Previously, there was a lack of segregation of duties due to the small size of the Company, specifically, the small number of individuals involved in recording transactions and preparing the financial statements. To remediate this weakness, the Company hired a consulting firm in the quarter ended April 30, 2014 to assist with the duties of measuring and recording derivative related transactions, and hired a new outside accounting advisor in the quarter ended July 31, 2014 to assist with the duties of recording transactions and preparing financial statements. Since implementing these changes, the number of adjusting entries arising from the quarterly review of our interim financial statements has been significantly reduced. Accordingly, we believe we’ve corrected this material weakness beginning with the quarter ended July 31, 2014.

Complex accounting issue review: The Company lacked multiple reviews on complex accounting issues which occurred during the year.

Remediation: To remediate this weakness, the Company hired a consulting firm to assist with derivative accounting and an outside accounting advisor to assist with our reporting beginning with the quarters ended April 30, 2014 and July 31, 2014, respectively. As a result, we believe we’ve corrected this weakness beginning with the quarter ended July 31, 2014.

Based on these changes, we believe we’ve corrected the material weaknesses previously identified and believe that our disclosure controls and procedures and internal control over financial reporting were effective beginning with the quarter ended July 31, 2014.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
James Briscoe	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director, President	73	February 3, 2004
Gary Musil	Secretary and Director	63	October 23, 2003
John Guilbert	Director	83	February 5, 2004
Keith Brill	Director	37	December 23, 2009
Peter O’Heeron	Director	51	September6,2012
Brett Gross	Director	55	October 20, 2014

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

John Guilbert – Director

Dr. Guilbert was appointed as one of our directors on February 5, 2004. Dr. Guilbert is a Professor Emeritus at the University of Arizona and is a world-renowned geologist and author of the book The Geology of Ore Deposits, a popular 900 page text used throughout the world and a co-developer of the Lowell-Guilbert porphyry copper model and recipient of two mining awards, the R.A.F. Penrose Medal and the D.C. Jackling Award. These gold medal awards, the most coveted in American Mining, were awarded back-to-back in successive years. Dr. Guilbert has served as a director of Excellon Inc. a Vancouver Stock Exchange listed company from 1992 – 1996. Dr. Guilbert has served as a Board Chairman and director for JABA Inc., an Alberta Stock Exchange (later CDNX then TSX) listed company from 1996 – 2002.

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

We believe Mr. O’Heeron is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working with our company as described above, in addition to his education and business experience as described above. He also catalyzed a negotiation with Northern Dynasty which benefited the company by millions of dollars.

Brett Gross – Director

Mr. Gross joined the board on October 20, 2014. Mr. Gross is a mining engineer (BS, Ohio State University, 1982; MS, Virginia Polytechnic Institute, 1988; PE, Colorado and Alabama) and attorney (JD, University of Denver, 2001) with over 30 years of experience, both domestic and international. His work experience includes surface and underground mining operations, engineering, and delivery of construction mega-projects across multiple industrial and commercial markets, and the practice of law related to each of these sectors. Mr. Gross brings a combination of professional skills that benefits every aspect of our business. Mr. Gross’ engineering career began at Virginia Tech, with research focused on rock mechanics and the stability of underground openings, particularly the phenomenon of “coal bumps” and “rock bursts,” and studying methods to monitor stress changes in the longwall barrier pillar during the onset of the active longwall face. The ensuing years of his career have been intimately involved with a broad spectrum of engineering, operations, management and project delivery. Since 2002, Mr. Gross has practiced law both in private practice and as in-house counsel, negotiating and closing complex deals with what today is among the largest engineering and construction firms in the United States.

We believe Mr. Gross is qualified to serve on our board of directors because of his education and business experience as described above.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held three formal meetings during the year ended January 31, 2015 and two formal meetings during the year ended January 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada corporate law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the year ended January 31, 2015. Shareholders may contact our President, James Briscoe, to recommend nominees to our board of directors.

For the year ended January 31, 2015 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During fiscal years ended January 31, 2015 and January 31, 2014, there were no special meetings held by this committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its board of directors or audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended January 31, 2015, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on March 13, 2004 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Liberty Star Uranium & Metals Corp., 5610 E Sutler Lane, Tucson, Arizona 85712.

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

Summary Compensation Table
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$) (1)	Total (US$)
James Briscoe, Principal Executive Officer, CEO, CFO, Chairman, President and Director	2015 2014	84,000 84,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	64,000 (2) 64,000 (2)	$148,000 $148,000

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)	Mr. Briscoe’s other compensation represents accrued and unpaid wages during the years ended January 31, 2015 and 2014 of $64,000 and $64,000 respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2015.

	Option Awards					Stock Awards
Equity
Incentive
Plan
								Equity	Awards :
								Incentive	Market or
			Equity					Plan	Payout
			Incentive					Awards :	Value
			Plan				Market	Number of	of
			Awards:				Value	Unearned	Unearned
	Number of	Number of	Number of			Number of	of Shares or	Shares,	Shares,
	Securities	Securities	Securities			Shares or	Units of	Units	Units
	Underlying	Underlying	Underlying			Units of	Stock	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that	that Have	Rights that	Rights that
	Options	Options	Unearned	Exercise	Expiration	Have Not	Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
James Briscoe	52,500,000	Nil	Nil	$0.038	8/10/2015	Nil	Nil	Nil	Nil
James Briscoe	75,000	Nil	Nil	$0.88	5/21/2018	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of January 31, 2015, we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1 for 4 reverse stock split on September 1, 2009.

				Number of securities
				remaining available for
		Number of securities to	Weighted-average	further issuance as at
		be issued upon exercise	exercise price of	January 31, 2015
		of outstanding options	outstanding options as	(excluding securities
	Total number of	as at January 31, 2015	at January 31, 2015	reflected in column (a))
Plan category	securities authorized	(a)	(b)	(c)
2004 Stock Option Plan	962,500	834,874	$0.671	127,626
2007 Stock Option Plan	2,500,000	2,450,000	$0.860	50,000
2010 Stock Option Plan	95,500,000	83,000,000	$0.038	12,500,000

On September 5, 2013, we granted incentive stock options and non-qualified stock options to certain of our directors, officers, employees and consultants to purchase an aggregate of 7,423,624 shares of our common stock at an exercise price of $0.03 per share, with a ten year term expiring on September 5, 2023. The options have various vesting terms. No options were granted during the year ended January 31, 2015.

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

Warrants were granted to a director during the fiscal year ended January 31, 2015. There was no other compensation paid or accruing to any director, unless such director is also a named executive officer, during the fiscal year ended January 31, 2015.

		Fees			Nonequity	Non-qualified
		Earned or			Incentive	Deferred
		Paid in	Stock	Option	Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$) (1)	(US$)
John Guilbert	2015	Nil	Nil	Nil	Nil	Nil	Nil	$0
Gary Musil	2015	Nil	Nil	Nil	Nil	Nil	Nil	$0
Keith Brill	2015	Nil	Nil	Nil	Nil	Nil	Nil	$0
Pete O'Heeron	2015	Nil	Nil	Nil	Nil	Nil	Nil(2)	$0
Brett Gross	2015	Nil	Nil	Nil	Nil	Nil	Nil	$0

(1) The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2) 677,507 warrants with an exercise price of $0.207 were granted to this director on July 11, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on April 29, 2015 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 1,062,726,992 shares of common stock issued and outstanding as of April 30, 2015, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
James Briscoe 5610 E Sutler Lane Tucson AZ 85712 USA	54,762,500 (2) (3)	4.91%
Gary Musil 3577 Marshall Street Vancouver BC V5N 4S2 Canada	7,542,000 (3)	0.70%
John Guilbert 961 E Linda Vista Blvd. Tucson AZ 85727 USA	15,032,500 (3)	1.39%
Keith Brill 250 Central Ave Apt B204 New York, NY 11559 USA	2,500,000 (3)	0.23%
Pete O’Heeron 17300 El Camino Real #110 Houston, TX 77058 USA	6,897,987 (4)	0.65%
Brett Gross 16290 E Powers Pl Centennial, CO 80015 USA	6,042,296	0.57%
Directors and Executive Officers as a Group	92,778,033	8.09%

(1)

Based on 1,062,726,992 shares of common stock issued and outstanding as of April 30, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

There are 2,187,500 shares that are held by Alaska Star Minerals LLC. James Briscoe beneficially owns 100% of the membership interest in Alaska Star Minerals LLC. There are 52,575,000 incentive stock options granted to James Briscoe under the 2004, 2007 and 2010 stock option plans that are currently exercisable.

(3)	Includes incentive stock options granted under the 2004, 2007 and 2010 stock option plans that are currently exercisable or exercisable within 60 days.

(4)	Includes incentive stock options granted under the 2004, 2007 and 2010 stock option plans, and warrants, that are currently exercisable or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. Certain Relationships and Related Transactions

There has been no transaction, since February 1, 2013, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities; and

(c)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

We currently act with six directors consisting of James Briscoe, Gary Musil, John Guilbert, Keith Brill, Peter O’Heeron and Brett Gross. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have five independent directors consisting of Gary Musil, John Guilbert, Keith Brill, Peter O’Heeron and Brett Gross.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

For the fiscal year ended January 31, 2015 and 2014, the aggregate fees billed by Malone Bailey, LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K and for the reviews of our consolidated financial statements included in Forms 10-Q were $28,000 and $20,000, respectively.

Audit Related Fees

For the fiscal year ended January 31, 2015 and 2014, the aggregate fees billed for assurance and related services by Malone Bailey, LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $1,100 and $0, respectively.

Tax Fees and All Other Fees

For the fiscal years ended January 31, 2015 and 2014, the aggregate fees billed by Malone Bailey, LLP for other non-audit professional services, other than those services listed above, was $0.

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Malone Bailey, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone Bailey, LLP’s independence.

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation [1]
3.2	Bylaws [2]
3.3	Certificate of Change to Authorized Capital [3]
3.4	Articles of Merger [3]
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty [4]
10.2	Form of Subscription Agreement [5]
10.3	Form of Stock Option Agreement [6]
10.4	Form of Warrant Certificate [7]
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. [8]
10.6	Convertible Note issued to JSJ Investments Inc. [9]
10.7	Securities Purchase Agreement dated October 15, 2014 [10]
10.8	Convertible Note dated October 15, 2014 [10]
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC [11]
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC
14.1	Code of Ethics [3]
21.1	Subsidiaries: Big Chunk Corp., incorporated in Alaska Hay Mountain Super Project LLC, organized in Arizona
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

_______________________________
[1]	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
[2]	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
[3]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
[4]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
[5]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 13, 2011.
[6]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2012.
[7]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 30, 2012.
[8]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2012.
[9]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 2, 2014.
[10]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 20, 2014.
[11]	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 19, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By: /s/ James A. Briscoe

James A. Briscoe
Chief Executive Officer, Director and
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James A. Briscoe

James A. Briscoe
Chief Executive Officer, Director and
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 1, 2015

By: /s/ John Guilbert	By: /s/ Gary Musil

Dr. John Guilbert	Gary Musil
Director	Secretary and Director
Dated: May 1, 2015	Dated: May 1, 2015

By: /s/ Pete O'Heeron	By: /s/ Keith Brill

Pete O'Heeron	Keith Brill
Director	Director
Dated: May 1, 2015	Dated: May 1, 2015

By: /s/ Brett Gross

Brett Gross
Director
Dated: May 1, 2015