Form 10-Q
period 2015-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2015-06-19
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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
Yes [   ]      No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,179,474,020 as of June 18, 2015.

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

Our condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms “we”, “us”, “the Company”, and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Big Chunk Corp. and Hay Mountain Super Project, LLC, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	January 31,
	2015	2015

Assets

Current:
Cash and cash equivalents	$16,706	$53,517
Advances	1,152	1,052
Prepaid expenses	81,250	88,288
Total current assets	99,108	142,857

Property and equipment, net	26,040	32,338
Total assets	$125,148	$175,195

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$5,227	$6,149
Convertible promissory note, net of debt discount of $92,953 and
$41,928	82,116	516,018
Accounts payable and accrued liabilities	264,097	250,932
Accrued wages to related parties	420,984	404,992
Derivative liability	161,512	216,705
Total current liabilities	933,936	1,394,796

Long-term:
Long-term debt, net of current portion	-	561
Long-term convertible note payable	162,649	106,697
Total long-term liabilities	162,649	107,258

Total liabilities	1,096,585	1,502,054

Stockholders' deficit
Common stock - $.00001 par value; 1,250,000,000 shares authorized; 1,065,668,168 and 920,001,430 shares issued and outstanding	10,657	9,200
Stock subscription receivable	(65,673)	(55,673)
Additional paid-in capital	50,702,891	49,798,278
Accumulated deficit	(51,619,312)	(51,078,664)
Total stockholders' deficit	(971,437)	(1,326,859)

Total liabilities and shareholders' deficit	$125,148	$175,195

The Accompanying Notes are an Integral Part of the unaudited Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 30,
	2015	2014
Revenues	$-	$-
Expenses:
Geological and geophysical costs	20,115	44,768
Salaries and benefits	74,157	71,780
Public relations	5,604	40,587
Depreciation	6,298	8,286
Legal	21,426	41,814
Professional services	18,183	24,150
General and administrative	32,810	46,657
Travel	1,471	10,181
Net operating expenses	180,064	288,223
Loss from operations	(180,064)	(288,223)

Other income (expense):

Interest income	1	2
Gain (Loss) on settlement of debt	-	5,322,943
Interest expense	(434,095)	(285,218)
Gain (loss) on change in fair value of derivative liability	73,510	274,631
Total other income (expense)	(360,584)	5,312,358
Net income (loss)	$(540,648)	$5,024,135

Basic net income (loss) per share of common stock	$(0.00)	$0.01

Diluted net income (loss) per share of common stock	$(0.00)	$0.01

Basic weighted average number of shares of common stock outstanding	959,571,781	846,559,898

Diluted weighted average number of shares of common stock outstanding	959,571,781	893,901,745

The Accompanying Notes are an Integral Part of the unaudited Condensed Consolidated Unaudited Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Three Months Ended April 30,
		2015		2014

Cash flows from operating activities:
Net income (loss)		$(540,648)		$5,024,135
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		6,298		8,286
Amortization of deferred financing charges		-		11,416
Amortization of debt discount		424,666		113,218
(Gain) loss on settlement of debt		-		(5,322,943)
(Gain) loss on change in fair value of warrant liability		(73,510)		(274,631)
Share based compensation		2,808		2,808
Common shares issued for third party services		-		17,500
Warrants issued for third party services		-		6,440
Changes in assets and liabilities:				-
Prepaid expenses		7,038		8,570
Other current assets		(100)		-
Accounts payable and accrued expenses		13,165		34,501
Accrued wages related parties		15,992		16,000
Accrued interest		8,962		157,680
Cash flows used in operating activities:		(135,329)		(197,020)

Cash flows from investing activities:
Purchase of equipment		-		(4,708)
Net cash used in investing activities		-		(4,708)

Cash flows from financing activities:
Payments on long-term debt		(1,482)		(1,349)
Cash paid on deferred financing costs		-		-
Principal activity on convertible promissory notes		100,000		-
Proceeds from the issuance of common stock, net of expenses		-		220,250
Proceeds from long-term debt		-		-
Net cash provided by financing activities		98,518		218,901

Increase (decrease) in cash and cash equivalents		(36,811)		17,173
Cash and cash equivalents, beginning of period		53,517		55,089
Cash and cash equivalents, end of period		$16,706		72,262

Supplemental disclosure of cash flow information:
Income tax paid		$-		$-
Interest paid		$467		$2,904
Supplemental disclosure of non-cash items:	$		$
Stock subscription receivable		$10,000		$-
Resolutions of derivative liabilities due to debt conversions		$455,301		$94,131
Warrants reclassified to derivative liabilities		$5,927		$483,781
Debt discounts due to derivative liabilities		$331,323		$114,954
Common stock issued for conversion of debt and interest		$443,888		$153,082
Original issue discount		$8,000		$2,250

The Accompanying Notes are an Integral Part of the unaudited Condensed Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Interim financial statement disclosure

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2015 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2015 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

As of April 30, 2015 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of April 30, 2015 and January 31, 2015:

		Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical liabilities	observable inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Warrant and convertible note derivative liability at April 30, 2015	$161,512	-	-	$161,512

Warrant and convertible note derivative liability at January 31, 2015	$216,705	-	-	$216,705

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

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the three months ended April 30, 2015: We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent payments were $4,698 for the three months ended April 30, 2015. No amount was due as of April 30, 2015.

At April 30, 2015 we had a balance of accrued unpaid wages of $405,359 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

NOTE 5 – Warrants

As of April 30, 2015, there were 59,238,750 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.20 years and a weighted average exercise price of $0.020 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of April 30, 2015.

Warrants issued in private placement outstanding at April 30, 2015 is as follows:

		Weighted
	Number of whole share	average exercise
	purchase warrants	price per share
Outstanding, January 31, 2015	59,566,708	$0.024
Issued	5,882,353	0.005
Expired	(6,210,311)	0.041
Exercised	-	-
Outstanding, April 30, 2015	59,238,750	$0.020
Exercisable, April 30, 2015	59,238,750	$0.020

During the three months ended April 30, 2015, the Company issued 5,882,353 warrants to an investor at an exercise price of $0.0048 with a three year term. The warrants were issued with common stock and there is no additional accounting for these investor warrants that were issued.

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued beginning in August 2013 (See Note 7), and became convertible beginning in February 2014, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of April 30, 2015:

•

The stock projections are based on the historical volatilities for each date. These ranged in the 112-117% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

•	An event of default would not occur during the remaining term of the note;
•

Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month. The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

•	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;
•	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.
•	The holder would exercise the warrant at maturity if the stock price was above the exercise price;
•

The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

•	For the warrants with reset features, the Company assumed it would issue equity linked instruments in the quarters ended 4/30/15 through 10/31/15 at 70% of market.

Using the results from the model, the Company recorded a derivative liability of $5,927 for newly granted warrants and a derivative liability of $467,691 for the fair value of the convertible feature included in the Company’s convertible debt instruments for the three months ended April 30, 2015. The derivative liability recorded for the convertible feature created a debt discount of $331,323 which is being amortized over the remaining term of the note using the effective interest rate method and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the three months ended April 30, 2015, was $10,436. Additionally, $269,502 of debt discount was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument. The remaining unamortized debt discount related to the derivative liability was $78,243 as of April 30, 2015. The Company recorded the change in the fair value of the derivative liability as a gain of $73,510 to reflect the value of the derivative liability for warrants and convertible notes as $161,512 as of April 30, 2015. The Company also recorded a reclassification from derivative liability to equity of $455,301 for the conversions of a portion of the Company’s convertible notes.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Three months ended April 30,
	2015	2014
Beginning balance	$216,705	$46,985
Total (gains) losses	(73,510)	(274,631)
Settlements	(455,301)	(94,131)
Additions	473,618	605,175
Ending balance	$161,512	$283,398

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of April 30, 2015 and 2013	$(73,510)	$(274,631)

NOTE 7 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30,	January 31,
	2015	2015

12% convertible note payable issued August 2013, $38,784 due September 2015 and $55,500 due February 2016	$94,284	$144,519

Convertible note payable issued November 2013, due November 2015	22,500	147,500

12% convertible note payable issued August 2014, due August 2015	-	157,792

10% convertible note payable issued October 2014, due October 2015	58,285	108,136

10% convertible note payable issued December 2014, due December 2016	162,649	106,697

	337,718	664,644

Less debt discount	(92,953)	(41,928)

Less current portion of convertible notes	(82,116)	(516,019)

Long-term convertible notes payable	$162,649	$106,697

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

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 pursuant to the terms of the August 2013 Note. During the three months ended April 30, 2015, the note holder converted principal and interest totaling $105,733 into 30,800,000 shares of the Company’s common stock. As of April 30, 2015, we had $94,284 of principal and interest outstanding for the August 2013 Note.

On November 18, 2013, we entered into a securities purchase agreement (the “November 2013 Note”), whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The proceeds from the note were $225,000, which created an original issue discount of $25,000. The note was payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. On November 13, 2014, we entered into an Assignment of Promissory Note & Acknowledgment, whereby we consented to an assignment of the note to another lender, pursuant to which $250,000 remains owing by the Company. The maturity date of the November 2013 Note was extended to November 18, 2015. From November 2014 through January 2015, the new noteholder converted principal of $102,500 into 11,792,944 shares of the Company’s common stock. During the three months ended April 30, 2015, the new noteholder converted principal of $125,001 into 29,248,823 shares of the Company’s common stock. As of April 30, 2015, we had $22,500 of principal and interest outstanding for the November 2013 Note.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note (the “August 2014 Note”) dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion During the three months ended April 30, 2015, the new noteholder converted principal of $160,834 into 56,676,739 shares of the Company’s common stock. As of April 30, 2015, we had $0 of principal and interest outstanding for this Note.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note (the “October 2014 Note”) to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015, bears interest at the rate of 10% per annum, and includes a $5,000 original issuance discount. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. During the three months ended April 30, 2015, the note holder converted principal and interest totaling $52,320 into 26,000,000 share of the Company’s common stock. As of April 30, 2015, we had $58,285 of principal and interest outstanding for this Note.

On December 3, 2014, we entered into a note purchase agreement, whereby we agreed to issue a convertible note (the “December 2014 Note”) to lender in the principal amount of $210,000, with a $10,000 original issuance discount. The initial purchase price was $105,000 of consideration of which $100,000 was received our company and $5,000 was retained through the original issue discount. An additional $50,000 was received on February 27, 2015 with a $2,500 original issue discount. The Note bears interest at 10%, is due on December 3, 2016, and is convertible after six months of advance of funds at a 37.5% discount to the average of the daily VWAP prices for the previous 5 trading days before the date of conversion. As of April 30, 2015, we had of $162,649 principal and interest outstanding for this Note.

During the three months ended April 30, 2015 and 2014, the Company recorded debt discounts of $331,323 and $114,954, respectively, due to the derivative liabilities, and original issue debt discounts of $8,000 and $2,250, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $424,666 and $113,218 for the three months ended April 30, 2015 and 2014, respectively.

In November of 2013, the Company recorded $45,663 of deferred financing costs, of which $15,500 was paid in cash and $30,163 paid with common stock, related to the November 18, 2013 convertible note. The Company recorded amortization of these deferred financing costs of $0 and $11,416 for the three months ended April 30, 2015 and 2014, respectively.

NOTE 8 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,923, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of April 30, 2015.

During the three months ending April 30, 2015, $105,733 of the August 2013 Note were converted into 30,800,000 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00194 to $0.00574.

During the three months ending April 30, 2015, $125,001 of the November 2013 Note were converted into 29,248,823 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from 0.00274 to $0.00609

During the three months ending April 30, 2015, $160,834 of the August 2014 Note were converted into 56,676,739 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00193 to $0.00416.

During the three months ending April 30, 2015, $52,320 of the October 2014 Note were converted into 26,000,000 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00192 to $0.00216.

During the three months ended April 30, 2015, the Company issued 2,941,176 units to an investor for total proceeds of $10,000. Each unit consists of one share of the Company’s common stock and two warrants to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.0048 and have a three year term (see note 5).

At April 30, 2015 there were 863,500 non-qualified stock options outstanding with a weighted average exercise price of $0.316 per option; of those options 863,500 are exercisable. At April 30, 2015 there were 85,421,374 incentive stock options outstanding with a weighted average exercise price of $0.042 per option; of those options 84,010,886 are exercisable with a weighted average exercise price of $0.042.

During the three months ended April 30, 2015 we recognized $2,808 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 9 – Subsequent events

In May of 2015, $38,784 of the August 2013 Note was converted into 31,715,187 shares of the Company’s common stock.

In May and June of 2015, $43,046 of the November 2013 Note was converted into 31,366,247 shares of the Company’s common stock.

In May and June of 2015, $53,901 of the October 2014 Note was converted into 48,878,264 shares of the Company’s common stock.

In June, 2015, the Company issued 1,846,154 units to an investor for total proceeds of $3,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $0.002275 and have a three year term.

In June 2015, we received additional consideration of $30,000 with $1,500 of original issue discount under the terms of the December 2014 Note. An Amendment to this Note was executed on June 9, 2015 to include this additional $31,500 of consideration under the Note.

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

Results of Operations

Material Changes in Financial Condition for the Three Month Period Ended April 30, 2015

We had cash and cash equivalents in the amount of $16,706 as of April 30, 2015 compared to $53,517 as of January 31, 2015. We had negative working capital of $834,828 as of April 30, 2015 compared to $1,251,939 as of January 31, 2015. We used $135,329 net cash in operating activities during the three months ended April 30, 2015 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics).. We purchased no new equipment during the three months ended April 30, 2015. We have been raising capital by issuing convertible promissory notes and selling equity by way of private placements. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three Periods Ended April 30, 2015 and April 30, 2014

We had a net loss of $540,648 and for the three months ended April 30, 2015 compared to net income of $5,024,135 for the three months ended April 30, 2014. We incurred a one-time non-recurring gain of $5,322,943 during the three months ended April 30, 2014 due to our settlement of the Northern Dynasty Note. Under the terms of the settlement agreement, signed in November, 2012, our Alaska incorporated subsidiary Big Chunk Corp. transferred to a subsidiary of Northern Dynasty a number of Alaska State mineral claims in exchange for the forgiveness of the $3,730,174 principal balance and $1,592,769 of accrued interest that our company owed Northern Dynasty under the 2010 Convertible Note. The settlement agreement also terminated other contractual rights of Northern Dynasty. The settlement agreement was considered completed by our company in 2012 but Northern Dynasty did not acknowledge its completion until March 2014. During the period of over one year that the dispute continued as to whether the settlement agreement had been completed, our company continued to accrue the principal and interest that was claimed by Northern Dynasty and reported that amount as a liability in our financial statements. The “gain” in the first quarter of fiscal 2015 of our company recognizes that the debt and interest under the 2010 Convertible Note are now settled and no longer claimed by Northern Dynasty.

During the three months ended April 30, 2015 we had a decrease of approximately $24,653 in geological and geophysical costs compared to the three months ended April 30, 2014, due to a decrease in geochemical reports ordered by the Company. We had decrease in public relations expenses of approximately $34,983 during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014, due to decreased seminar and conference activity. We had a decrease in legal expenses of approximately $20,388 during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014, due primarily to the costs associated with defending a lien claim by a former associate during the months ended April 30, 2014. We incurred a non-cash gain on the change in fair value of our derivative liabilities of $73,510 during the three months ended April 30, 2015, as compared to a gain of $274,631 during the three months ended April 30, 2014, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value during the three months ended April 30, 2015 and 2014.

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

On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 pursuant to the terms of the August 2013 Note. During the three months ended April 30, 2015, the note holder converted principal and interest totaling $105,734 into 30,800,000 shares of the Company’s common stock. As of April 30, 2015, we had $94,284 of principal and interest outstanding for the August 2013 Note.

On November 18, 2013, we entered into a securities purchase agreement (the “November 2013 Note”), whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The proceeds from the note were $225,000, which created an original issue discount of $25,000. The note was payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. On November 13, 2014, we entered into an Assignment of Promissory Note & Acknowledgment, whereby we consented to an assignment of the note to another lender, pursuant to which $250,000 remains owing by the Company. The maturity date of the November 2013 Note was extended to November 18, 2015. From November 2014 through January 2015, the new noteholder converted principal of $102,500 into 11,792,944 shares of the Company’s common stock. During the three months ended April 30, 2015, the new noteholder converted principal of $125,000 into 29,248,823 shares of the Company’s common stock. As of April 30, 2015, we had $22,500 of principal and interest outstanding for the November 2013 Note.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note (the “August 2014 Note”) dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion During the three months ended April 30, 2015, the new noteholder converted principal of $160,833 into 56,676,739 shares of the Company’s common stock. As of April 30, 2015, we had $0 of principal and interest outstanding for this Note.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note (the “October 2014 Note”) to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015, bears interest at the rate of 10% per annum, and includes a $5,000 original issuance discount. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. During the three months ended April 30, 2015, the note holder converted principal and interest totaling $52,320 into 26,000,000 share of the Company’s common stock. As of April 30, 2015, we had $58,285 of principal and interest outstanding for this Note.

On December 3, 2014, we entered into a note purchase agreement, whereby we agreed to issue a convertible note (the “December 2014 Note”) to lender in the principal amount of $210,000, with a $10,000 original issuance discount. The initial purchase price was $105,000 of consideration of which $100,000 was received our company and $5,000 was retained through the original issue discount. An additional $50,000 was received on February 27, 2015 with a $2,500 original issue discount. The Note bears interest at 10%, is due on December 3, 2016, and is convertible after six months of advance of funds at a 37.5% discount to the average of the daily VWAP prices for the previous 5 trading days before the date of conversion. As of April 30, 2015, we had of $162,649 principal and interest outstanding for this Note.

Critical Accounting Policies

The condensed consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2015. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements as of April 30, 2015. Our total stockholders’ deficit at April 30, 2015 was $971,437.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2015, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2015 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended April 30, 2015, the Company issued 2,941,176 units to an investor for total proceeds of $10,000. Each unit consists of one share of the Company’s common stock and two warrants to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.0048 and have a three year term. In issuing these securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 pursuant to the terms of the August 2013 Note. During the three months ended April 30, 2015, the note holder converted principal and interest totaling $105,734 into 30,800,000 shares of the Company’s common stock. The conversions happened on multiple dates with conversion prices ranging from $0.00194 to $0.00574. As of April 30, 2015, we had $94,284 of principal and interest outstanding for the August 2013 Note. In issuing these securities we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 18, 2013, we entered into a securities purchase agreement (the “November 2013 Note”), whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The proceeds from the note were $225,000, which created an original issue discount of $25,000. The note was payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. On November 13, 2014, we entered into an Assignment of Promissory Note & Acknowledgment, whereby we consented to an assignment of the note to another lender, pursuant to which $250,000 remains owing by the Company. The maturity date of the November 2013 Note was extended to November 18, 2015. From November 2014 through January 2015, the new noteholder converted principal of $102,500 into 11,792,944 shares of the Company’s common stock. During the three months ended April 30, 2015, the new noteholder converted principal of $125,000 into 29,248,823 shares of the Company’s common stock. The conversions happened on multiple dates with conversion prices ranging from $0.00274 to $0.00609. As of April 30, 2015, we had $22,500 of principal and interest outstanding for the November 2013 Note. In issuing these securities we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note (the “August 2014 Note”) dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion During the three months ended April 30, 2015, the new noteholder converted principal of $160,833 into 56,676,739 shares of the Company’s common stock. The conversions happened on multiple dates with conversion prices ranging from $0.00193 to $0.00416. As of April 30, 2015, we had $0 of principal and interest outstanding for this Note. We issued the security to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note (the “October 2014 Note”) to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015, bears interest at the rate of 10% per annum, and includes a $5,000 original issuance discount. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. During the three months ended April 30, 2015, the note holder converted principal and interest totaling $52,320 into 26,000,000 share of the Company’s common stock. The conversions happened on multiple dates with conversion prices ranging from $0.00192 to $0.00216. As of April 30, 2015, we had $58,285 of principal and interest outstanding for this Note. We issued the security to one U.S. person who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation [1]
3.2	Bylaws [2]
3.3	Certificate of Change to Authorized Capital [3]
3.4	Articles of Merger [3]
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty [4]
10.2	Form of Subscription Agreement [5]
10.3	Form of Stock Option Agreement [6]
10.4	Form of Warrant Certificate [7]
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. [8]
10.6	Convertible Note issued to JSJ Investments Inc. [9]
10.7	Securities Purchase Agreement dated October 15, 2014 [10]
10.8	Convertible Note dated October 15, 2014 [10]
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC [11]
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC
14.1	Code of Ethics [3]
21.1	Subsidiaries:
Big Chunk Corp., incorporated in Alaska
Hay Mountain Super Project LLC, organized in Arizona
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

1	Filed as an exhibit to our Registration Statement on Form SB-2, filed with the SEC on May 14, 2002.
2	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on December 14, 2007.
3	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 1, 2009.
4	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
5	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 13, 2011.
6	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 23, 2012.
7	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 30, 2012.
8	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 15, 2012.
9	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 2, 2014.
10	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 20, 2014.
11	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 19, 2014.

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

Date: June 19, 2015