Form 10-K
period 2016-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2016-05-17
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission file number 000-50071

LIBERTY STAR URANIUM & METALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	90-0175540
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5610 E. Sutler Lane, Tucson, Arizona 85712

(Address of principal executive offices)

520.731.8786

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,996,418 as of July 31, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,632,552,893 shares of Common Stock issued and outstanding as of May 17, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

All dollar amounts refer to U.S. dollars unless otherwise indicated. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K, the terms "we", "us", the “Company” and "Liberty Star" mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Big Chunk Corp. and Hay Mountain Super Project, LLC, unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

Business development

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”), our wholly owned subsidiary, is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. Hay Mountain Super Project LLC (“HMSP”), our wholly owned subsidiary, serves as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. We are in the exploration phase of operations and have not generated any revenues from operations.

Our current business

We are engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of Big Chunk. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are described below.

North Pipes Super Project (“North Pipes” and “NPSP”): The NPSP is located in Northern Arizona on the Arizona Strip. We plan to ascertain whether the NPSP claims possess commercially viable deposits of uranium and associated co-product metals. We have not identified any ore reserves to date.

Big Chunk Super Project: The Big Chunk Super Project is located in the Iliamna region of Southwestern Alaska. We plan to ascertain whether the Big Chunk Super Project claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium rhenium and zinc. We have not identified any ore reserves to date.

Tombstone Super Project (“Tombstone”) (formerly referred to as Tombstone Porphyry Precious Metals Project): Tombstone is located in Cochise County, Arizona and covers the Tombstone caldera and its environs. Within the Tombstone caldera is the Hay Mountain target where we are concentrating our work at this time. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements (REE’s). We have not identified any ore reserves to date.

East Silver Bell Porphyry Copper Project (“East Silver Bell”): East Silver Bell is located northwest of Tucson, Arizona. We plan to ascertain whether the East Silver Bell claims possess commercially viable deposits of copper. We have not identified any ore reserves to date.

Title to mineral claims involves certain inherent risks due to difficulties in determining the validity of certain claims, as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all the Company’s mineral properties and, to the best of its knowledge, title to all properties are in good standing.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a commercially viable mineral deposit, known as an “ore reserve.”

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

We are required to perform annual assessment work in order to maintain the Big Chunk mining claims. If annual assessment work is not performed, we must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per 1/4 section (160 acre) claim or $100 per 1/16 section (40 acre) claim extends the claims for a one year period. Assessment work performed in excess of the required amount may be carried forward for up to 4 years to reduce future obligations for assessment work. Since we have in excess of the required amount remaining from work performed within the four year period, assessment work was not required, but was and will be carried forward up to 4 years.

The annual state rentals for the Big Chunk mining claims vary from $70 to $680 per mineral claim and escalate with the age of the mining claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. Annual rent is due in full within 45 days of staking a new claim and covers the period from staking until the next September 1st. The rentals of $6,120 to extend the Big Chunk claims through September 1, 2015 were paid in November 2014. The estimated state rentals due for the Big Chunk claims were not paid for 2016, but we may remedy that up to November 2016 by paying rentals due. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes, a metal mine is liable for a 15% state licensing tax on net income from the mine.

Our North Pipes claims are federal lode mining claims located on U.S. federal lands and administered by the Department of Interior, Bureau of Land Management (the “BLM”). The BLM has prepared an environmental impact statement (“EIS”) addressing potential for contamination of significant amounts of uranium leaking into the Colorado River. The EIS indicated the danger of such contamination insignificant. Regardless, the United States Secretary of the Interior, Kenneth Salazar, through executive order, has withdrawn federal lands from locatable mineral exploration and mining North of the Grand Canyon along the Utah border in Arizona, the so-called “Arizona Strip”. Nearly 1 million acres of land managed by the BLM and the Forest Service were segregated in July 2009 by the Secretary of Interior. The executive order has resulted in the withdrawal of an area of the Arizona Strip from mining in particular, and the moratorium now is instated for the next 20 years. However, the moratorium permits existing claims and mines to continue as before, including our North Pipes lode mining claims.

We are required to pay annual rentals to maintain our North Pipes federal lode mining claims in good standing. The rental period begins at 12:01 PM on September 1st through the following September 1st at 12:00 PM, and rental payments are due by the first day of the rental period starting at 12:01 PM. The annual rental is $155 per claim. Additional fees of $57 per claim are due in the first year of filing a federal lode mining claim along with the first year’s rent. The rentals of $1,705 for the period from September 1, 2015 to September 1, 2016 have been paid. The annual rentals due by September 1, 2016 of $1,705 are required to maintain the North Pipes claims for the period from September 1, 2016 through September 1, 2017. There is no requirement for annual assessment or exploration work on the federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st, and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rental fees of $4,030 for the period from September 1, 2015 to September 1, 2016 have been paid. The annual rentals due by September 1, 2016 of $4,030 are required to maintain the East Silver Bell claims are for the period from September 1, 2016 through September 1, 2017. There is no requirement for annual assessment or exploration work on the federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for our Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st, and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. Additional fees of $57 per claim are due in the first year of filing a federal lode mining claim along with the first year’s rent. The rental fees of $14,725 for the period from September 1, 2015 to September 1, 2016 have been paid. The annual rentals due by September 1, 2016 of $ $14,725 are required to maintain the Tombstone claims for the period from September 1, 2016 through September 1, 2017. There is no requirement for annual assessment or exploration work on the federal lode mining claims, this having been supplanted by the rental fee. There are no royalties associated with the federal lode mining claims. Beginning September 1, 2011 at 12:01 PM, Liberty Star started, and subsequently completed, staking 9 federal lode mining claims along the east edge of old patented mining claims in the main producing part of the old Tombstone mining area. These new claims are adjacent to the south end of the Walnut Creek TS claim block and are also named the TS claims. These claims occupy fractional land areas open to location by federal lode mining claims.

We are required to pay annual rentals for our Arizona State Land Department (“ASLD”) Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain Project in the State of Arizona. A mineral exploration permit is permission from ASLD to prospect and explore for minerals on State Trust land. Exploration is any activity conducted for the purpose of determining the existence of a valuable mineral deposit, such as: geologic mapping, drilling, geochemical sampling, and geophysical surveys. Prior to exploration, the Plan of Operations must be approved by ASLD. The permitting process for an exploration permit takes a minimum of 60 days. If the application is approved, the initial rent is $2 per acre. If renewed, no additional rents are due for the second year. Rents are set at $1 per acre for years 3 thru 5. Work expenditure requirements are: $10 per acre for years 1-2; and $20 per acre for years 3-5. Removal of any minerals or materials from State Trust land without the appropriate lease or permit is prohibited. The permit is valid for one year from the due date of the rental and bond. If renewal requirements are met, the permit can be renewed annually for up to five years. If discovery of a valuable mineral deposit is made, the permittee must apply for a mineral lease before actual mining activities can begin. A mineral lease permits the mining of minerals discovered under the exploration permit. The approval process takes a minimum of six months. The mineral lease is issued for a term of 20 years. Leases may be renewed for an additional term. Both rents and royalties are determined by appraisal. Royalties may be based on: 1) a fixed rate subject to annual adjustment; or 2) a sliding-scale rate which is linked to a commodity index price and the operation's break-even price. There is a statutory minimum royalty rate of 2% of gross value. These AZ MEPs require a reclamation bond of $3,000 which we currently hold. The first year’s rental has been paid for these MEPs and the escalating rental is due on the anniversary of the MEP each year. After the end of the 4th year, the MEPs must transition to a State Mineral Lease upon satisfaction of the State Mineral Inspector that economic indications of a minable deposit exist. After commencement of mining, the State of Arizona shall be paid a minimal net smelter return after taking into consideration any extenuating mining challenges royalty but not less than a 2% gross royalty. The rental period begins on September 30 through the following September 29 and rental payments are due by the first day of the rental period. We hold AZ MEP permits for 1,886.88 acres at our Tombstone project. Required minimum work expenditures for the period ended September 29, 2016 are $37,737. The annual rentals and renewal fees due by September 30, 2016 to maintain the AZ MEP permits are $3,886.88.

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

Personnel

Currently we employ one full time geologist who is also our CEO, CFO, President and Chairman of the Board, James A. Briscoe. We also employ one full time VP for management of finance and accounting, one as-needed PhD consulting geologist specializing in GIS computer mapping and database creation, one full time geo-tech, who is also our manager of field operations, and one investor relations representative.and one CPA on an as needed basis. We hire consultants for investor relations, exploration, derivative accounting, and administrative functions also on an as needed basis.

ITEM 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should not invest in our stock unless you are able to bear the complete loss of your investment. You should carefully consider the risks described below, as well as other information provided to you in this prospectus, including information in the section of this annual report on Form 10-K entitled “Forward-Looking Statements” before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Company and Our Business

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

We had cash and cash equivalents in the amount of $536 and negative working capital of $943,763 as of January 31, 2016. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in 2001 and took over our current business in 2004. To date, we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm, MaloneBailey, LLP, stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2016 that since we have suffered recurring losses from operations, requires additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 6,250,000,000 shares of common stock, $0.00001 par value per share. As of May 3, 2016, there were 1,632,552,893 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

The sale of our stock under the convertible notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity for companies that are traded on the OTC Pink market tier has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. Regardless of our activities, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more, which may cause other stockholders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common shares will likely decline.

Trading in our common stock on the OTC Pink market tier is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.

Our common stock is currently quoted for public trading on the OTC Pink market tier. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by them, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which they are made parties by reason of their being or having been our directors or officers.

Our bylaws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors. This could result in a disruption to the activities of our company, which could have a material adverse effect on our operations.

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

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission (the “SEC”). These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Tangiers Investment Group, LLC will pay less than the then-prevailing market price for our common stock.

Our common stock to be issued to Tangiers Investment Group, LLC (“Tangiers”) pursuant to the investment agreement dated June 20, 2015 will be purchased at the 80% of the lowest day of the daily volume weighed average price of our common stock during the five consecutive trading days immediately prior to the receipt by Tangiers of the put notice; provided, however, an additional 5% will be added to the discount of each put if (i) we are not DWAC eligible and (ii) an additional 5% will be added to the discount of each put if we are under DTC “chill” status on the applicable date of the put notice. Tangiers has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Tangiers sells the shares, the price of our common stock could decrease. If our stock price decreases, Tangiers may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the investment agreement with Tangiers.

Pursuant to the investment agreement with Tangiers, when we deem it necessary, we may raise capital through the private sale of our common stock to Tangiers at a discounted price. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.

We may not have access to the full amount available under the investment agreement with Tangiers.

Our ability to draw down funds and sell shares under the investment agreement with Tangiers requires that the registration statement declared effective on March 15, 2016 continues to be effective. The registration statement registers the resale of 350,000,000 shares issuable under the investment agreement with Tangiers Investment Group, LLC, and our ability to sell any remaining shares issuable under the investment with Tangiers Investment Group, LLC is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares. These registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell all of the shares of our common stock to Tangiers Investment Group, LLC under the investment agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the investment agreement with Tangiers Investment Group, LLC to be declared effective by the SEC in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to Tangiers Investment Group, LLC. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to draw down any amounts under the investment agreement with Tangiers Investment Group, LLC is subject to a number of conditions, there is no guarantee that we will be able to draw down future amounts of the $8,000,000 under the investment agreement with Tangiers Investment Group, LLC.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the investment agreement with Tangiers, and as such, Tangiers may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders.

Tangiers has agreed, subject to certain exceptions listed in the investment agreement with Tangiers, to refrain from holding an amount of shares which would result in Tangiers or its affiliates owning more than 4.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent Tangiers from selling shares of our common stock received in connection with a put, and then receiving additional shares of our common stock in connection with a subsequent put. In this way, Tangiers could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

Our offices

We rent the premises for our principal office located at 5610 E. Sutler Lane, Tucson, Arizona 85712. We rent this office space which is located in the home of our CEO, CFO and President for $522 per month plus a pro rata share of taxes and maintenance. Our employees work either from our principal office or from offices maintained in their homes.

We believe that our existing office facilities are adequate for our needs. Should we require additional space in the future, we believe that such space can be secured on commercially reasonable terms.

Our warehouse

In 2011 we rented a warehouse located at Building No. 1, 7900 South Kolb Road, Tucson, Arizona 85706. We rent this warehouse space for $3,673 per month. The lease is currently on a month-to-month basis. In addition to using the warehouse for standard purposes, such as storage of our exploration equipment, supplies and samples, the warehouse space also includes office facilities.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2016.

North Pipes:

We hold a 100% interest in 11 (unpatented) federal lode mining claims strategically placed on the Arizona Strip. The 11 unpatented federal lode mining claims with an area of 227.7 acres include breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the earth’s crust sometimes identified by a surface depression, or surface bump or no visible surface expression at all, and contain a high concentration of fragmented rock “breccia” sometimes cemented by uranium and other minerals. We plan to ascertain whether our North Pipes claims possess commercially viable deposits of uranium. Due to the moratorium of location of lode mining claims on the Arizona Strip and the low price of U3O8 we have no current exploration plans and will not until the uranium price increases and the moratorium expires in about 15 years. We intend to hold a strategic position until such time that it is economically feasible to mount a new drilling program. We want to take advantage of more than a million dollars of exploration data which was acquired by Liberty Star when uranium prices were higher and before the moratorium was instituted.

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

North Pipes-AZ Claims:

11 LA Claims

Total: 11 Claims - 227.7 Acres

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

Total costs including claim staking (initially in 2005), claim maintenance and a drilling program (exploratory) in calendar years 2007 and 2008, are $5,220,794.

Beginning in 2006, Certified Professional Geologist Dr. Karen Wenrich and a dozen other well regarded geoscientists engaged in an exploratory program centering on the region’s breccia pipes. By the time Dr. Wenrich came to work on the North Pipes project, she had 27 years with the USGS working on breccia pipe research and was a member of a Nobel Peace Prize winning team of UN atomic science specialists. The Liberty Star team worked with high resolution color aerial photographs and other reconnaissance covering approximately 2,000 square miles to format geological maps of the terrain. In addition to geology, geophysics gamma ray spectroscopy, approximately 14,000 soil samples were collected and analyzed by a certified lab for 63 elements. These were located precisely as they were collected using GPS. The results were compiled and plotted using GIS software, and various contouring and interpretation techniques. Expenses included food and lodging and a daily commute of approximately 100 miles. Road conditions were extreme and resulted in vehicle expenses of approximately $2.00 per mile. Various contractors were used in claim staking, and other contract work in sample collection. Helicopters and light planes were used for various transportation tasks. Home office support also involved permanent and contract support.

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

Big Chunk Super Project – Location, claims, geology and technical studies:

We’ve held and may retain a 100% interest in 9 State mining claims in the Iliamna region of Southwestern Alaska with an area of 1,440 acres, located on the north side of the Cook Inlet, approximately 265 miles southwest of the city of Anchorage, Alaska. We plan to ascertain whether the Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium, rhenium and zinc. Due to decisions made by the EPA regarding the nearby Pebble Deposit we have no immediate exploration plans, however, we intend to hold our land position until such a time we determine it is clear that exploration is economically viable again.

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

In 2011, the Company engaged the international firm of SRK Consulting, Engineering and Scientist of Tucson (“SRK”) through its Tucson, Arizona office to prepare a Technical Report in the same format of the internationally accepted Canadian National Instrument NI 43-101. Because the Company’s stock does not trade on any Canadian stock exchanges, this Technical Report was not submitted to SEDAR, the electronic system for the official filing of documents by public companies and investment funds across Canada. In their report which encompasses some 194 pages of technical data, they compared the Northern Dynasty NI 43-101 geologic and drill data, published on the Northern Dynasty web site in its entirety, to results of Liberty Star’s technical work on the Big Chunk ground. They concluded amongst other things: (1) Twenty seven scout diamond drill holes drilled by Liberty Star in 2004 – 2005 intersected the same rock types as were intersected in the exploration drilling on the Pebble deposit (2) All drill holes, which were spaced over some 500 square miles, intersected the outer shell or propylitic halo of multiple porphyry copper systems, which is the model co-developed by our director, Dr. John Guilbert; and (3) Copper and molybdenum sulfides along with low grade gold were intersected in two drill holes in the White Sox target area. “This mineralization and associated alteration may indicate a porphyry Cu-Mo system” (SRK Big Chunk Technical Report- page 109, 11.2 Results of Drilling). After publication of the report in August of 2012 during a review of core logs it was discovered that diamond core hole 1003 showed characteristic copper and molybdenum chalcopyrite and molybdenite, as well as lead, zinc and silver. The hole was stopped prematurely in increasing values of these metals at a depth of 206.4 meters. The area of the Big Chunk Claims is largely covered by glacial debris, soil, and tundra. There are no open-pit or underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. There is no road access to the properties, but such public road access is planned for the Pebble mine, and as currently planned, that road will cross the Company’s land, and be accessible for the Company’s use. Extensive geotechnical data on the Big Chunk claims has been acquired between startup of 2004 and the current time. Extensive geophysical data has been acquired by the Company of several types, which includes the following:

(1) an extensive airborne magnetic survey flown by McPhar Geosurveys Ltd., Newmarket, Ontario Canada over 18,243 line kilometers covering 3,646 square kilometers using: (a) a draped survey with a mean elevation of the instrument above the terrain of 200 meters (600 feet) feet; (b) a line spacing of 250 meters (800 feet); (c) and a sample interval of 8 meters (26.4 feet). State of the art magnetometer, GPS, radar altimeter, and computer recording of data were used and in our opinion no other survey of this quality and precision is available in the area.

(2) 127 linear miles of Induced Polarization (IP) was run by Zonge Engineering of Tucson AZ. Of necessity lines were brushed of all trees and undergrowth and all access was by helicopter, however, the lines themselves were done on the ground by foot. All data was recorded on appropriate computers, downloaded each evening and sent to the Zonge Office in Tucson and to our consulting geophysicist Mr. Jan Klein in Vancouver, BC, Canada. Mr. Klein supervised all IP and other geophysical surveys over the Pebble for Cominco who sold the Pebble Project to Northern Dynasty. Thus, we believe Mr. Klein has had more experience in the geophysics of the area, which includes over 2,000 square miles, than any other geophysicist. The results were interpreted and sent back to the Alaska headquarters every night.

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

During the field seasons of 2004 and 2005 Liberty collected approximately 11,000 geochemical samples. The sampling program was designed by both consulting geochemist, Shea Clark Smith, of MEG Laboratories in the Reno area of Nevada, and Liberty Chief Geologist, James A. Briscoe. The sampling program was based on many years of geochemical studies and sampling throughout the world by Mr. Smith and his Master’s Degree thesis on sampling tundra plants and detecting metals in their woody stems reflecting metals at depth. Further, Mr. Smith and Mr. Briscoe used this technique to locate buried porphyry copper deposits in the Silver Bell district (see discussion of the East Silver Bell Project in this report) near Tucson, Arizona in 1996 -1998. The methodology was conceived, discovered and proven in a well-known porphyry district south of Tucson, Arizona between the periods 1950 to 1955. At Big Chunk the samples collected included: (1) stream sediment; (2) stream water; (3) pond and small-lake water; (4) soil samples; and (5) vegetation sampling new growth of woody plants. These samples were analyzed by Acme Labs, a Certified Assayer in Canada for 64 elements for each sample. For the eleven thousand samples, this resulted in approximately seven hundred thousand separate analyses including blanks, repeat and control samples part of the QA/QC (Quality Assurance Quality Control) procedures. Because of the overload worldwide in all assay labs at the time, turnaround time for the assays was up to three or more months. After receipt of the samples, they were processed using computer techniques and the results analyzed and interpreted. Known indicator elements, including porphyry copper-gold mineral center elements, formed typical porphyry copper center anomaly zones. Additionally, samples taken by Liberty Star over the Pebble deposit, with the permission of Northern Dynasty, indicated that mineral body to be detectable by these methods. The geochemical methodology was used by the US Geological Survey, under contract for the Pebble partnership over the Pebble mineral zone, and data was published in 2010. It was again shown to be effective in indicating the Pebble deposit mineralization at depth. The anomalies generated by both deep looking ZTEM and geochemistry by Liberty Star have been tested by published results from drilling in the Pebble mineral body. The same types of targets in the Liberty Star Big Chunk have yet to be tested by drilling in a significant way.

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

Tombstone:

Our CEO, CFO, President, Chief Geologist and Chairman of the Board, James A. Briscoe, has long experience in the Tombstone district, southeast Arizona, where he first worked in 1972. In the mid-1980s, he concluded that much earlier regional geologic work had reached erroneous conclusions and that Tombstone was a large and ancient (72 million years before the present – or Laramide in age) volcanic structure – a caldera. He brought this to the attention of the US Geological Survey caldera experts, who after study concluded that Briscoe was correct. Subsequently, more than seventeen calderas of various ages have been identified in Arizona by the US Geological survey, the Arizona Geological Survey and others. Such calderas of Laramide age are all associated with porphyry alteration and copper and associated mineralization; many of these have become very large copper mines. Studies by Mr. Briscoe over the years, and more recently using advanced technology, have indicated that alteration associated mineralization at Tombstone is much more extensive than originally thought. This alteration lies largely under cover and is indicated by geochemistry, geophysics and projection of known geology into covered areas.

We hold 95 unpatented standard federal lode mining claims with an area of 1,798.68 acres located due east and southeast of the town of Tombstone, Arizona. The Walnut Creek Project is located immediately east of the town of Tombstone. The Hay Mountain Project is located 6.5 miles southeast of Tombstone; access is by Hwy 89 and Davis Rd. We also hold Arizona State Mineral Exploration Permits (MEPs) covering (1,886.88 acres) or 3 square miles in the same area. We also hold an option to explore 29 unpatented standard federal lode mining claims (604 acres out of the total 1,798.68 acres) located in the same region. On April 29, 2008 Liberty Star announced that it had leased, with an option to purchase, three properties from JABA US Inc. in Arizona and Nevada, USA. Liberty Star President James A. Briscoe controls JABA US INC and Dr. J. M. Guilbert, Director of the Company, holds a small stock position as well. The properties in Arizona are part of the Tombstone and the 26 claims East Silver Bell projects. The option covering the property in Nevada was sold in October, 2008 to NPX Metals. Proceeds from that sale were loaned immediately back to Liberty Star by Mr. Briscoe. For the remaining claims, according to the option agreement, Liberty Star could earn up to 100% interest by keeping up annual assessment work and spending $175,000 in exploration expenditures on the properties between April 2008 and January 1, 2011. This provision payment of assessment and related expenses has been met and option agreement has been maintained over the Tombstone and East Silver Bell Claims.

LIBERTY STAR
TOMBSTONE-AZ	JABA Optioned Claims
Federal Unpatented Claims
Claim Names
HM 87-143	TS 129- 152
TS 168-176	TS 163- 167
Claim Acreage
57 HM Claims- 1095.18 acres	29 TS Claims- 604 acres
9 TS Claims- 99.5 acres

State Exploration Permits
3 State MEP's- 1,886.88 acres

At Hay Mountain, we plan to ascertain whether the Hay Mountain lode mining claims and AZ MEPs possess commercially viable deposits of copper, gold, molybdenum, silver, zinc, rare earth metals and other valuable metals. We have a phased exploration plan that involves diamond core drilling of multiple holes over targets determined by analysis of geochemical sampling and ZTEM electromagnetic and magnetic survey. Initial phase 1 drilling is planned to take approximately one year. Should results indicate the viability of the project, additional phased work, both exploration and development, is planned over the course of seven total years to define the nature and size of an ore body(s) and move toward mining. Any exploration plans are dependent on acquiring suitable funding. No part of the phased program is currently funded.

The Tombstone claims are undeveloped. However significant amounts of aeromagnetic surveys, IP (Induced Polarization Surveys), geologic mapping by the USGS and others, and geochemical surveys including soil, rock and vegetation sampling have been conducted at various times by various parties, over the last 60 years. When compiled and analyzed these various data suggest a compelling series of anomalies that are typical of buried, dirt and rock covered porphyry copper system(s). Below is a summary of prior exploration activities performed on our Tombstone claims: Technical Report : In mid-March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information was combined with historic technical reports going back to 1878 and more recent data up to August 2011 (the date of their reports). The three Technical Reports are entitled: (1) Walnut Creek Exploration Report, Tombstone District, Arizona –August 31, 2011, 147 pages; (2) The Tombstone Caldera South Exploration Report, Tombstone District, Arizona –August 31, 2011, 144 pages; and (3) Hay Mountain Exploration Report, Tombstone District, Arizona – August 31 2011, 155 pages. Because the Company’s stock does not trade on any Canadian stock exchanges, these three Technical Reports were not submitted to SEDAR, the electronic system for the official filing of documents by public companies and investment funds across Canada. We had also requested that SRK prepare a report on the Tombstone Consolidated Mines patented claims. These claims covered the entirety of historic productive area of the Tombstone mines which date to their discovery in 1877. However, before that report could be completed a competitor acquired a lease on those lands. These Technical Reports thoroughly summarize and illustrate the salient geotechnical data of the Tombstone Mining District covering about 250 square miles and present much data in computer map format. In such context, they analyze Liberty Star’s exploration programs as related to the entire area, make estimates and recommend execution of proposed Company exploration programs. Because of competitive pressure and the unique nature of the data which includes 40+ years of private report compilation by Mr. Briscoe, these reports are considered confidential and will not be released for the foreseeable future. Geochemical sampling at the Hay Mountain Project: In 2011 and early 2012 we collected nearly 1,800 rock, soil and vegetation samples over 621 sample sites over approximately 14 square miles centered on the Hay Mountain property. These samples have been assayed for 63 elements generating about 113,000 analyses. The samples were prepared by MEG Inc. and have been shipped to ALS Minerals (ALS-Chemex) a Certified (under NI 43-101 criteria and approved by regulatory processes) geochemical analysis lab in Vancouver, British Columbia. Assay results have been sent to our Tucson office and all assays have been received. Our geology team has generated computer analyses that allow interpretation of the data.

Geologic Mapping: Small scale geologic mapping was performed in the Hay Mountain area by two different U.S. Geological Survey Senior Geologists. The first was by James Gilully starting in the late 1930s and published in the early 1950’s, as a Professional Paper 281, 1956, and the second by Harold Drewes, published USGS Professional Paper 1144 1981. The Drewes map was a simplified version of the Gilully map with faults adjusted to Drewes’s interpretation. Unfortunately, little or no refinement of the rock types or actual outcropping rocks was accomplished. Gilully, while apparently generally correct in outcrop identification, disturbingly on close examination it appears he missed important outcropping rocks and at least in the Hay Mountain area of the major geochemical anomaly he misinterpreted stratigraphic rock types. In the area we have termed the Chrysocolla Block he failed to note the outcrop completely and our thorough examination revealed it to be Earp formation, whereas all the surrounding mapped area was mapped as the younger Colina limestone. This would put the Chrysocolla Block more than 1,000 feet above the Earp and 1,700 feet or more above the receptive-to- mineralization Horquilla formation where most of the production from Bisbee has been found and high grade which is now being drilled out at Rosemont Camp about 50 miles to the west. This critical error we have corrected on our maps to show this area as the lower Earp and believe that the recently discovered gossan outcrops are lying perhaps 200 to 400 feet above the Earp- Horquilla contact. Furthermore, neither Gilully nor Drewes noticed pervasively fluidized and rounded limestone breccia which covers square miles and is typical feature of porphyry copper deposits. We believe perhaps massive copper (chalcopyrite) mineralization will be located in the Horquilla formation 200 to 400 feet below the gossan outcrops in the Earp formation. This analysis plus all of our geochemistry and geophysics is the justification for our currently planned drillhole program.

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

East Silver Bell:

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

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under Item 104 of Regulation S-K, promulgated under the Exchange Act, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our mine(s) that may be developed in the future would be subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. We do not own any mines in the United States and as a result, this information is not required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink Tier of the OTC Markets and on the OTCBB under the symbol, “LBSR.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Trading in stocks quoted on the OTC Pink tier is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. Prior to January 14, 2016, our common stock was quoted on the OTCQB.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 31, 2016	$0.0019	$0.0017
October 31, 2015	$0.0021	$0.0011
July 31, 2015	$0.0035	$0.0015
April 30, 2015	$0.0087	$0.0024
January 31, 2015	$0.0199	$0.0084
October 31, 2014	$0.0146	$0.0114
July 31, 2014	$0.0210	$0.0115
April 30, 2014	$0.0235	$0.0120

The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of May 3, 2016, we had 1,632,552,893 shares of our common stock issued and outstanding, with 102 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing sale price for our common stock on May 3, 2016, as reported on the OTC Pink was $0.0024.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2016, $206,679 of a convertible note issued in August 2013 (the “August 2013 Note”) was converted into 123,158,044 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00098 to $0.00574.

During the year fiscal ended January 31, 2016, $153,046 of a convertible note issued in November 2013 (the “November 2013 Note”) was converted into 48,243,936 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00147 to $0.00609.

During the fiscal year ended January 31, 2016, $206,679 of a convertible note issued in August 2014 (the “August 2014 Note”) was converted into 123,158,044 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00193 to $0.00416.

During the fiscal year ended January 31, 2016, $110,901 of a convertible note issued in October 2014 (the “October 2014 Note”) was converted into 74,878,264 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00101 to $0.00263.

During the fiscal year ended January 31, 2016, $231,000 of a convertible note issued in December 2014 (the “December 2014 Note”) was converted into 196,244,876 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00090 to $0.00197.

In May 2015, we issued 2,941,176 units to an investor for total proceeds of $10,000. Each unit consists of one share of our common stock and two warrants to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.0048 and have a three year term.

On May 29, 2015, we issued a non-interest bearing promissory note in the principal amount of $30,000 to Brett Gross, a director of our company. The promissory note is convertible into 16,806,723 units at a price of $0.001785 per unit upon the increase of the authorized capital of our company. Each unit is comprised of one share of common stock and two warrants. Each warrant will be exercisable for a period of three years at a price of $0.002499. On August 11, 2015, the note was converted in full and the 16,806,723 common shares were issued.

In June 2015, we issued 1,846,154 units to an investor for total proceeds of $3,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock. The warrants have an exercise price of $0.002275 and have a three year term.

In August 2015, the Company issued 16,077,170 units to an investor for total proceeds of $25,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $0.00218 and have a three year term.

In July 2015, the Company issued 2,822,912 units to the Company’s CEO, CFO, President and Chairman of the Board for proceeds of $4,300. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.002130 and have a three year term.

In September 2015, the Company issued 1,851,852 units to an investor for total proceeds of $3,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $0.00227 and have a three year term.

In November 2015, we issued 1,655,629 units to an investor for total proceeds of $5,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock. The warrants have an exercise price of $0.00423 and have a three year term.

In September 2015, the Company issued 5,733,000 shares to a former service provider for services totaling $10,320.

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. We refer you to the section of this annual report on Form 10-K entitled, “Forward-Looking Statements.” Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K, particularly in the section entitled "Risk Factors.”

Overview

We are an exploration company engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified within a mineral province such as the Arizona Strip or a large structural feature such as a caldera which occur at Big Chunk, East Silver Bell and Tombstone, any one or more of which could potentially contain commercially viable quantities of minerals.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $536 as of January 31, 2016. We had negative working capital of $943,763 as of January 31, 2016. We had cash inflows from financing activities of $501,902 for the fiscal year ended January 31, 2016. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

In August 2013, we entered issued a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the fiscal year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. As of January 31, 2016, we had $62,160 of principal and interest outstanding for the August 2013 Note.

On November 18, 2013, we entered into a securities purchase agreement, pursuant to which we agreed to issue a convertible note to one lender in the principal amount of $250,000 (the “November 2013 Note”). The proceeds from the November 2013 Note were $225,000, which created an original issue discount of $25,000. The November 2013 Note was payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the November 2013 Note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5-day VWAP immediately prior to the day of conversion. On November 13, 2014, we entered into an Assignment of Promissory Note & Acknowledgment, pursuant to which we consented to an assignment of the November 2013 Note to another lender, pursuant to which $250,000 remains owing by the Company. The maturity date of the November 2013 Note was extended to November 18, 2015. From November 2014 through January 2015, the new noteholder converted principal of $102,500 into 11,792,944 shares of the Company’s common stock. During the fiscal year ended January 31, 2016, the new noteholder converted principal of $153,046 into 48,243,936 shares of the Company’s common stock. As of January 31, 2016, we had $0 of principal and interest outstanding for the November 2013 Note.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note (the “August 2014 Note”) dated August 26, 2014. The August 2014 Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion. During March and April 30, 2015, the new noteholder converted principal of $160,834 into 56,676,739 shares of the Company’s common stock. As of January 31, 2016, we had $0 of principal and interest outstanding for the August 2014 Note.

On October 14, 2014, we entered into a securities purchase agreement, pursuant to which we agreed to issue a convertible note (the “October 2014 Note”) to one lender in the principal amount of $105,000. The October 2014 Note is payable in full on October 14, 2015, bears interest at the rate of 10% per annum, and includes a $5,000 original issuance discount. The October 2014 Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the October 2014 Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. During the fiscal year ended January 31, 2016, the note holder converted principal and interest totaling $110,901 into 74,878,264 shares of the Company’s common stock. As of January 31, 2016, we had $0 of principal and interest outstanding for this October 2014 Note.

On December 3, 2014, we entered into a note purchase agreement, pursuant to which we agreed to issue a convertible note (the “December 2014 Note”) to lender in the principal amount of $210,000, with a $10,000 original issuance discount. The initial purchase price was $105,000 of consideration of which $100,000 was received our company and $5,000 was retained through the original issue discount. An additional $50,000 was received on February 27, 2015 with a $2,500 original issue discount. An additional $30,000 was received on June 11, 2015 with a $1,500 original issue discount. An additional $20,000 was received on July 9, 2015 with a $1,000 original issue discount. The December 2014 Note bears interest at 10%, is due on December 3, 2016, and is convertible after six months of advance of funds at a 37.5% discount to the average of the daily VWAP prices for the previous 5 trading days before the date of conversion. During the fiscal year ended January 31, 2016, the note holder converted principal and interest totaling $231,000 into 196,244,876 shares of the Company’s common stock. As of January 31, 2016, we had of $0 of principal and interest outstanding for the December 2014 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. As of January 31, 2016, we had of $55,000 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. As of January 31, 2016, we had of $50,542 of principal and interest outstanding for the December 2015 Note.

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2016 and 2015, we also entered into certain private investment agreements pursuant to which we received a total of $210,051 and $474,251 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2016

We had a net loss of $1,569,662 for the fiscal year ended January 31, 2016 compared to net income of $4,115,431 for the fiscal year ended January 31, 2015. Net income decreased by $5,685,093 due to the $5,322,943 gain on the debt settlement of debt with Northern Dynasty in the fiscal year ended January 31, 2014, a decrease in public relations expense of $92,666 due to a decreased investor relations activity, a decrease in geological and geophysical costs of $38,546 due to decreased survey and land research, and a decrease in general and administrative expenses of $44,664 due to a decrease in the use of contract labor.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2016 reflect financial information for the fiscal years ended January 31, 2016 and 2015.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2016 and 2015. Our accumulated deficit at January 31, 2016, was $52,648,326 and the net loss from operations for the fiscal year ended January 31, 2016 was $863,032. All of our exploration costs are expensed as incurred.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2016. Our total stockholders’ deficit at January 31, 2016 was $980,193.

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

Development Stage

During the fiscal year ended January 31, 2015, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Liberty Star Uranium & Metals Corp.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. and its subsidiaries (collectively, the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Uranium & Metals Corp. and its subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

Houston, Texas

May 17, 2016

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2016	2015
Assets

Current:
Cash and cash equivalents	$536	$53,517
Advances	1,152	1,052
Prepaid expenses	77,113	88,288
Total current assets	78,801	142,857

Property and equipment, net	14,132	32,338
Total assets	$92,933	$175,195

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$561	$6,149
Convertible promissory note, net of debt discount of $8,470 and $41,928	108,670	516,018
Accounts payable and accrued liabilities	421,462	250,932
Accrued wages to related parties	488,578	404,992
Derivative liability	3,293	216,705
Total current liabilities	1,022,564	1,394,796

Long-term:
Long-term debt, net of current portion	-	561
Long-term convertible note payable	50,562	106,697
Total long-term liabilities	50,562	107,258

Total liabilities	1,073,126	1,502,054

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' deficit
Common stock - $.00001 par value; 6,250,000,000 and 1,250,000,000 shares authorized; 1,568,937,905 and 920,001,430 shares issued and outstanding	15,689	9,200
Stock subscription receivable	(55,673)	(55,673)
Additional paid-in capital	51,708,117	49,798,278
Accumulated deficit	(52,648,326)	(51,078,664)
Total stockholders' deficit	(980,193)	(1,326,859)

Total liabilities and shareholders' deficit	$92,933	$175,195

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31,
	2016	2015
Revenues	$-	$-
Expenses:
Geological and geophysical costs	134,511	173,057
Salaries and benefits	318,426	293,096
Public relations	43,787	136,453
Depreciation	22,509	27,324
Legal	80,521	79,117
Professional services	74,329	89,785
General and administrative	178,464	223,128
Travel	10,485	24,824
Net operating expenses	863,032	1,046,784
Loss from operations	(863,032)	(1,046,784)

Other income (expense):
Interest income	1	5
Interest expense	(676,495)	(643,430)
Gain (Loss) on settlement of debt	72,308	5,322,943
Gain (loss) on change in fair value of derivative liability	(102,444)	482,697
Total other income (expense)	(706,630)	5,162,215
Net income (loss)	(1,569,662)	4,115,431

Basic net income (loss) per share of common stock	$(0.00)	$0.00

Diluted net income (loss) per share of common stock	$(0.00)	$0.00

Basic weighted average number of shares of common stock outstanding	1,262,841,472	884,138,341

Diluted weighted average number of shares of common stock outstanding	1,262,841,472	1,004,926,936

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Stock	Additional		Total
	Common stock		subscription	paid-in	Accumulated	stockholders’
	Shares	Amount	receivable	capital	deficit	equity (deficit)

Balance, January 31, 2014	830,236,231	8,302	-	49,026,144	(55,194,095)	(6,159,649)
Issuance of common stock and warrants private placement, net	6,424,979	64	-	72,936	-	73,000
Issuance of common shares for cash pursuant to investment agreement	34,214,226	343	(55,673)	456,581	-	401,251
Issuance of common shares pursuant to legal settlement	1,000,000	10	-	17,490	-	17,500
Shares issued in exchange for services	2,511,628	25	-	53,975	-	54,000
Shares issued for conversion of notes	45,614,366	456	-	423,724	-	424,180
Resolution of derivative liabilities due to debt conversions	-	-	-	256,748	-	256,748
Warrants reclassified to derivative liabilities	-	-	-	(520,552)	-	(520,552)
Stock based compensation	-	-	-	11,232	-	11,232
Net income for the year ended January 31, 2015	-	-	-	-	4,115,431	4,115,431
Balance, January 31, 2015	920,001,430	9,200	(55,673)	49,798,278	(51,078,664)	(1,326,859)
Issuance of common stock and warrants private placement, net	27,194,893	272	-	50,028	-	50,300
Issuance of common shares for cash pursuant to investment agreement	100,000,000	1,000	-	128,751	-	129,751
Shares issued in exchange for services	5,733,000	57	-	10,263	-	10,320
Shares issued for conversion of notes	516,008,582	5,160	-	887,419	-	892,579
APIC reclassified to gain on debt extinguishment	-	-	-	(72,308)	-	(72,308)
Resolution of derivative liabilities due to debt conversions	-	-	-	833,583	-	833,583
Warrants reclassified to derivative liabilities	-	-	-	31,804	-	31,804
Stock based compensation	-	-	-	40,299	-	40,299
Net loss for the year ended January 31, 2016	-	-	-	-	(1,569,662)	(1,569,662)
Balance, January 31, 2016	1,568,937,905	15,689	(55,673)	51,708,117.00	(52,648,326)	(980,193)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended January 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(1,569,662)	$4,115,431
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,509	27,324
Amortization of deferred financing charges	-	38,052
Amortization of debt discount	606,270	403,579
(Gain) loss on settlement of debt	(72,308)	(5,322,943)
(Gain) loss on change in fair value of derivative liabilities	102,444	(482,697)
Share based compensation	40,299	11,232
Common shares issued for third party services	10,320	54,000
Warrants issued for third party services	-	17,500
Warrants issued pursuant to legal settlement		6,440
Changes in assets and liabilities:
Prepaid expenses	11,175	(79,179)
Other current assets	(100)	(52)
Accounts payable and accrued expenses	170,530	(3,329)
Accrued wages related parties	83,586	64,000
Accrued interest	44,357	190,283
Cash flows used in operating activities:	(550,580)	(960,359)

Cash flows from investing activities:
Purchase of equipment	(4,303)	(9,870)
Net cash used in investing activities	(4,303)	(9,870)

Cash flows from financing activities:
Payments on long-term debt	(6,149)	(5,594)
Principal activity on convertible promissory notes	328,000	500,000
Proceeds from the issuance of common stock, net of expenses	180,051	474,251
Net cash provided by financing activities	501,902	968,657

Increase (decrease) in cash and cash equivalents	(52,981)	(1,572)
Cash and cash equivalents, beginning of period	53,517	55,089
Cash and cash equivalents, end of period	$536	$53,517

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$12,271	$10,587
Supplemental disclosure of non-cash items:
Stock subscription receivable	$-	$55,673
Resolutions of derivative liabilities due to debt conversions	$833,583	$256,748
Warrants reclassed to derivative liabilities	$31,804	$520,552
Debt discounts due to derivative liabilities	$549,531	$382,173
Common stock issued for conversion of debt and interest	$892,579	$242,180
Original issue discount	$22,000	$28,750

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2016 and 2015, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2016 or 2015.

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

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for the tax year ended January 31, 2012 and prior.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the year ended January 31, 2016, potentially dilutive instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive. For the year ended January 31, 2015, potentially dilutive shares included in the calculation of diluted net income per share included 1,345,666 shares related to warrants and 119,442,929 shares related to convertible promissory notes.

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

NOTE 4 – Mineral claims

At January 31, 2016 we held a 100% interest in 11 standard federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2016 we held a 100% interest in 95 standard federal lode mining claims located in the Tombstone region of Arizona. 29 federal lode mining claims are owned by JABA US Inc, an Arizona Corporation in which two of our directors are owners and 66 federal lode mining claims belong to Liberty Star Uranium & Metals Corp. At January 31, 2016 we held Arizona State Land Department Mineral Exploration Permits covering 1,886.88 acres in the Tombstone region of Arizona.

At January 31, 2016 we held an option to explore 26 standard federal lode mining claims located in the East Silver Bell region of northwest Tucson, Arizona. The mineral claims are owned by JABA US Inc., an Arizona Corporation in which two of our directors are owners.

At January 31, 2016 we held a 100% interest to retain 9 Alaska State mining claims in the Iliamna region of Southwestern Alaska, located on the north side of the Cook Inlet, approximately 200 miles southwest of the city of Anchorage, Alaska (the “Big Chunk Claims”). The transaction for 199 claims transferred to Northern Dynasty in conjunction with our loan settlement agreement has now closed, and is no longer pending.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2016.

NOTE 5 – Prepaid expenses

At January 31, 2016, the company had prepaid approximately $70,000 relating to a private investor event scheduled for a future date. This amount is included in prepaid expenses as of January 31, 2016.

NOTE 6 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2016	January 31, 2015
Geology Equipment (3 to 7 years)	$264,734	$264,734
Vehicles and transportation equipment (5 years)	44,284	44,284
Office furniture and equipment (3 to 7 years)	85,363	81,061
	394,381	390,079
Less: accumulated depreciation and amortization	(380,249)	(357,741)
	$14,132	$32,338

Depreciation expense was $22,509 and $27,324 for the years ended January 31, 2016 and 2015, respectively.

NOTE 7 – Long-term debt and convertible promissory notes

Note payable to Ford Credit is payable in monthly installments of $544 including interest at a fixed rate of 9.49% through maturity in February 2016. The principal balance at January 31, 2016 and 2015 is $561 and $6,710, respectively. The carrying amount of the vehicle that serves as collateral is $0 and $6,891 at January 31, 2016 and 2015, respectively.

The following is a summary of the principal maturities of long-term debt during the next five years:

Minimum future debt payments

For the year ending January 31,
2017	561
2018 and thereafter	-
$561
Less: current maturities	561
$-

Following is a summary of convertible promissory notes:

	January 31,	January 31,
	2016	2015

12% convertible note payable issued August 2013, due in August 2016	$62,160	$144,519
Convertible note payable issued November 2013, due November 2015	-	147,500
12% convertible note payable issued August 2014, due August 2015	-	157,791
10% convertible note payable issued October 2014, due October 2015	-	108,136
10% convertible note payable issued December 2014, due December 2016	-	106,697
12% convertible note payable issued November 2015, due November 2017	55,000	-
12% convertible note payable issued December 2015, due September 2016	50,542	-
	167,702	664,643
Less debt discount	(8,470)	(41,928)
Less current portion of convertible notes	(108,670)	(516,018)
Long-term convertible notes payable	$50,562	$106,697

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. As of January 31, 2016, we had $62,160 of principal and interest outstanding for the August 2013 Note.

On November 18, 2013, we entered into a securities purchase agreement (the “November 2013 Note”), whereby we agreed to issue a convertible note to one lender in the principal amount of $250,000. The proceeds from the note were $225,000, which created an original issue discount of $25,000. The note was payable in full on November 18, 2014 and bears no interest except in an event of default. The lender may, at its option, after the 183rd day (after May 20, 2014) following the closing date, convert the principal amount or any portion of such principal amount of the note into shares of common stock of our company at the price equal to the lesser of (a) 100% of the volume weighted average price (VWAP), as reported on the closing date (November 18, 2013), and (b) 70% of the average of the 5 day VWAP immediately prior to the day of conversion. On November 13, 2014, we entered into an Assignment of Promissory Note & Acknowledgment, whereby we consented to an assignment of the note to another lender, pursuant to which $250,000 remains owing by the Company. The maturity date of the November 2013 Note was extended to November 18, 2015. From November 2014 through January 2015, the new noteholder converted principal of $102,500 into 11,792,944 shares of the Company’s common stock. During the year ended January 31, 2016, the new noteholder converted principal of $153,046 into 48,243,936 shares of the Company’s common stock. As of January 31, 2016, we had $0 of principal and interest outstanding for the November 2013 Note.

In August 2014, we received $150,000 pursuant to the terms of a convertible promissory note (the “August 2014 Note”) dated August 26, 2014. The Note bears interest at 12%, is due on August 26, 2015, and is convertible after 180 days at a 45% discount to the average of the daily VWAP prices for the previous 10 trading days before the date of conversion. During March and April 30, 2015, the new noteholder converted principal and accrued interest of $160,834 into 56,676,739 shares of the Company’s common stock. As of January 31, 2016, we had $0 of principal and interest outstanding for this Note.

On October 14, 2014, we entered into a securities purchase agreement, whereby we agreed to issue a convertible note (the “October 2014 Note”) to one lender in the principal amount of $105,000. The Note is payable in full on October 14, 2015, bears interest at the rate of 10% per annum, and includes a $5,000 original issuance discount. The Note may be convertible into shares of common stock of our company at any time from 180 days after the execution date of the Note at a price per share of 40% discount to the average of the daily VWAP for the previous five trading days before the date of conversion. During the year ended January 31, 2016, the note holder converted principal and interest totaling $110,901 into 74,878,264 shares of the Company’s common stock. As of January 31, 2016, we had $0 of principal and interest outstanding for this Note.

On December 3, 2014, we entered into a note purchase agreement, whereby we agreed to issue a convertible note (the “December 2014 Note”) to lender in the principal amount of $210,000, with a $10,000 original issuance discount. The initial purchase price was $105,000 of consideration of which $100,000 was received our company and $5,000 was retained through the original issue discount. An additional $50,000 was received on February 27, 2015 with a $2,500 original issue discount. An additional $30,000 was received on June 11, 2015 with a $1,500 original issue discount. An additional $20,000 was received on July 9, 2015 with a $1,000 original issue discount. The Note bears interest at 10%, is due on December 3, 2016, and is convertible after six months of advance of funds at a 37.5% discount to the average of the daily VWAP prices for the previous 5 trading days before the date of conversion. During the year ended January 31, 2016, the note holder converted principal and interest totaling $231,000 into 196,244,876 shares of the Company’s common stock. As of January 31, 2016, we had of $0 of principal and interest outstanding for the December 2014 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. As of January 31, 2016, we had of $55,000 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. As of January 31, 2016, we had of $50,542 of principal and interest outstanding for the December 2015 Note.

During the years ended January 31, 2016 and 2015, the Company recorded debt discounts of $549,531 and $382,173, respectively, due to the derivative liabilities, and original issue debt discounts of $22,000 and $28,750, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $606,270 and $403,579 for the years ended January 31, 2016 and 2015, respectively.

NOTE 8 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 7), that became convertible during the years ended January 31, 2016 and 2015, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of January 31, 2016:

●	The stock projections are based on the historical volatilities for each date. These ranged in the 146.9-155.8% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	For the warrants with reset features, the Company assumed it would issue equity linked instruments in the quarters ended 1/31/16 through 4/30/16 at 70% of market.

Using the results from the model, the Company recorded a derivative liability of $52,050 for newly granted warrants (see note 11) and a derivative liability of $688,562 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a debt discount of $549,531 which is being amortized over the remaining term of the note using the effective interest rate method, and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended January 31, 2016, was $59,239. Additionally, $547,031 of debt discount was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 7). The remaining unamortized debt discount related to the derivative liability was $0 as of January 31, 2016. The Company recorded the change in the fair value of the derivative liability as a loss of $102,444 to reflect the value of the derivative liability for warrants and convertible notes as $3,293 as of January 31, 2016. The Company also recorded a reclassification from derivative liability to equity of $833,583 for the conversions of a portion of the Company’s convertible notes.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2016	2015
Beginning balance	$216,705	$46,985
Total (gains) losses	(102,444)	(482,697)
Settlements	(865,387)	(256,748)
Additions	549,531	909,165
Ending balance	$3,293	$216,705

Change in unrealized (gains) losses included in earnings relating to derivatives still held as of January 31, 2016 and 2015	$211	$(482,697)

NOTE 9 – Common stock

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

On October 30, 2013, the Company entered into an investment agreement with KVM Capital Partners LLC, a New York limited liability company (“KVM”). Pursuant to the agreement, KVM has agreed to purchase up to $8,000,000 of our common stock over a period of up to thirty-six (36) months. The purchase price per share to be paid by KVM shall be calculated at a twenty percent (20%) discount to the lowest volume weighted average price of the common stock as reported by Bloomberg, L.P. during the five (5) consecutive trading days immediately prior to the receipt by KVM of the put notice. We initially reserved 244,500,000 shares of our common stock for issuance under the KVM Investment Agreement. In connection with the KVM Investment Agreement, we also entered into a registration rights agreement with KVM, pursuant to which we are obligated to file a registration statement with the SEC covering 244,500,000 shares of our common stock underlying the KVM Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC and maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement. On November 6, 2013, we filed form S-1 related to the KVM investment agreement. Between February 2014 and July 2014, pursuant to the KVM investment agreement, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2016. On November 14, 2014, we filed a Post-Effective Amendment to deregister the remaining unsold securities, which became effective on December 2, 2014.

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

During the year ended January 31, 2016, $206,679 of the August 2013 Note was converted into 123,158,044 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00098 to $0.00574.

During the year ended January 31, 2016, $153,046 of the November 2013 Note was converted into 48,243,936 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00147 to $0.00609.

During the year ended January 31, 2016, $160,833 of the August 2014 Note was converted into 56,676,739 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00193 to $0.00416.

During the year ended January 31, 2016, $110,901 of the October 2014 Note was converted into 74,878,264 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00101 to $0.00263.

During the year ended January 31, 2016, $231,000 of the December 2014 Note was converted into 196,244,876 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00090 to $0.00197.

In May of 2015, we issued 2,941,176 units to an investor for total proceeds of $10,000. Each unit consists of one share of our common stock and two warrants to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.0048 and have a three year term.

On May 29, 2015, we issued a non-interest bearing promissory note with the principal amount of $30,000 to Brett Gross, a director of our company. The promissory note is convertible into 16,806,723 units at a price of $0.001785 per unit upon the increase of the authorized capital of our company. Each unit is comprised of one share of common stock and two warrants. Each warrant will be exercisable for a period of three years at a price of $0.002499. On August 11, 2015, the note was converted in full and the 16,806,723 common shares were issued.

In June of 2015, we issued 1,846,154 units to an investor for total proceeds of $3,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock. The warrants have an exercise price of $0.002275 and have a three year term.

In August of 2015, the Company issued 16,077,170 units to an investor for total proceeds of $25,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $0.00218 and have a three year term.

In July of 2015, the Company issued 2,822,912 units to an investor, the Company’s CEO, CFO, President and Chairman of the Board, for proceeds of $4,300. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.002130 and have a three year term.

In September of 2015, the Company issued 1,851,852 units to an investor for total proceeds of $3,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $0.00227 and have a three year term.

In November of 2015, we issued 1,655,629 units to an investor for total proceeds of $5,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock. The warrants have an exercise price of $0.00423 and have a three year term.

On June 20, 2015, we entered into an investment agreement (the “Investment Agreement”) with Tangiers Investment Group, LLC (the “Investor”), whereby the Investor has agreed to invest up to $8,000,000 to purchase shares of our common stock. Subject to the terms and conditions of the Investment Agreement and a registration rights agreement, we may, in our sole discretion, deliver a notice to the Investor which states the dollar amount which we intend to sell to the Investor on a certain date. The amount that we shall be entitled to sell to Investor shall be equal to one hundred and fifty percent (150%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date so long as such amount does not exceed an accumulative amount per month of $100,000. The minimum amount shall be equal to $5,000. In connection with the Investment Agreement, we also entered into a registration rights agreement dated June 20, 2015, whereby we agreed to file a Registration Statement on Form S-1 with the SEC within thirty (30) days of the date of the registration rights agreement and to have the Registration Statement declared effective by the SEC within ninety (90) days after we have filed the Registration Statement. We filed Form S-1 on July 2, 2015 and Form S-1 Amendment No. 1 on July 29, 2015, for registration of 100,000,000 shares of the Company’s common stock under the Investment Agreement, which was declared effective by the SEC on August 5, 2015. During the year ended January 31, 2016, the Company issued an aggregate of 100,000,000 shares of common stock for total proceeds of $129,751 to Tangiers Investment Group, LLC under the Investment Agreement.

In September 2015, the Company issued 5,733,000 shares to a former service provider for services totaling $10,320.

NOTE 10 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2016 and 2015 are 13,000,000 and 12,500,000, respectively. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2016 and 2015 are 50,000 and 50,000, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2016 and 2015 are 127,626 and 127,626, respectively.

In September 2013, there were 7,423,624 stock options granted at an exercise price of $0.0257 per share, exercisable until September 5, 2023 with a fair value net of forfeitures at grant date of $210,300. The options granted were 100% vested for directors and shall vest in 25% immediately and 25% over four years increments on a yearly basis over the next four years for employees. In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on our historical volatility. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Remaining stock option expense to be recognized in future periods related to the award is $18,224 as of January 31, 2016.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2016 and 2015. Incentive stock options to employees and directors outstanding at January 31, 2016 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2014	85,476,124	$0.047		$-

Granted	-	-
Cancelled	(54,750)	6.710
Exercised	-	-
Outstanding, January 31, 2015	85,421,374	$0.042		$-

Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, January 31, 2016	85,421,374	$0.042	4.81	$-

Exercisable, January 31, 2016	84,951,211	$0.042	4.79	$-

In December 2015, the board of directors approved a five-year extension of 77,500,000 options expiring on August 16, 2015 to an extended expiration date of August 16, 2020. This modification resulted in a charge of $29,067 to share based compensation for the year ended January 31, 2016, representing the fair value of option extension. The options are held by four directors. The options cancelled during the year ended January 31, 2015 were a result of the options expiring. The aggregate intrinsic value is calculated based on the stock price of $0.0019 and $0.0086 per share as of January 31, 2016 and 2015, respectively.

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

		Expected		Risk-free
	Expected	dividend	Expected	interest	Forfeiture
Grant date	volatility	yield	term	rate	rate
January 10, 2012	128%	0%	10 years	2%	10%
December 13, 2012	174%	0%	3 years	0.34%	0%
January 1, 2013	173%	0%	3 years	0.36%	0%
January 1, 2013	171%	0%	3 years	0.41%	0%
September 5, 2013	221%	0%	6.25 years	2.15%	20%

Share-based compensation expense is reported in our statement of operations as follows:

	January 31, 2016	January 31, 2015
Geological and geophysical costs	$4,728	$4,728
Salaries and benefits	33,795	4,728
Investor relations	1,776	1,776
General and administrative	-	-
	$40,299	$11,232

At January 31, 2016 there is $18,224 of unrecognized share-based compensation for all share-based awards outstanding with a weighted average remaining period for amortization of 1.8 years.

Non-qualified stock options to non-employee consultants and vendors outstanding as of January 31, 2016 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2014	903,500	$0.376		$-
Granted	-	-
Expired	(40,000)	1.678
Outstanding, January 31, 2015	863,500	$0.316		$-
Granted	-	-
Expired	(500,000)	0.038
Outstanding, January 31, 2016	363,500	$0.697	2.23	$-

Exercisable, January 31, 2016	363,500	$0.697	2.23	$-

The aggregate intrinsic value is calculated based on the stock price of $.0019 and $0.0086 per share for the years ended January 31, 2016 and 2015, respectively.

At January 31, 2016 there were 363,500 non-qualified stock options outstanding with a weighted average exercise price of $0.697 per option; of those options 363,500 are exercisable. At January 31, 2016 there were 85,421,374 incentive stock options outstanding with a weighted average exercise price of $0.042 per option; of those options 84,951,211 are exercisable with a weighted average exercise price of $0.042.

During the years ended January 31, 2016 and 2015 we recognized $40,299 and $11,232  of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 11 – Warrants

As of January 31, 2016, there were 98,731,285 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.75 years and a weighted average exercise price of $0.008 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2015 and 2014 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share

Outstanding, January 31, 2014	58,441,729	$0.026
Issued	6,924,979	0.017
Expired	(5,800,000)	0.037
Exercised	-	-

Outstanding, January 31, 2015	59,566,708	$0.024
Issued	63,749,514	0.003
Expired	(24,584,937)	0.034
Exercised	-	-
Outstanding, January 31, 2016	98,731,285	$0.008

Exercisable, January 31, 2016	98,731,285	$0.008

The weighted average intrinsic value for warrants outstanding was $0 and $0 as of January 31, 2015 and 2014, respectively.

NOTE 12 – Income taxes

As of January 31 our deferred tax asset is as follows:

	January 31, 2016	January 31, 2015
Deferred Tax Assets	$9,391,000	$8,853,000
Less Valuation Allowance	(9,391,000)	(8,853,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The decrease in the valuation allowance of $538,000 during the year ended January 31, 2016 primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. The decrease in the valuation allowance of $1,390,000 during the year ended January 31, 2015 primarily represents the utilization of net operating loss carry-forwards during the period to offset taxable income for the year. As of January 31, 2016, our estimated net operating loss carry-forward is approximately $27,000,000 and expires beginning in 2026 through 2036.

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

NOTE 13 – Related party transactions

We entered into the following transactions with related parties during the year ended January 31, 2016:

Paid or accrued $6,263 in rent on an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, and President on a month-to-month basis for $522 per month.

At January 31, 2016 we had a balance of accrued unpaid wages of $472,953 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President.

At January 31, 2016, we had a balance of accrued unpaid wages of $15,625 to Larry Liang, our former President.

We have an option to explore 26 standard federal lode mining claims at the East Silver Bell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. During the year ended January 31, 2016 we paid $8,525 in rental fees to maintain the mineral claims in good standing. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and now to June 1, 2021. This may additionally be extended in five year periods or increments in the future by any JABA director.

We entered into the following transactions with related parties during the year ended January 31, 2015:

Paid or accrued $6,263 in rent on an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, and President on a month-to-month basis for $522 per month.

At January 31, 2015 we had a balance of accrued unpaid wages of $389,367 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President.

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

NOTE 14 – Commitments and Contingencies

We are required to perform annual assessment work in order to maintain the Big Chunk Alaska State mining claims. If annual assessment work is not performed the Company must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per ¼ section (160 acre) claim or $100 per ¼ -¼ section (40 acre) claim extends the claims for a one-year period from the staking of claims. Assessment work performed in excess of the required amount may be carried forward for up to four years to satisfy future obligations. The Company estimates that the required annual assessments per year to maintain the claims from 2015 forward will be $3,600 each year Sufficient assessment work has been performed for Big Chunk to maintain the claims beyond the next labor year if retained.

The annual state rentals for the Big Chunk Alaska State mining claims vary from $70 to $280 per mineral claim. The rental period begins at noon September 1st through the following September 1st and annual rental payments are due on November 30th of each year. The rentals of $6,120, to extend the Big Chunk claims through September 1, 2015 were not paid in November 2014. The estimated state rentals due by November 30, 2016 for the period from September 1, 2015 through September 1, 2016 are $6,120 plus an equal amount in penalty if reclaimed. Alaska State production royalty is three percent of net income. State law prescribes that after a 3.5 -year exemption from state taxes a metal mine is liable for a 15% state licensing tax on net income from the mine.

We are required to pay annual rentals for our federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals of $1,705 for the period from September 1, 2015 to September 1, 2016 have been paid. The rentals due by September 1, 2016 for the period from September 1, 2016 through September 1, 2017 of $1,705 have not been paid.

We are required to pay annual rentals for our federal lode mining claims for our East Silver Bell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rentals of $4,030 for the period from September 1, 2015 to September 1, 2016 have been paid. The annual rentals due by September 1, 2016 of $4,030 are required to maintain the East Silver Bell claims are for the period from September 1, 2016 through September 1, 2017 have not been paid. There is no requirement for annual assessment or exploration work on the federal lode mining claims. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals due by September 1, 2016 for the period from September 1, 2016 through September 1, 2017 of $14,725 have not been paid. We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th for our Phase 1 permits, and September 14th through September 13th for our Phase 2 permits. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 2,366.88 acres at our Tombstone project. We will need to pay rental fees for our Phase 1 AZ MEP’s before September 29, 2016 in the amount of $3,346.88. Required minimum work expenditures for the period ending September 29, 2016 is $36,937.60. The annual rental due by September 13, 2016 to maintain the Phase 2 AZ MEP permit is $540.

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

NOTE 15 – Fair value of financial instruments

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at January 31, 2016	$3,293	-	-	$3,293
Warrant and convertible note derivative liability at January 31, 2015	$216,705	-	-	$216,705

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

NOTE 16 – Subsequent events

In February and March, 2016, an aggregate of $62,160 of the August 2013 Note was converted into 46,526,995 shares of the Company’s common stock.

In February 2016, we issued 2,631,579 units to an investor for total proceeds of $5,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at a price of $0.0027 per share.

We filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016.

On March 10, 2016, we received proceeds of $50,000 under the November 2015 Note.

On March 29, 2016, we issued 3,588,452 shares of common stock for proceeds of $9,077 under the Investment Agreement.

On April 13, 2016, we issued 6,343,677 shares of common stock for net proceeds of $10,879 under the Investment Agreement.

On April 29, 2016, we issued 4,524,285 shares of common stock for proceeds of $7,702 under the Investment Agreement

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

No changes in our Company’s internal control over financial reporting occurred during the fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
James A. Briscoe	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	74	February 3, 2004
Gary Musil	Secretary and Director	64	October 23, 2003
John Guilbert	Director	84	February 5, 2004
Keith Brill	Director	38	December 23, 2009
Peter O’Heeron	Director	52	September 6, 2012
Brett Gross	Director	56	October 20, 2014
Patricia Madaris	VP Finance	65	May 8, 2015

Business Experience

James A. Briscoe. Mr. Briscoe was appointed as our Chief Executive Officer, President and Chairman of the Board in 2004 and Chief Financial Officer in 2008. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. From 1996 to 2005, Mr. Briscoe was the Vice President of Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe was also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. and President of Compania Minera JABA, S.A. de C.V. in Mexico. Compania Minera JABA, S.A. de C.V. is no longer active and is in the process of dissolution.

We believe Mr. Briscoe is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his extensive experience in the industry.

Gary Musil. Mr. Musil was appointed as one our directors in 2003 and as our corporate Secretary in 2003. Mr. Musil was our Chief Executive Officer and Chief Financial Officer from 2003 to 2004. Mr. Musil has more than 30 years of management and financial consulting experience. Mr. Musil has served as an officer and director on numerous public mining companies since 1988. This experience has resulted in his overseeing exploration projects in Peru, Chile, Eastern Europe (Slovak Republic), British Columbia, Ontario, Quebec and New Brunswick (Canada). Prior to this, he was employed for 15 years with Dickenson Mines Ltd. and Kam-Kotia Mines Ltd. as a controller for the producing silver/lead/zinc mine in the interior of British Columbia, Canada. Mr. Musil currently serves as an officer/director of four TSX Venture Exchange public companies in Canada. Mr. Musil has been the President, Chief Executive Officer, Chief Financial Officer and a director of International Montoro Resources Inc., a TSX Venture company and a reporting issuer in Canada, since 1999. Mr. Musil has been the chief financial officer and secretary and a director of Belmont Resources Inc., a TSX Venture company and a reporting issuer in Canada, since 1992. Mr. Musil has been the chief financial officer and a director of Megastar Development Corp, a TSX Venture company and a reporting issuer in Canada, since 2006. Mr. Musil has been the Chief Financial Officer and secretary of Highbank Resources Ltd., a TSX Venture company and a reporting issuer in Canada, since 1988.

We believe Mr. Musil is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

John Guilbert. Dr. Guilbert was appointed as one of our directors in 2004. Dr. Guilbert is a Professor Emeritus at the University of Arizona and is a world-renowned geologist and author of the book, The Geology of Ore Deposits, a popular 900 page text used throughout the world and a co-developer of the Lowell-Guilbert porphyry copper model and recipient of two mining awards, the R.A.F. Penrose Medal and the D.C. Jackling Award. These gold medal awards, the most coveted in American Mining, were awarded back-to-back in successive years. Dr. Guilbert served as a director of Excellon Inc., a Vancouver Stock Exchange listed company from 1992 to 1996 and as Board Chairman and director for JABA Inc., an Alberta Stock Exchange (later CDNX then TSX) listed company from 1996 to 2002.

We believe Dr. Guilbert is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Keith Brill. Mr. Brill was appointed as one of our directors in, 2009. Mr. Brill received an International Master of Business Administration (IMBA) from the Moore School of Business, University of South Carolina in 2005. He graduated from the South Carolina Honors College, University of South Carolina in 2003 with a Bachelor of Science, magna cum laude, major in Economics and Finance, minor in Spanish. Mr. Brill has been a management consultant with PA Consulting Group, Inc., a leading global consulting firm, since 2004. He has provided multinational Fortune 500 companies with consulting advice on topics including cost reduction, operational efficiency, and IT strategy. Mr. Brill has extensive experience in conducting ROI analysis, developing business cases, and providing strategic financial advice on major business transformation programs.

We believe Mr. Brill is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Peter O’Heeron. Mr. O’Heeron joined the board in 2012. Mr. O’Heeron leads an operational investment group which identifies early stage opportunities in the medical field with strong intellectual property positions. Through his 20+ years of medical product development experience, Mr. O’Heeron brings together the resources from strategic disciplines necessary to commercialize unique technologies. Prior to founding Advanced Medical Technologies LLC, Mr. O’Heeron founded NeoSurg Technologies, Inc. to develop a minimally invasive access system. As a result of his efforts, NeoSurg Technologies was successful in developing the T2000 Minimally Invasive Access System, the world leader in reposable surgical instrumentation. Mr. O’Heeron completed the sale of NeoSurg Technologies to CooperSurgical in 2005. Mr. O’Heeron graduated from Texas State University with a BS in Healthcare Administration and a minor in Business Administration. He received his Masters in Healthcare Administration from the University of Houston. Mr. O’Heeron currently holds 5 patents and has 4 patents pending.

We believe Mr. O’Heeron is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working with our company as described above, in addition to his education and business experience as described above. He also catalyzed a negotiation with Northern Dynasty which benefited the company by millions of dollars.

Brett Gross. Mr. Gross joined the board in 2014. Mr. Gross has served as Vice President and Regional Managing Attorney for URS Energy & Construction, Inc., an AECOM company, fka Washington Group International, Inc. since August 2005. Mr. Gross is a mining engineer (BS, Ohio State University, 1982; MS, Virginia Polytechnic Institute, 1988; PE, Colorado and Alabama) and attorney (JD, University of Denver, 2001) with over 30 years of experience, both domestic and international. His work experience includes surface and underground mining operations, engineering, and delivery of construction mega-projects across multiple industrial and commercial markets, and the practice of law related to each of these sectors. Mr. Gross brings a combination of professional skills that benefits every aspect of our business. Mr. Gross’ engineering career began at Virginia Tech, with research focused on rock mechanics and the stability of underground openings, particularly the phenomenon of “coal bumps” and “rock bursts,” and studying methods to monitor stress changes in the longwall barrier pillar during the onset of the active longwall face. The ensuing years of his career have been intimately involved with a broad spectrum of engineering, operations, management and project delivery. Since 2002, Mr. Gross has practiced law both in private practice and as in-house counsel, negotiating and closing complex deals with what today is among the largest engineering and construction firms in the United States.

We believe Mr. Gross is qualified to serve on our board of directors because of his education and business experience as described above.

Patricia Madaris. Ms. Madaris has served as our VP Finance since May 2015. Prior to that time, Ms. Madaris served as the Executive Assistant to our CEO and Board of Directors since 2011. Since beginning her work at our company, she has proven to be beneficial in facilitating many areas of our public company, working to engage, negotiate, and close financings, and overseeing and working actively in financial reporting, and projected budgeting for ongoing operations. She has also worked as an accountant/manager for corporations in Arizona, Florida, and California since 2005. Ms. Madaris has a Bachelor’s of Science Degree with Indiana Wesleyan University, graduating Summa Cum Laude. Ms. Madaris is currently pursuing her MBA with an expected date of graduation in 2016.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held three formal meetings during the fiscal year ended January 31, 2016.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2016. Shareholders may contact our President, James A. Briscoe, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2016 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2016, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past 10 years:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2016, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective March 15, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to all employees, including our company's Chief Executive Officer, Chief Financial Officer and VP Finance. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

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

Our Code of Business Conduct and Ethics was filed with the SEC on March 13, 2004 as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Liberty Star Uranium & Metals Corp., 5610 E. Sutler Lane, Tucson, Arizona 85712.

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2016 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
James A. Briscoe, Chief Executive Officer, Chief Financial Officer and President	2016 2015	148,000 148,000	0 0	0 0	0 0	0 0	0 0	0 0	$ $	148,000 148,000

(1)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2016.

	Option Awards					Stock Awards
								Equity	Awards :
								Incentive	Market or
			Equity					Plan	Payout
			Incentive					Awards :	Value
			Plan				Market	Number of	of
			Awards:				Value	Unearned	Unearned
	Number of	Number of	Number of			Number of	of Shares or	Shares,	Shares,
	Securities	Securities	Securities			Shares or	Units of	Units	Units
	Underlying	Underlying	Underlying			Units of	Stock	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that	that Have	Rights that	Rights that
	Options	Options	Unearned	Exercise	Expiration	Have Not	Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
James A. Briscoe	52,500,000	0	0	$0.038	8/10/2020	0	0	0	0
	75,000	0	0	$0.88	5/21/2018	0	0	0	0

COMPENSATION PLANS

As of January 31, 2016, we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

No options were granted during the fiscal years ended January 31, 2016 and 2015.

In December 2015, the board of directors approved a five-year extension of 77,500,000 options expiring on August 16, 2015 to an extended expiration date of August 16, 2020. The options are held by four directors.

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

Employment Contracts

We have not entered into any written employment agreements or compensation arrangements with any of our named executive officers. We have entered into a verbal agreement with James A. Briscoe, our Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, for an annual salary of $148,000, plus a monthly automobile allowance.

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

No compensation was paid to or earned by any director in his capacity as a director, during the fiscal year ended January 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on May 3, 2016 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 1,632,552,893 shares of common stock issued and outstanding as of May 3, 2016, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
James A. Briscoe	54,762,500	(2)	3.25%
Gary Musil	7,542,000	(3)	*
John Guilbert	15,032,500	(3)	1.00%
Keith Brill	2,500,000	(3)	*
Peter O’Heeron	9,122,987	(4)	*
Brett Gross	74,858,600	(5)	4.48%
Patricia Madaris	875,000	(3)	*

Directors and Executive Officers as a Group (7 persons)	164,694,337		9.37%

(1)	Based on 1,632,552,893 shares of common stock issued and outstanding as of May 3, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Represents: (i) 52,575,000 incentive stock options that are currently exercisable, and (ii) 2,187,500 shares are held by Alaska Star Minerals LLC, which is wholly owned by Mr. Briscoe.

(3)	This amount represents incentive stock options that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 5,542,973 incentive stock options and 677,507 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(5)	This amount includes 39,655,742 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

Equity Compensation Plan Information

As of January 31, 2016, we had three compensation plans in place, entitled "2004 Stock Option Plan", “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	85,784,874	$0.045	13,177,626
Equity Compensation Plans Not Approved by Security Holders	--	N/A	--
Total	85,784,874	$0.045	13,177,626

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence

Our board of directors consists of the six directors: James A. Briscoe, Gary Musil, John Guilbert, Keith Brill, Peter O’Heeron and Brett Gross. Our common stock is quoted on the OTC Pink tier operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have five independent directors consisting of Gary Musil, John Guilbert, Keith Brill, Peter O’Heeron and Brett Gross.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for the fiscal years ended January 31, 2016 and 2015.

	Fiscal Year Ended January 31,
	2016	2015
Audit Fees	$30,000	$28,000
Audit-Related Fees	4,840	1,100
Tax Fees	-	-
All Other Fees	-	-
Total	$34,840	$29,100

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by MaloneBailey, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining MaloneBailey, LLP’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB , filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K with the SEC on January 7, 2016).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 17, 2016	By:	/s/ James A. Briscoe
James A. Briscoe
Chief Executive Officer, Chief Financial Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Briscoe as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Briscoe	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board (principal executive officer, principal financial officer and principal accounting officer)	May 17, 2016
Paul Mathieson

/s/ Keith Brill	Director	May 17, 2016
Keith Brill

/s/ Brett Gross	Director	May 17, 2016
Brett Gross

/s/ John Guilbert	Director	May 17, 2016
John Guilbert

/s/ Gary Musil	Secretary and Director	May 17, 2016
Gary Musil

/s/ Peter O’Heeron	Director	May 17, 2016
Peter O’Heeron

