Form 10-Q
period 2016-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2016-06-20
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,681,053,468 as of June 20, 2016.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2016	2016
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$5,502	$536
Advances	-	1,152
Prepaid expenses	70,516	77,113
Total current assets	76,018	78,801

Property and equipment, net	12,305	14,132
Total assets	$88,323	$92,933

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	$-	$561
Convertible promissory note, net	51,489	108,670
Accounts payable and accrued liabilities	496,366	421,462
Accrued wages to related parties	522,828	488,578
Derivative liability	6,586	3,293
Total current liabilities	1,077,269	1,022,564

Long-term:
Long-term convertible note payable, net	108,189	50,562
Total long-term liabilities	108,189	50,562

Total liabilities	1,185,458	1,073,126

Commitments and Contingencies

Stockholders' deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 1,632,552,893 and 1,568,937,905 shares issued and outstanding	16,326	15,689
Stock subscription receivable	(55,673)	(55,673)
Additional paid-in capital	51,872,747	51,708,117
Accumulated deficit	(52,930,535)	(52,648,326)
Total stockholders' deficit	(1,097,135)	(980,193)

Total liabilities and shareholders' deficit	$88,323	$92,933

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 30,
	2016	2015
Revenues	$-	$-
Expenses:
Geological and geophysical costs	9,875	20,115
Salaries and benefits	65,117	74,157
Public relations	5,260	5,604
Depreciation	1,827	6,298
Legal	40,716	21,426
Professional services	21,610	18,183
General and administrative	49,233	32,810
Travel	1,759	1,471
Net operating expenses	195,397	180,064
Loss from operations	(195,397)	(180,064)

Other income (expense):
Interest income	-	1
Interest expense	(81,300)	(434,095)
Gain (loss) on change in fair value of derivative liability	(5,512)	73,510
Total other income (expense)	(86,812)	(360,584)
Net loss	(282,209)	(540,648)

Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding – basic and diluted	1,599,358,913	959,571,781

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(282,209)	$(540,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,827	6,298
Amortization of debt discount	66,605	424,666
(Gain) loss on change in fair value of derivative liabilities	5,512	(73,510)
Share based compensation	4,279	2,808
Warrants issued for third party services	540	-
Changes in assets and liabilities:
Prepaid expenses	6,597	7,038
Other current assets	1,152	(100)
Accounts payable and accrued expenses	74,904	13,165
Accrued wages related parties	34,250	15,992
Accrued interest	8,160	8,962
Cash flows used in operating activities:	(78,383)	(135,329)

Cash flows from investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments on long-term debt	(559)	(1,482)
Principal activity on convertible promissory notes	50,000	100,000
Proceeds from the issuance of common stock, net of expenses	33,908	-
Net cash provided by financing activities	83,349	98,518

Increase (decrease) in cash and cash equivalents	4,966	(36,811)
Cash and cash equivalents, beginning of period	536	53,517
Cash and cash equivalents, end of period	$5,502	$16,706

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$6,535	$467
Supplemental disclosure of non-cash items:
Stock subscription receivable	$-	$10,000
Resolutions of derivative liabilities due to debt conversions	$68,919	$455,301
Warrants reclassed to derivative liabilities	$4,540	$5,927
Debt discounts due to derivative liabilities	$62,160	$331,323
Common stock issued for conversion of debt and interest	$62,160	$443,888
Original issue discount	$5,000	$8,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Interim financial statement disclosure

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2016 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2016 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

As of April 30, 2016 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of April 30, 2016 and January 31, 2016:

Fair value measurements at reporting date using:
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
		liabilities	inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Warrant and convertible note derivative liability at April 30, 2016	$6,586	-	-	$6,586

Warrant and convertible note derivative liability at January 31, 2016	$3,293	-	-	$3,293

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

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the three months ended April 30, 2016:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent expense related to this office was $1,566 for the three months ended April 30, 2016, with $2,510 due and reflected in accounts payable as of April 30, 2016.

At April 30, 2016 we had a balance of accrued unpaid wages of $507,203  to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

On May 31, 2016, the Company extended the expiration date of all 93,887,870 warrants issued between May 1, 2013 and May 1, 2016 for an additional three years at their original exercise prices ranging from $0.0021 to $0.0324. These warrants included 43,156,160 warrants purchased by officers and directors at their original exercise prices ranging from $0.0021 to $0.0207.

We have an option to explore 26 standard federal lode mining claims at the East Silver Bell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. We paid no rental fees to maintain the mineral claims during the three months ended April 30, 2016. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and now to June 1, 2021. This may additionally be extended in five year periods or increments in the future by any JABA director.

NOTE 5 – Warrants

As of April 30, 2016, there were 96,387,870 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 4.55 years and a weighted average exercise price of $0.007 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $24,191 as of April 30, 2016.

Whole share purchase warrants outstanding at April 30, 2016 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2016	98,731,285	$0.008
Issued	2,631,579	0.003
Expired	(4,974,994)	0.017
Exercised	-	-
Outstanding, April 30, 2016	96,387,870	$0.007

Exercisable, April 30, 2016	96,387,870	$0.007

During the three months ended April 30, 2016, the Company issued 2,631,579 warrants to an investor at an exercise price of $0.0027 with a three year term. The warrants were issued with common stock (one warrant for each common share purchased) and there is no additional accounting for these investor warrants.

On May 31, 2016, the Company extended the expiration date of all 93,887,870 warrants issued between May 1, 2013 and May 1, 2016 for an additional three years, at their original exercise prices ranging from $0.0021 to $0.0324. These warrants are held by investors, including officers and directors of the Company, and third-party service providers. On April 30, 2016, the Company recognized a total of $540 of expense related to the extension of warrants held by third-party service providers. The extension to warrants held by investors did not result in additional expense.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of April 30, 2016:

●	The stock projections are based on the historical volatilities for each date. These ranged in the 170.3% - 179.4% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;
●	An event of default would not occur during the remaining term of the note;
●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month. The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;
●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;
●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.
●	The holder would exercise the warrant at maturity if the stock price was above the exercise price;
●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.
●	For the warrants with reset features, the Company assumed it would issue equity linked instruments from April 30, 2016 through April 30, 2017 at 70% of market.

Using the results from the model, the Company recorded a derivative liability of $4,540 for outstanding warrants and a derivative liability of $62,160 for the fair value of the convertible feature included in the Company’s convertible debt instruments for the three months ended April 30, 2016. The derivative liability recorded for the convertible feature created a debt discount of $62,160 which is being amortized over the remaining term of the note using the effective interest rate method and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the three months ended April 30, 2016, was $0. Additionally, $62,160 of debt discount was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument. The remaining unamortized debt discount related to the derivative liability was $0 as of April 30, 2016. The Company recorded the change in the fair value of the derivative liability as a loss of $5,512 to reflect the value of the derivative liability for warrants and convertible notes as $6,586 as of April 30, 2016. The Company also recorded a reclassification from derivative liability to equity of $68,919 for the conversions of a portion of the Company’s convertible notes.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Three months ended April 30,
	2016	2015
Beginning balance	$3,293	$216,705
Total (gains) losses	5,512	(73,510)
Settlements	(64,379)	(455,301)
Additions	62,160	473,618
Ending balance	$6,586	$161,512

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of April 30, 2016 and 2015	$(5,512)	$(73,510)

NOTE 7 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30,	January 31,
	2016	2016

12% convertible note payable issued August 2013, due in August 2016	$-	$62,160
12% convertible note payable issued November 2015, due November 2017	116,660	55,000
12% convertible note payable issued December 2015, due September 2016	52,042	50,542
	168,702	167,702
Less debt discount	(9,025)	(8,470)
Less current portion of convertible notes	(51,489)	(108,670)
Long-term convertible notes payable	$108,188	$50,562

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. During the three months ended April 30, 2016, the note holder converted principal and interest totaling $62,160 into 46,526,995 shares of the Company’s common stock. As of April 30, 2016, we had $0 of principal and interest outstanding for the August 2013 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. On March 10, 2016, we received an additional $50,000 under the November 2015 Note, with a $5,000 original issue discount. As of April 30, 2016, we had of $116,660 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. As of April 30, 2016, we had of $52,042 of principal and interest outstanding for the December 2015 Note.

During the three months ended April 30, 2016 and 2015, the Company recorded debt discounts of $62,160 and $331,323, respectively, due to the derivative liabilities, and original issue debt discounts of $5,000 and $8,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $71,605 and $424,666 for the three months ended April 30, 2016 and 2015, respectively.

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

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of April 30, 2016.

During the three months ended April 30, 2016, $62,160 of the August 2013 Note was converted into 46,526,995 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00117 to $0.00152.

During the three months ended April 30, 2016, the Company issued 2,631,579 units to an investor for total proceeds of $5,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.0027 and have a three year term.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the three months ended April 30, 2016, the Company issued an aggregate of 14,456,414 shares of common stock for total proceeds of $28,908 to Tangiers Investment Group, LLC under the Investment Agreement.

At April 30, 2016 there were 662,500 non-qualified stock options outstanding to non-employee consultants and vendors with a weighted average exercise price of $0.075 per option; of those options 662,500 are exercisable. At April 30, 2016 there were 87,341,250 incentive stock options outstanding with a weighted average exercise price of $0.040 per option; of those options, 86,747,500 are exercisable with a weighted average exercise price of $0.040.

During the three months ended April 30, 2016 we recognized $4,279 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 9 – Subsequent events

In May and June of 2016, $42,700 of the November 2015 Note was converted into 30,500,000 shares of the Company’s common stock.

In May and June of 2016, the Company issued 9,750,575 shares of common stock for $17,935 to Tangiers Investment Group, LLC under the Investment Agreement.

In May and June of 2016, the Company issued an aggregate of 8,250,000 units to investors for aggregate proceeds of $33,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.004 and have a three year term.

In May 2016, we received $28,000 pursuant to the terms of the November 2015 Note.

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

Our Current Business

We are engaged in the acquisition and exploration of mineral properties in the States of Arizona and Southwest USA.. Claims in the State of Alaska have been held in the name of Big Chunk. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are described below.

North Pipes Super Project (“North Pipes” and “NPSP”): The NPSP is located in Northern Arizona on the Arizona Strip. We plan to ascertain whether the NPSP claims possess commercially viable deposits of uranium and associated co-product metals. We have not identified any ore reserves to date.

Big Chunk Super Project: The Big Chunk Super Project located in the Iliamna region of Southwestern Alaska:After much caution and thought, we have decided to no longer put any funds into Big Chunk due to the current status of the EPA.  If the situation becomes clarified next year, we believe we will have the opportunity to reacquire strategic claims within the area.

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

Title to mineral claims involves certain inherent risks due to difficulties in determining the validity of certain claims, as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all the Company’s mineral properties and, to the best of its knowledge, title to all properties retained are in good standing.

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

Results of Operations

Material Changes in Financial Condition for the Three Month Period Ended April 30, 2016

We had cash and cash equivalents in the amount of $5,502 as of April 30, 2016 compared to $536 as of January 31, 2016. We had negative working capital of $1,001,251 as of April 30, 2016 compared to $943,763 as of January 31, 2016. We used $78,383  net cash in operating activities during the three months ended April 30, 2016 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the three months ended April 30, 2016. We have been raising capital by issuing convertible promissory notes and selling equity by way of private placements and the Investment Agreement with Tangiers Investment Group, LLC. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three Month Periods Ended April 30, 2016 and 2015

We had a net loss of $282,209 and $540,648 for the three months ended April 30, 2016 and 2015, respectively.

During the three months ended April 30, 2016 we had a decrease of approximately $10,240 in geological and geophysical costs compared to the three months ended April 30, 2015, due to a decrease in geochemical reports ordered by the Company. We had decrease in salary and benefits expense of approximately $9,040 during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, due primarily to a decrease in employee hours worked. We had an increase in legal expenses of approximately $19,290 during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, due primarily to the costs associated with the Company’s Form S-1 Registration Statements filed in February of 2016. We had increase in general and administrative expenses of approximately $16,423 during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, due primarily to filing and reporting costs related to the Form S-1 Registration Statements filed in February of 2016 and an increase in insurance and computer related expenses. We incurred a non-cash loss on the change in fair value of our derivative liabilities of $5,512 during the three and three months ended April 30, 2016, as compared to a gain of $73,510 during the three months ended April 30, 2015, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value during the three months ended April 30, 2016 and 2015.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $5,502 as of April 30, 2016. We had negative working capital of $1,001,251 as of April 30, 2016. We had cash inflows from financing activities of $83,349  for the three months ended April 30, 2016. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. During the three months ended April 30, 2016, the note holder converted principal and interest totaling $62,160 into 46,526,995 shares of the Company’s common stock. As of April 30, 2016, we had $0 of principal and interest outstanding for the August 2013 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. On March 10, 2016, we received an additional $50,000 under the November 2015 Note, with a $5,000 original issue discount. As of April 30, 2016, we had of $116,660 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. As of April 30, 2016, we had of $52,042 of principal and interest outstanding for the December 2015 Note.

Proceeds from issuance of common stock

During the three months ended April 30, 2016, we entered into certain private investment agreements pursuant to which we received a total of $5,000 in net proceeds.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of an additional 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the three months ended April 30, 2016, the Company issued an aggregate of 14,456,414 shares of common stock for total proceeds of $28,908 to Tangiers Investment Group, LLC under the Investment Agreement.

Critical Accounting Policies

The condensed consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2016. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements as of April 30, 2016. Our total stockholders’ deficit at April 30, 2016 was $1,097,135.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2016, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2016 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. RISK FACTORS

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ending April 30, 2016, $62,160 of a convertible note issued in August 2013 (the “August 2013 Note”) was converted into 46,526,995 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00117 to $0.00152.

During the three months ended April 30, 2016, the Company issued 2,631,579 units to an investor for total proceeds of $5,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.0027 and have a three year term.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB , filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K with the SEC on January 7, 2016).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
21.1	Subsidiaries: Big Chunk Corp., incorporated in Alaska; Hay Mountain Super Project LLC, organized in Arizona.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: June 20, 2016

