Form 10-Q
period 2016-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2016-09-16
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,837,913,146 as of September 16, 2016 .

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2016	January 31, 2016
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$35,949	$536
Advances	-	1,152
Prepaid expenses	80,478	77,113
Total current assets	116,427	78,801

Property and equipment, net	10,989	14,132
Total assets	$127,416	$92,933

Liabilities and Stockholders’ Deficit

Current:
Current portion of long-term debt	$-	$561
Convertible promissory note, net	-	108,670
Accounts payable and accrued liabilities	470,388	421,462
Accrued wages to related parties	554,030	488,578
Derivative liability	4,083	3,293
Total current liabilities	1,028,501	1,022,564

Long-term:
Long-term convertible note payable, net	85,838	50,562
Total long-term liabilities	85,838	50,562

Total liabilities	1,114,339	1,073,126

Commitments and Contingencies

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 1,807,496,462 and 1,568,937,905 shares issued and outstanding	18,075	15,689
Stock subscription receivable	(55,673)	(55,673)
Additional paid-in capital	52,557,672	51,708,117
Accumulated deficit	(53,506,997)	(52,648,326)
Total stockholders’ deficit	(986,923)	(980,193)

Total liabilities and stockholders’ deficit	$127,416	$92,933

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	34,908	15,515	44,783	35,629
Salaries and benefits	107,436	71,871	172,553	146,027
Public relations	11,318	2,233	16,578	7,837
Depreciation	1,316	6,298	3,143	12,596
Legal	6,439	25,075	47,154	46,501
Professional services	30,734	12,511	52,344	30,694
General and administrative	61,342	57,995	110,576	90,805
Travel	2,671	2,077	4,430	3,549
Net operating expenses	256,164	193,575	451,561	373,638
Loss from operations	(256,164)	(193,575)	(451,561)	(373,638)

Other income (expense):
Interest income	-	-	-	1
Interest expense	(123,609)	(158,362)	(204,909)	(592,458)
Gain on settlement of debt	-	72,308	-	72,308
Gain (loss) on change in fair value of derivative liability	(196,689)	10,489	(202,201)	83,999
Total other income (expense)	(320,298)	(75,565)	(407,110)	(436,150)
Net income (loss)	(576,462)	(269,140)	(858,671)	(809,788)

Basic net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock outstanding	1,697,188,373	1,154,233,598	1,648,841,243	1,058,515,905

Diluted weighted average number of shares of common stock outstanding	1,697,188,373	1,154,233,598	1,648,841,243	1,058,515,905

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(858,671)	$(809,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,143	12,596
Amortization of debt discount	174,077	563,152
Gain on settlement of debt	-	(72,308)
(Gain) loss on change in fair value of derivative liabilities	202,201	(83,999)
Share based compensation	46,960	5,616
Common shares issued for third party services	47,500	-
Warrants issued for third party services	540	-
Changes in assets and liabilities:
Prepaid expenses	(3,365)	7,811
Other current assets	1,152	(100)
Accounts payable and accrued expenses	48,926	61,227
Accrued wages related parties	65,452	44,169
Accrued interest	18,281	25,705
Cash flows used in operating activities:	(253,804)	(245,919)

Cash flows from investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments on long-term debt	(563)	(3,001)
Principal activity on convertible promissory notes	78,000	150,000
Proceeds from the issuance of common stock, net of expenses	211,780	47,300
Net cash provided by financing activities	289,217	194,299

Increase (decrease) in cash and cash equivalents	35,413	(51,620)
Cash and cash equivalents, beginning of period	536	53,517
Cash and cash equivalents, end of period	$35,949	$1,897

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$12,553	$3,602
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$175,792	$656,034
Warrants reclassed to derivative liabilities	$189,988	$36,552
Debt discounts due to derivative liabilities	$164,369	$411,247
Common stock issued for conversion of debt and interest	$179,382	$638,656
Original issue discount	$7,800	$10,500

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Interim financial statement disclosure

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2016 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2016 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended July 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

As of July 31, 2016 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of July 31, 2016 and January 31, 2016:

Fair value measurements at reporting date using:
Quoted prices
		in active		Significant
		markets for		other	Significant
		identical		observable	unobservable
		liabilities		inputs	inputs
Description	Fair Value	(Level 1)		(Level 2)	(Level 3)

Warrant and convertible note derivative liability at July 31, 2016	$4,083	-		-	$4,083

Warrant and convertible note derivative liability at January 31, 2016	$3,293		-	-	$3,293

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

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the six months ended July 31, 2016:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent expense related to this office was $3,132 for the six months ended July 31, 2016. No amount was due as of July 31, 2016.

At July 31, 2016 we had a balance of accrued unpaid wages of $538,405 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

On May 31, 2016, the Company extended the expiration date of all 93,887,870 warrants issued between May 1, 2013 and May 1, 2016 for an additional three years at their original exercise prices ranging from $0.0021 to $0.0324. These warrants included 43,156,160 warrants purchased by officers and directors at their original exercise prices ranging from $0.0021 to $0.0207.

We have an option to explore 26 standard federal lode mining claims at the East Silver Bell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. We paid $20,460 in rental fees to maintain the mineral claims during the six months ended July 31, 2016. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

NOTE 5 – Warrants

As of July 31, 2016, there were 111,387,870 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 4.11 years and a weighted average exercise price of $0.007 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $7,064 as of July 31, 2016.

Whole share purchase warrants outstanding at July 31, 2016 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2016	98,731,285	$0.008
Issued	17,631,579	0.004
Expired	(4,974,994)	0.017
Exercised	-	-
Outstanding, July 31, 2016	111,387,870	$0.007

Exercisable, July 31, 2016	111,387,870	$0.007

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

During the three months ended July 31, 2016, the Company issued 15,000,000 warrants to investors at an exercise price of $0.0040 with a three year term. The warrants were issued with common stock (one-half warrant for each common share purchased) and there is no additional accounting for these investor warrants.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of July 31, 2016:

●	The stock projections are based on the historical volatilities for each date. These ranged in the 179.6% - 177.4% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month. The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	For the warrants with reset features, the Company assumed it would issue equity linked instruments from July 31, 2016 through July 31, 2017 at 70% of market.

Using the results from the model, the Company recorded a derivative liability of $420,716 for outstanding warrants and a derivative liability of $164,369 for the fair value of the convertible feature included in the Company’s convertible debt instruments for the six months ended July 31, 2016. The derivative liability recorded for the convertible feature created a debt discount of $164,369 which is being amortized over the remaining term of the note using the effective interest rate method and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the three months ended July 31, 2016, was $0. Additionally, $164,369 of debt discount was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument. The remaining unamortized debt discount related to the derivative liability was $0 as of July 31, 2016. The Company recorded the change in the fair value of the derivative liability as a loss of $202,201 to reflect the value of the derivative liability for warrants and convertible notes as $4,083 as of July 31, 2016. The Company also recorded a reclassification from derivative liability to equity of $182,042 for the conversions of a portion of the Company’s convertible notes, and $604,454 for outstanding warrants becoming untainted during the six months ended July 31, 2016.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Six months ended July 31,
	2016	2015
Beginning balance	$3,293	$216,705
Total (gains) losses	202,201	(83,999)
Settlements	(786,496)	(656,034)
Additions	585,085	584,167
Ending balance	$4,083	$60,839

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of July 31, 2016 and 2015	$202,201	$(83,999)

NOTE 7 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31, 2016	January 31, 2016

12% convertible note payable issued August 2013, due in August 2016	$-	$62,160
12% convertible note payable issued November 2015, due November 2017	92,400	55,000
12% convertible note payable issued December 2015, due September 2016	-	50,542
	92,400	167,702
Less debt discount	(6,562)	(8,470)
Less current portion of convertible notes	-	(108,670)
Long-term convertible notes payable	$85,838	$50,562

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. During the six months ended July 31, 2016, the note holder converted principal and interest totaling $62,160 into 46,526,995 shares of the Company’s common stock. As of July 31, 2016, we had $0 of principal and interest outstanding for the August 2013 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. On March 10, 2016, we received an additional $50,000 under the November 2015 Note, with a $5,000 original issue discount. On May 25, 2016, we received an additional $28,000 under the November 2015 Note, with a $2,800 original issue discount During the three months ended July 31, 2016, the note holder converted principal and interest totaling $62,222 into 43,998,977 shares of the Company’s common stock. As of July 31, 2016, we had of $92,400 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. During the three months ended July 31, 2016, the note holder converted principal and interest totaling $53,100 into 47,168,177 shares of the Company’s common stock. As of July 31, 2016, we had of $0 of principal and interest outstanding for the December 2015 Note.

During the six months ended July 31, 2016 and 2015, the Company recorded debt discounts of $102,209 and $411,247, respectively, due to the derivative liabilities, and original issue debt discounts of $7,800 and $10,500, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $174,077 and $563,152 for the six months ended July 31, 2016 and 2015, respectively.

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

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of July 31, 2016.

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

During the three months ended July 31, 2016, $62,222 of the November 2015 Note was converted into 43,998,977 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00140 to $0.00145.

During the three months ended July 31, 2016, $53,100 of the December 2015 Note was converted into 47,168,177 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00105 to $0.00116.

During the three months ended July 31, 2016, the Company issued 30,000,000 units to investors for total proceeds of $120,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.004 and have a three year term.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the six months ended July 31, 2016, the Company issued an aggregate of 48,736,684 shares of common stock for total proceeds of $86,780 to Tangiers Investment Group, LLC under the Investment Agreement.

During the six months ended July 31, 2016, the Company issued 19,496,145 shares to third-parties for services with an aggregate fair value of approximately $47,500.

At July 31, 2016 there were 1,255,000 non-qualified stock options outstanding to non-employee consultants and vendors with a weighted average exercise price of $0.041 per option; of those options 1,255,000 are exercisable. At July 31, 2016 there were 87,262,500 incentive stock options outstanding with a weighted average exercise price of $0.038 per option; of those options, 86,668,750 are exercisable with a weighted average exercise price of $0.038.

During the six months ended July 31, 2016 the Company granted 1,951,376 incentive stock options to employees and directors previously reserved under the Company’s stock option plans with an exercise price of $0.0257. The options all fully vested by September 2016 and expire in September 2023. The Company also issued 592,500 non-qualified stock options to a third-party for services at an exercise price of $0.004. These options vested immediately and have a 10 year term.

During the six months ended July 31, 2016, we recognized $46,960 of compensation expense related to incentive and non-qualified stock options granted to officers, employees and consultants.

NOTE 9 – Subsequent events

In August and September of 2016, the Company issued an aggregate of 16,416,684 shares of common stock for total proceeds of $30,945 to Tangiers Investment Group, LLC under the Investment Agreement.

In August and September of 2016, the Company issued an aggregate of 3,000,000 units to investors for aggregate proceeds of $12,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.004 and have a three year term.

In September of 2016, $16,426 of the November 2015 Note was converted into 11,000,000 shares of the Company’s common stock at a conversion price of $0.00149.

On August 12, 2016, the Company’s board of directors approved the grant of 10,958,750 stock options to employees and consultants with an exercise price of $0.003.

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

Big Chunk Super Project: The Big Chunk Super Project located in the Iliamna region of Southwestern Alaska: After much caution and thought, we have decided to no longer put any funds into Big Chunk due to the current status of the EPA. If the situation becomes clarified next year, we believe we will have the opportunity to reacquire strategic claims within the area.

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

Results of Operations

Material Changes in Financial Condition for the Six Month Period Ended July 31, 2016

We had cash and cash equivalents in the amount of $35,949 as of July 31, 2016 compared to $536 as of January 31, 2016. We had negative working capital of $912,074 as of July 31, 2016 compared to $943,763 as of January 31, 2016. We used $253,804 net cash in operating activities during the six months ended July 31, 2016 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the six months ended July 31, 2016. We have been raising capital by issuing convertible promissory notes and selling equity by way of private placements and the Investment Agreement with Tangiers Investment Group, LLC. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Six Month Periods Ended July 31, 2016 and 2015

We had net losses of $576,462 and $858,671 for the three and six months ended July 31, 2016, respectively, compared to a net loss of $269,140 and $809,788 for the three and six months ended July 31, 2015.

During the three and six months ended July 31, 2016, we had an increase of approximately $19,393 and $9,154, respectively, in geological and geophysical costs compared to the three and six months ended July 31, 2015, due primarily to an increase in mineral claim rental fees paid by the Company. We had an increase in non-cash expense related to stock options issued to a director, which was the primary increase in salaries and benefits of approximately $35,565 and $26,526 during the three and six months ended July 31, 2016, respectively, as compared to the three months and six ended July 31, 2015. We had a decrease in legal expenses of approximately $18,636 during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, due primarily to the reduced costs associated with the Company’s Form S-1 Registration Statements filed in July of 2015. We had an increase in professional services of approximately $18,223 and $21,650 during the three and six months ended July 31, 2016, respectively, as compared to the three and six months ended July 31, 2015, due primarily to increased accounting and reporting costs. We incurred a non-cash loss on the change in fair value of our derivative liabilities of $196,689 and $202,201, respectively, during the three and six months ended July 31, 2016, as compared to a loss of $10,489 and $83,999 during the three and six months ended July 31, 2015, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value during the three and six months ended July 2016 and 2015. We recognized a gain of $72,308 during the three and six months ended July 31, 2015 as a result of convertible note conversions during the three months ended July 31, 2015.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $35,949 as of July 31, 2016. We had negative working capital of $912,074 as of July 31, 2016. We had net cash inflows from financing activities of $289,217 for the six months ended July 31, 2016. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, July and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. During the six months ended July 31, 2016, the note holder converted principal and interest totaling $62,160 into 46,526,995 shares of the Company’s common stock. As of July 31, 2016, we had $0 of principal and interest outstanding for the August 2013 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. On March 10, 2016, we received an additional $50,000 under the November 2015 Note, with a $5,000 original issue discount. On May 25, 2016, we received an additional $28,000 under the November 2015 Note, with a $2,800 original issue discount During the three months ended July 31, 2016, the note holder converted principal and interest totaling $62,222 into 43,998,977 shares of the Company’s common stock. As of July 31, 2016, we had of $92,400 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. During the three months ended July 31, 2016, the note holder converted principal and interest totaling $53,100 into 47,168,177 shares of the Company’s common stock. As of July 31, 2016, we had of $0 of principal and interest outstanding for the December 2015 Note.

Proceeds from issuance of common stock

During the six months ended July 31, 2016, we entered into certain private investment agreements pursuant to which we received a total of $125,000 in net proceeds.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the six months ended July 31, 2016, the Company issued an aggregate of 48,736,684 shares of common stock for total proceeds of $86,778 to Tangiers Investment Group, LLC under the Investment Agreement.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements as of July 31, 2016. Our total stockholders’ deficit at July 31, 2016 was $986,923.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2016, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2016 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2016, $62,160 of a convertible note issued in August 2013 (the “August 2013 Note”) was converted into 46,526,995 shares of the Company’s common stock. The conversions occurred on multiple dates with per share conversion prices ranging from $0.00117 to $0.00152.

During the three months ended April 30, 2016, the Company issued 2,631,579 units to an investor for total proceeds of $5,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.0027 and have a three year term.

During the three months ended July 31, 2016, $62,222 of a convertible note issued in November 2015 (the “November 2015 Note”) was converted into 43,998,977 shares of the Company’s common stock. The conversions occurred on multiple dates with per share conversion prices ranging from $0.00140 to $0.00145.

During the three months ended July 31, 2016, $53,100 of a convertible note issued in December 2015 (the “December 2015 Note”) was converted into 47,168,177 shares of the Company’s common stock. The conversions occurred on multiple dates with per share conversion prices ranging from $0.00105 to $0.00116.

During the three months ended July 31, 2016, the Company issued 30,000,000 units to investors for total proceeds of $120,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.004 and have a three year term.

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our mine(s) that may be developed in the future would be subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. We do not own any mines in the United States and as a result, this information is not required.

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
10.14

12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).

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
James Briscoe,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 16, 2016

