Form 10-Q
period 2016-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2016-12-20
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,969,284,132 as of December 20, 2016.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	October 31, 2016	January 31, 2016
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$9,909	$536
Advances	-	1,152
Prepaid expenses	73,565	77,113
Total current assets	83,474	78,801

Property and equipment, net	9,712	14,132
Total assets	$93,186	$92,933

Liabilities and Stockholders’ Deficit

Current:
Current portion of long-term debt	$-	$561
Convertible promissory note, net	-	108,670
Accounts payable and accrued liabilities	493,560	421,462
Accrued wages to related parties	581,030	488,578
Derivative liability	-	3,293
Total current liabilities	1,074,590	1,022,564

Long-term:
Long-term convertible note payable, net	32,307	50,562
Total long-term liabilities	32,307	50,562

Total liabilities	1,106,897	1,073,126

Commitments and Contingencies

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 1,885,102,161 and 1,568,937,905 shares issued and outstanding	18,851	15,689
Stock subscription receivable	(55,673)	(55,673)
Additional paid-in capital	52,798,384	51,708,117
Accumulated deficit	(53,775,273)	(52,648,326)
Total stockholders’ deficit	(1,013,711)	(980,193)

Total liabilities and stockholders’ deficit	$93,186	$92,933

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	25,707	44,377	70,489	80,006
Salaries and benefits	89,715	101,215	262,268	247,242
Public relations	3,353	29,076	19,931	36,913
Depreciation	1,277	6,416	4,420	19,012
Legal	-	23,525	47,154	70,026
Professional services	22,750	27,104	75,094	57,798
General and administrative	64,740	48,274	175,318	139,079
Travel	1,598	3,735	6,027	7,284
Net operating expenses	209,140	283,722	660,701	657,360
Loss from operations	(209,140)	(283,722)	(660,701)	(657,360)

Other income (expense):
Interest income	-	-	-	1
Interest expense	(76,544)	(110,888)	(281,453)	(703,346)
Gain on settlement of debt	-	-	-	72,308
Gain (loss) on change in fair value of derivative liability	17,408	(13,233)	(184,793)	70,766
Total other expense	(59,136)	(124,121)	(466,246)	(560,271)
Net loss	(268,276)	(407,843)	(1,126,947)	(1,217,631)

Basic net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock outstanding	1,841,867,754	1,382,733,547	1,713,653,064	1,166,824,752

Diluted weighted average number of shares of common stock outstanding	1,841,867,754	1,382,733,547	1,713,653,064	1,166,824,752

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(1,126,947)	$(1,217,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,420	19,012
Amortization of debt discount	240,050	668,835
(Gain) loss on settlement of debt	-	(72,308)
(Gain) loss on change in fair value of derivative liabilities	184,793	(70,766)
Share-based compensation	72,000	37,491
Common shares issued for third party services	47,500	10,320
Warrants issued for third party services	540	-
Changes in assets and liabilities:
Prepaid expenses	3,548	12,072
Other current assets	1,152	(100)
Accounts payable and accrued expenses	72,098	86,855
Accrued wages related parties	92,452	69,000
Accrued interest	22,600	32,691
Cash flows used in operating activities:	(385,794)	(424,529)

Cash flows from investing activities:
Purchase of equipment	-	(4,303)
Net cash used in investing activities	-	(4,303)

Cash flows from financing activities:
Payments on long-term debt	(562)	(4,434)
Principal activity on convertible promissory notes	78,000	200,000
Proceeds from the issuance of common stock, net of expenses	317,729	184,126
Net cash provided by financing activities	395,167	379,692

Increase (decrease) in cash and cash equivalents	9,373	(49,140)
Cash and cash equivalents, beginning of period	536	53,517
Cash and cash equivalents, end of period	$9,909	$4,377

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$18,805	$7,169
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$237,997	$750,615
Warrants reclassed to derivative liabilities	$176,058	$-
Debt discounts due to derivative liabilities	$225,969	$497,031
Derivative liability for newly granted warrants		$49,553
Common stock issued for conversion of debt and interest	$241,604	$778,459
Original issue discount	$7,800	$16,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Interim financial statement disclosure

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2016 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2016 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

As of October 31, 2016, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of October 31, 2016 and January 31, 2016:

Fair value measurements at reporting date using:
Quoted prices
		in active		Significant
		markets for		other	Significant
		identical		observable	unobservable
		liabilities		inputs	inputs
Description	Fair Value	(Level 1)		(Level 2)	(Level 3)

Warrant and convertible note derivative liability at October 31, 2016	$-	-		-	$-

Warrant and convertible note derivative liability at January 31, 2016	$3,293		-	-	$3,293

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

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the nine months ended October 31, 2016:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent expense related to this office was $4,697 for the nine months ended October 31, 2016. No amount was due as of October 31, 2016,

At October 31, 2016, we had a balance of accrued unpaid wages of $565,405 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

On May 31, 2016, the Company extended the expiration date of all 93,887,870 warrants issued between May 1, 2013 and May 1, 2016 for an additional three years at their original exercise prices ranging from $0.0021 to $0.0324. These warrants included 43,156,160 warrants purchased by officers and directors at their original exercise prices ranging from $0.0021 to $0.0207.

We have an option to explore 26 standard federal lode mining claims at the East Silver Bell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., (“JABA”) an Arizona corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. We paid $27,494 in rental fees to maintain the mineral claims during the nine months ended October 31, 2016. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

On October 11, 2016, the Company issued 6,879,950 stock options to Jim Briscoe, our Chairman of the Board, CEO and CFO, at an exercise price of $0.003. The options vested immediately and have a 10 year term.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at October 31, 2016 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2016	85,421,374	$0.042
Granted	12,081,326	0.007
Cancelled	(110,250)	2.872
Exercised	-	-
Outstanding, October 31, 2016	97,392,450	$0.034

Exercisable, October 31, 2016	97,392,450	$0.034

During the nine months ended October 31, 2016 the Company granted 1,951,376 incentive stock options to employees and directors previously reserved under the Company’s stock option plans with an exercise price of $0.0257. The options all fully vested by September 2016 and expire in September 2023.

In October 2016, the Company issued 10,129,950 non-qualified stock options to employees for services at an exercise price of $0.003. These options vested immediately and have a 10 year term.

Non-qualified stock options to non-employee consultants and vendors outstanding at October 31, 2016 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2016	863,500	$0.316
Granted	1,421,300	0.003
Expired	(201,000)	1.110
Exercised	-	-
Outstanding, October 31, 2016	2,083,800	$0.026

Exercisable, October 31, 2016	2,083,800	$0.026

In June 2016, the Company issued 592,500 non-qualified stock options to a third-party for services at an exercise price of $0.004. These options vested immediately and have a 10 year term.

In October 2016, the Company issued 828,800 non-qualified stock options to a third-party for services at an exercise price of $0.003. These options vested immediately and have a 10 year term.

During the nine months ended October 31, 2016, we recognized $72,000 of compensation expense related to incentive and non-qualified stock options granted to officers, employees and consultants.

NOTE 6 – Warrants

As of October 31, 2016, there were 111,762,870 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.92 years and a weighted average exercise price of $0.006 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of October 31, 2016.

Whole share purchase warrants outstanding at October 31, 2016 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2016	98,731,285	$0.008
Issued	20,506,579	0.004
Expired	(7,474,994)	0.020
Exercised	-	-
Outstanding, October 31, 2016	111,762,870	$0.006

Exercisable, October 31, 2016	111,762,870	$0.006

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

During the three months ended October 31, 2016, the Company issued 2,875,000 warrants to investors at an exercise price of $0.0040 with a three year term. The warrants were issued with common stock (one-half warrant for each common share purchased) and there is no additional accounting for these investor warrants.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued beginning in August 2013 (See Note 8), and became convertible beginning in February 2014, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of October 31, 2016:

●	The stock projections are based on the historical volatilities for each date. These ranged in the 170% - 176% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month. The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability of $764,826 for outstanding warrants and a derivative liability of $246,143 for the fair value of the convertible feature included in the Company’s convertible debt instruments for the nine months ended October 31, 2016. The derivative liability recorded for the convertible feature created a debt discount of $225,969 which was amortized over the remaining term of the note using the effective interest rate method, or charged to interest expense upon conversion of the underlying debt instrument. Interest expense related to the amortization of this debt discount for the three months ended October 31, 2016, was $557. Additionally, $61,043 of debt discount was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument.  The remaining unamortized debt discount related to the derivative liability was $0 as of October 31, 2016. The Company recorded the change in the fair value of the derivative liability as a loss of $184,793 to reflect the value of the derivative liability for warrants and convertible notes as $0 as of October 31, 2016. The Company also recorded a reclassification from derivative liability to equity of $237,997 for the conversions of a portion of the Company’s convertible notes, and $940,884 for outstanding warrants becoming untainted during the nine months ended October 31, 2016.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Nine months ended October 31,
	2016	2015
Beginning balance	$3,293	$216,705
Total (gains) losses	184,793	(70,766)
Settlements	(1,178,881)	(750,615)
Additions	990,795	682,953
Ending balance	$-	$78,277

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of October 31, 2016 and 2015	$184,793	$(70,766)

 NOTE 8 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	October 31, 2016	January 31, 2016

12% convertible note payable issued August 2013, due in August 2016	$-	$62,160
12% convertible note payable issued November 2015, due November 2017	34,496	55,000
12% convertible note payable issued December 2015, due September 2016	-	50,542
	34,496	167,702
Less debt discount	(2,189)	(8,470)
Less current portion of convertible notes	-	(108,670)
Long-term convertible notes payable	$32,307	$50,562

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, October and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. During the nine months ended October 31, 2016, the note holder converted principal and interest totaling $62,160 into 46,526,995 shares of the Company’s common stock. As of October 31, 2016, we had $0 of principal and interest outstanding for the August 2013 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. On March 10, 2016, we received an additional $50,000 under the November 2015 Note, with a $5,000 original issue discount. On May 25, 2016, we received an additional $28,000 under the November 2015 Note, with a $2,800 original issue discount. During the nine months ended October 31, 2016, the note holder converted principal and interest totaling $124,444 into 88,333,167 shares of the Company’s common stock. As of October 31, 2016, we had of $34,496 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. During the nine months ended October 31, 2016, the note holder converted principal and interest totaling $53,100 into 47,168,177 shares of the Company’s common stock. As of October 31, 2016, we had of $0 of principal and interest outstanding for the December 2015 Note.

During the nine months ended October 31, 2016 and 2015, the Company recorded debt discounts of $225,969 and $497,031, respectively, due to the derivative liabilities, and original issue debt discounts of $7,800 and $16,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $240,050 and $668,835 for the nine months ended October 31, 2016 and 2015, respectively.

NOTE 9 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

On July 15 , 2015 the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized common shares from 1,250,000,000 to 6,250,000,000.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of October 31, 2016.

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

During the three months ended October 31, 2016, $62,222 of the November 2015 Note was converted into 44,334,190 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00124 to $0.00149.

During the three months ended October 31, 2016, the Company issued 5,750,000 units to investors for total proceeds of $23,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.004 and have a three year term.

During the three months ended October 31, 2016, the Company received aggregate proceeds of $34,000 from investors to purchase a total of 17,000,000 units. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of 40% above the share price, calculated using the average 4 day look-back period from the date of deposit of investment funds, with a floor of $0.002, and have a three year term. The shares were issued subsequent to October 31, 2016 and are reflected as common stock to be issued on the Company’s balance sheet as of October 31, 2016.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the nine months ended October 31, 2016, the Company issued an aggregate of 76,258,193 shares of common stock for total proceeds of $135,731  to Tangiers Investment Group, LLC under the Investment Agreement.

During the nine months ended October 31, 2016, the Company issued 19,496,145 shares to third-parties for services with an aggregate fair value of approximately $47,500.

NOTE 10 – Commitments and contingencies

The Company entered into a 24 month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018.

NOTE 11 – Subsequent events

In November and December of 2016, the Company issued an aggregate of 27,053,635 shares of common stock for total proceeds of $35,082 to Tangiers Investment Group, LLC under the Investment Agreement.

In November and December of 2016, the Company issued an aggregate of 23,088,500 units to investors for aggregate proceeds of $46,177, including $34,000 which was received prior to October 31, 2016.  Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of 40% above the share price, calculated using the average 4 day look-back period from the date of deposit of investment funds, with a floor of $0.002, and have a three year term.

In November and December of 2016, a total of $34,844 of the November 2015 Note was converted into 34,039,836 shares of the Company’s common stock at conversion prices ranging from $0.00098 to $0.00107.

On December 14, 2016, the Company entered into a convertible promissory note (the “December 2016 Note”) for $110,000, which includes a 10% original issue discount (“OID”) on any consideration paid. Initial consideration of $30,000 was received under the December 2016 Note resulting in an initial principal sum due of $33,000, which included a $3,000 OID. The December 2016 Note bears interest at 12% and matures one year from the effective date of each payment, with each payment convertible by the holder after 180 days at a price equal to 62.5% of the average volume weighted average prices of the Company’s common stock during the 5 trading days prior to the conversion date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Business Development

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of our company. Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

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

In October 2014, we formed our wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP LLC”), to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona.

Our Current Business

We are engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska and Southwest USA.. Claims in the State of Alaska have been held in the name of Big Chunk. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are described below.

North Pipes Super Project (“North Pipes” and “NPSP”): The NPSP is located in Northern Arizona on the Arizona Strip. We plan to ascertain whether the NPSP claims possess commercially viable deposits of uranium and associated co-product metals. We have not identified any ore reserves to date.

Big Chunk Super Project: The Big Chunk Super Project located in the Iliamna region of Southwestern Alaska: After much caution and thought, we have decided to no longer put any funds into Big Chunk due to the current decision making of the Environmental Protection Agency . If the situation becomes clarified next year, we believe we will have the opportunity to reacquire strategic claims within the area.

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

Results of Operations

Material Changes in Financial Condition for the Nine Month Period Ended October 31, 2016

We had cash and cash equivalents in the amount of $9,909 as of October 31, 2016 compared to $536 as of January 31, 2016. We had negative working capital of $991,116 as of October 31, 2016 compared to $943,763 as of January 31, 2016. We used $385,794 net cash in operating activities during the nine months ended October 31, 2016 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the nine months ended October 31, 2016. We have been raising capital by issuing convertible promissory notes and selling equity by way of private placements and the Investment Agreement with Tangiers Investment Group, LLC. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Nine  Month Periods Ended October 31, 2016 and 2015

We had net losses of $268,276 and $1,126,947 for the three and nine months ended October 31, 2016, respectively, compared to a net loss of $407,843 and $1,217,631 for the three and nine months ended October 31, 2015, respectively.

During the three and nine months ended October 31, 2016, we had an decrease of approximately $18,669 and $9,517, respectively, in geological and geophysical costs compared to the three and nine months ended October 31, 2015, due primarily to a decrease in mineral claim rental fees paid by the Company. During the three and nine months ended October 31, 2016, we had an decrease of approximately $25,723 and $16,982, respectively, in public relations costs compared to the three and nine months ended October 31, 2015, due primarily to a decrease in investor prospecting and news release activity services engaged by the Company. During the three and nine months ended October 31, 2016, we had a decrease in legal expenses of approximately $23,525 and $22,872, respectively, compared to the three and nine months ended October 31, 2015, due primarily to the reduced costs associated with land inquiry work. We had an increase in professional services of approximately $17,296 during the nine months ended October 31, 2016, as compared to the nine months ended October 31, 2015, due primarily to increased accounting and reporting costs. We incurred a non-cash gain on the change in fair value of our derivative liabilities of $17,408 and a loss of $13,233, respectively, during the three and nine months ended October 31, 2016, as compared to a loss of $13,233 and a gain of $70,766 during the three and nine months ended October 31, 2015, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value during the three and nine months ended October 2016 and 2015. We recognized a gain of $72,308 during the nine months ended October 31, 2015 as a result of convertible note conversions during the three months ended October 31, 2015.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $9,909 as of October 31, 2016. We had negative working capital of $991,116 as of October 31, 2016. We had net cash inflows from financing activities of $395,167 for the nine months ended October 31, 2016. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, October and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. During the nine months ended October 31, 2016, the note holder converted principal and interest totaling $62,160 into 46,526,995 shares of the Company’s common stock. As of October 31, 2016, we had $0 of principal and interest outstanding for the August 2013 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. On March 10, 2016, we received an additional $50,000 under the November 2015 Note, with a $5,000 original issue discount. On May 25, 2016, we received an additional $28,000 under the November 2015 Note, with a $2,800 original issue discount. During the nine months ended October 31, 2016, the note holder converted principal and interest totaling $124,444 into 88,333,167 shares of the Company’s common stock. As of October 31, 2016, we had of $34,496 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. During the nine months ended October 31, 2016, the note holder converted principal and interest totaling $53,100 into 47,168,177 shares of the Company’s common stock. As of October 31, 2016, we had of $0 of principal and interest outstanding for the December 2015 Note.

Proceeds from issuance of common stock

During the nine months ended October 31, 2016, we entered into certain private investment agreements pursuant to which we received a total of $148,000 in net proceeds.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the nine months ended October 31, 2016, the Company issued an aggregate of 76,258,193 shares of common stock for total proceeds of $135,731 to Tangiers Investment Group, LLC under the Investment Agreement.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements as of October 31, 2016. Our total stockholders’ deficit at October 31, 2016 was $1,013,711.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2016, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were effective as at the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2016 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended October 31, 2016, $62,222 of a convertible note issued in November 2015 (the “November 2015 Note”) was converted into 44,334,190 shares of the Company’s common stock. The conversions occurred on multiple dates with per share conversion prices ranging from $0.00124 to $0.00149.

During the three months ended October 31, 2016, the Company issued 5,750,000 units to investors for total proceeds of $23,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.004 and have a three year term.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: December 20, 2016

