Form 10-K
period 2017-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2017-05-01
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

520-425-1433

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,418,009 as of July 31, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,042,571,027 shares of Common Stock issued and outstanding as of April 28, 2017.

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

As used in this annual report on Form 10-K, the terms “we”, “us”, the “Company” and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Big Chunk Corp. and Hay Mountain Super Project, LLC, unless otherwise indicated.

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

East Silverbell Porphyry Copper Project (“East Silverbell”): East Silverbell is located northwest of Tucson, Arizona. We plan to ascertain whether the East Silverbell claims possess commercially viable deposits of copper. We have not identified any ore reserves to date.

Title to mineral claims involves certain inherent risks due to difficulties in determining the validity of certain claims, as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all the Company’s mineral properties and, to the best of our knowledge, title to all properties are in good standing.

The mineral resource business generally consists of three stages: exploration, development, and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. We have not found any mineral resources in commercially exploitable quantities.

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

Many of the resource exploration companies with whom we compete may have greater financial and technical resources than we have. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

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

We are required to pay annual rentals for our federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals of $1,705 for the period from September 1, 2016 to September 1, 2017 have been paid. The rentals due by September 1, 2017 for the period from September 1, 2017 through September 1, 2018 of $1,705 have not been paid yet, however, we plan to pay these fees prior to the due date.

We are required to pay annual rentals for our federal lode mining claims for our East Silverbell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rentals of $4,030 for the period from September 1, 2016 to September 1, 2017 have been paid. The annual rentals due by September 1, 2017 of $4,030 are required to maintain the East Silverbell claims are for the period from September 1, 2017 through September 1, 2018 have not been paid yet, however, we plan to pay these fees prior to the due date. There is no requirement for annual assessment or exploration work on the federal lode mining claims. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals due by September 1, 2017 for the period from September 1, 2017 through September 1, 2018 of $14,725 have not been paid yet, however, we plan to pay these fees prior to the due date. We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th for our Phase 1 permits, and September 14th through September 13th for our Phase 2 permits. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 1,886.88 acres at our Tombstone project. On September 20, 2016 we filed for renewal of three MEP permits. By renewing them simultaneously upon expiration we were given the opportunity to have them for another five years. We plan to pay rental fees for our Phase 1 AZ MEP’s before September 29, 2017 in the amount of $1,500. Required minimum work expenditures for the period ending September 29, 2017 is $18,468.80. The annual rental due by September 13, 2016 to maintain the Phase 2 AZ MEP permit is $540. Required minimum work expenditures for the period ending September 13, 2017 is $400.

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

Personnel

Currently we employ one full time geologist who is also our CEO, CFO, President and Chairman of the Board, James A. Briscoe. We also employ one full time VP for management of finance and accounting, one full time geo-tech, who is also our manager of field operations, and one investor relations representative and one CPA on an as needed basis. We hire consultants for investor relations, exploration, derivative accounting, and administrative functions also on an as needed basis.

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

We have not found any mineral reserves on our claims and there can be no assurance that any of our mineral claims contain commercial quantities of any minerals. Even if we identify commercial quantities of minerals in any of our claims, there can be no assurance that we will be able to exploit the reserves or, if we are able to exploit them, that we will do so on a profitable basis. Any such efforts will require financing, which we may not be able to arrange.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability our properties do not contain any reserves. As such, any funds spent on exploration will probably be lost, which would most likely result in a loss of your investment.

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

We had cash and cash equivalents in the amount of $5,042 and negative working capital of $1,111,399 as of January 31, 2017. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

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

Our independent registered public accounting firm, MaloneBailey, LLP, stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2017 that since we have suffered recurring losses from operations, requires additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 6,250,000,000 shares of common stock, $0.00001 par value per share. As of April 28 2017, there were 2,040,255,140 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

ITEM 2. PROPERTIES.

Our offices

We rent the premises for our principal office located at 5610 E. Sutler Lane, Tucson, Arizona 85712. We rent this office space for $522 per month plus a pro rata share of taxes and maintenance. Our employees work either from our principal office or from offices maintained in their homes.

We believe that our existing office facilities are adequate for our needs. Should we require additional space in the future, we believe that such space can be secured on commercially reasonable terms.

Our Pima Office

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2017.

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

Big Chunk Super Project – Location, claims, geology and technical studies:

Big Chunk Super Project: The Big Chunk Super Project located in the Iliamna region of Southwestern Alaska: After much caution and thought, we have decided at this time to no longer put any funds into Big Chunk.

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

We hold 29 unpatented standard federal lode mining claims with an area of 604 acres located due east and southeast of the town of Tombstone, Arizona which defines the Walnut Creek Project

The Hay Mountain Project is located 6.5 miles southeast of Tombstone where we hold 4 Arizona State Mineral Exploration Permits (MEPs) covering (1,886.88 acres) or 3 square miles.; Access is by Hwy 89, Davis Rd. and Wild West road.

On April 29, 2008 Liberty Star announced that it had leased, with an option to purchase, three properties from JABA US Inc. in Arizona and Nevada, USA. Liberty Star President James A. Briscoe controls JABA US INC and Dr. J. M. Guilbert, Director of the Company, holds a small stock position as well. The properties in Arizona are part of the Tombstone Walnut Creek project, at Tombstone and the East Silverbell project.

A 26 lode claim block at East Silverbell also belonging to JABA US lies adjunct to ASARCO patented mining claims of the Silverbell mine, in Pima County about 40 miles NW of Tucson AZ.

In Clark County Nevada, JABA held title to the Providence patented claim immediately adjacent to the Montgomery Shoshone open pit silver gold mine, within the Beatty mining district. The Option covering the property in Nevada was sold in October, 2008 to NPX Metals. Proceeds from that sale were loaned immediately back to Liberty Star by Mr. Briscoe, with the understanding this would be repaid to JABA (US) Inc.

For the remaining claims owned by JABA (US) Inc. according to the option agreement, Liberty Star could earn up to 100% interest by keeping up annual assessment work and spending $175,000 in exploration expenditures on the properties between April 2008 and January 1, 2011 and subject to a Net Smelter Return Royalty (NSR) in perpetuity. This provision payment of assessment and related expenses has been met and option agreement has been maintained over the Tombstone and East Silverbell Claims.

LIBERTY STAR
TOMBSTONE-AZ	JABA Optioned Claims
Federal Unpatented Claims
Claim Names
HM 87-143	TS 129- 152
TS 168-176	TS 163- 167
Claim Acreage
57 HM Claims- 1095.18 acres	29 TS Claims- 604 acres
9 TS Claims- 99.5 acres

State Exploration Permits
4 State MEP's- 1,886.88 acres

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

Geologic Mapping: Small scale geologic mapping was performed in the Hay Mountain area by two different U.S. Geological Survey Senior Geologists. The first was by James Gilluly starting in the late 1930s and published in the early 1950’s, as a Professional Paper 281, 1956, and the second by Harold Drewes, published USGS Professional Paper 1144 1981. The Drewes map was a simplified version of the Gilluly map with faults adjusted to Drewes’s interpretation. Unfortunately, little or no refinement of the rock types or actual outcropping rocks was accomplished. Gilluly, while apparently generally correct in outcrop identification, disturbingly on close examination it appears he missed important outcropping rocks and at least in the Hay Mountain area of the major geochemical anomaly he misinterpreted stratigraphic rock types. In the area we have termed the Chrysocolla Block he failed to note the outcrop completely and our thorough examination revealed it to be Earp formation, whereas all the surrounding mapped area was mapped as the younger Colina limestone. This would put the Chrysocolla Block more than 1,000 feet above the Earp and 1,700 feet or more above the receptive-to- mineralization Horquilla formation where most of the production from Bisbee has been found and high grade which is now being drilled out at Rosemont Camp about 50 miles to the west. This critical error we have corrected on our maps to show this area as the lower Earp and believe that the recently discovered gossan outcrops are lying perhaps 200 to 400 feet above the Earp- Horquilla contact. Furthermore, neither Gilluly nor Drewes noticed pervasively fluidized and rounded limestone breccia which covers square miles and is typical feature of porphyry copper deposits. We believe perhaps massive copper (chalcopyrite) mineralization will be located in the Horquilla formation 200 to 400 feet below the gossan outcrops in the Earp formation. This analysis plus all of our geochemistry and geophysics is the justification for our currently planned drill hole program.

ZTEM EM Survey: We requested and received a cost estimate from Geotech of Aurora (Toronto area) Ontario, Canada, which is the only purveyor of this helicopter borne electromagnetic (EM) geophysical method. This geophysical method has the ability to “look down” into the crust of the earth about 2,000 meters (6,600 feet) and detect sulfides and other rock types and structures which may be associated with porphyry copper systems. Test work over known Safford, Arizona porphyry copper deposits along with thousands of verifying drill holes show the geometry of such mineral systems can be determined, thus identifying whether it is a porphyry copper system or some other mineral system. When combined with our geochemical data, we can determine the position of the copper-moly center of the system and design our drill program to efficiently test and define mineralization. We flew ZTEM in July 2013 and the analysis report was received in February 2014.

East Silverbell:

Located northwest of Tucson, Arizona, these claims currently are within the Ironwood Forest National Monument, which was established after the claims were staked and validated by numerous drill holes in addition to extensive technical studies. We plan to ascertain whether the East Silverbell claims possess commercially viable deposits of copper. We hold an option to explore 26 unpatented standard federal lode mining claims with an area of 536.03 acres located in the same region. The optioned mineral claims are owned by JABA US Inc., a corporation in which two of our directors are owners. On April 29, 2008 Liberty Star announced that it had leased, with an option to purchase, three properties from JABA US Inc. in Arizona and Nevada, USA. The properties in Arizona, are part of the Tombstone (and the 26 claims) East Silverbell projects. The option covering the property in Nevada was sold in October, 2008 to NPX Metals, and the proceeds were paid by JABA US Inc. as a loan to Liberty Star. According to the option agreement, Liberty Star can earn up to 100% interest by keeping up annual assessment work and spending $175,000 in exploration expenditures on the properties between April 2008 and January 1, 2011, subject to a Net Smelter Return (NSR) Royalty. This provision has been met for the assessment work and other related expense payments, and even though the work commitment is now in arrears, the option agreement has been maintained over the Tombstone and East Silverbell Claims.

JABA Optioned Properties
East Silverbell-AZ Claims
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

The East Silverbell claims are undeveloped. The ESB block of claims were staked circa 1994 about five miles east of the ASARCO Solvent-Extraction-Electro-Winning (SXEW) plant. The East Silverbell claims are directly adjacent and contiguous to the ASARCO Patented (fee simple) lands. Circa 1994 JABA (US) Inc. compiled geophysics –consisting of existing, widely spaced airborne magnetics, collected soil and vegetation geochemical samples, performed detailed photo interpretation from high resolution color aerial photography, mapped surface geology, breccia pipes and performed detailed mapping and interpretation of leached capping and performed very closely spaced man borne magnetic surveys over alteration and projection of the edge of the Silverbell caldera and associated mineral belt that includes the Silverbell porphyry copper mines that could be seen on the color air photos. The surface magnetic survey was interpreted by geophysicist Edward DeRidder, who pointed out a magnetic low that he interpreted as a porphyry copper magnetic low. Subsequently, north-south Induced Polarization (IP) lines were run and interpreted by Zonge Engineering, to show a sulfide response at 900 to 1,000 feet below the surface. All of this data was plotted in 3D images showing overlapping and mutually reinforcing geochemical, ground magnetic and IP geophysics, and geologic- alteration mapped anomalies. Half of this responsive area lies on the adjacent ASARCO ground and half lies on JABA (US) ground. Subsequent to these studies, the ground was lease-optioned to Valarie Gold Exploration Inc., (Valarie) a Canadian exploration company. They drilled 6 holes to a predetermined depth of 600 feet, using a rotary drill and recovered drill chips, sampled at 5 foot intervals. The drilling penetrated and recovered classic chalcocite leached capping typical of that material occurring over ore bodies in the Silverbell mines of North Silverbell, El Tiro and Oxide open pit mines. Geochemical assays of the cuttings showed three to four relict ghost copper enriched zones to the final arbitrary depth of six hundred feet. These holes did not penetrate the leached chalcocite capping rock and did not enter sulfides. Valarie relinquished their lease. Later Kennecott Copper Corp. optioned the claims and drilled three rotary drill holes. Of these holes two twisted off the drill bits at shallow depth and had to be abandoned while in the leached chalcocite capping. One hole penetrated to a depth of 1,000 feet but poor sampling procedures negated any meaningful data from this hole, when primary samples were irretrievably lost. These two drill attempts were predictably not successful but geochemistry from the Valarie drill holes did show shadow geochemical copper enrichment indicating chalcocite enrichment in the sulfide blanket below and the Kennecott effort did recover some chalcocite (enriched copper sulfide) circa 1998 the Ironwood Forrest National Monument was created over JABA’s valid mining claims. The surface of these claims cannot be used to extract the copper mineral body below by the open pit mining method. Since half of the geophysically, geochemically, geologically, alteration indicated mineral body is located on ASARCO patented land and because the ASARCO SXEW plant is only five miles to the west, it is believed that this mineral body can be extracted from the ASARCO property by underground – in situ leach technology at some point in the future. To date we have not identified any ore reserves on the East Silverbell Project.

We have not found any mineral resources on any of our claims.

Sampling Protocols for all projects

Liberty Star trains all employees/contractors conducting sample collection by use of a handheld digital mobile device ( X-ray Fluorescence Analyzer) to record accurate analysis of 31 elements including gold, silver copper, molybdenum, uranium, thorium, manganese and other elements from each in situ sample. The XRF device leads the sampler through a series of dropdown menu windows with various description capabilities and the ability to record a GPS coordinate of the location. Data from the XRF is uploaded to our computer database daily. The X-ray (XRF) identified by Mr. Briscoe about 25 years ago is now a recognized and valuable portable assay tool.

Liberty Star also uses professionally created video training to teach samplers the proper techniques of obtaining a representative sample whether it is soil, rock or vegetation and instruction on avoiding cross contamination between samples. After samples are collected they are stored in a secure location under lock and key until they are shipped via FedEx or UPS using chain of custody guidelines to a professional sample prep lab in Washoe Valley, Nevada run by Shea Clark Smith, MSc/ Geochemist. Mr. Smith prepares the samples by crushing, mixing, pulverizing and homogenizing. Then a 200 gram sample is scientifically split for shipment to a Certified Assay Laboratory of each original sample. Standards, blanks and duplicates are added to the sample stream, including such Quality Assurance Quality Control (QA/QC) every 10th assay sample is re-assayed and a blind standard is inserted every tenth sample interval, before being sent to a certified assay lab using ICP-MS analysis the samples are randomized. Once Liberty Star gets the analysis data back from the laboratory, checks for quality assurance and control are made using data from the blanks, standards and duplicates. The results are sent to Liberty Star by email and a paper copy mailed for verification and as a permanent record. The data are then de- randomized and processed for interpretation by various software programs designed for the purpose.

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

Quarter Ended	High	Low
January 31, 2017	$0.0020	$0.0011
October 31, 2016	$0.0026	$0.0017
July 31, 2016	$0.0027	$0.0019
April 30, 2016	$0.0028	$0.0021
January 31, 2016	$0.0019	$0.0017
October 31, 2015	$0.0021	$0.0011
July 31, 2015	$0.0035	$0.0015
April 30, 2015	$0.0087	$0.0024

Our transfer agent is The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of April 28, 2017, we had 2,042,571,027 shares of our common stock issued and outstanding, with 139 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing sale price for our common stock on April 28, 2017, as reported on the OTC Pink was TBD.

Recent Sales of Unregistered Securities

During the year ended January 31, 2017, the Company issued 76,220,079 units to investors for total proceeds of $223,677. Each unit consists of one share of the Company’s common stock and one or one-half warrant to purchase one share or one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.0027, $0.0028, or $0.0040 and have a three-year term.

During the year ended January 31, 2017, $62,160 of a convertible note issued in August 2013 (the “August 2013 Note”) was converted into 46,526,995 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00117 to $0.00152.

During the year ended January 31, 2017, $159,289 of a convertible note issued in November 2015 (the “November 2015 Note”) was converted into 122,373,003 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00098 to $0.00149.

During the year ended January 31, 2017, $55,000 of a convertible note issued in December 2015 (the “December 2015 Note”) was converted into 47,168,177 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00105 to $0.00116.

During the year ended January 31, 2017, the Company issued 32,519,915 shares to third-parties for services with an aggregate fair value of approximately $67,296.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. We refer you to the section of this annual report on Form 10-K entitled, “Forward-Looking Statements.” Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K, particularly in the section entitled “Risk Factors.”

Overview

We are an exploration company engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska. Claims in the State of Alaska are held in the name of our wholly-owned subsidiary, Big Chunk. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified within a mineral province such as the Arizona Strip or a large structural feature such as a caldera, which occur at Big Chunk, East Silverbell, and Tombstone, any one or more of which could potentially contain commercially viable quantities of minerals.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $5,042 and negative working capital of $1,111,390 as of January 31, 2017. We had cash inflows from financing activities of $510,407 for the fiscal year ended January 31, 2017. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, October and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. During the year ended January 31, 2017, the note holder converted principal and interest totaling $62,160 into 46,526,995 shares of the Company’s common stock. As January 31, 2017, we had $0 of principal and interest outstanding for the August 2013 Note.

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. On March 10, 2016, we received an additional $50,000 under the November 2015 Note, with a $5,000 original issue discount. On May 25, 2016, we received an additional $28,000 under the November 2015 Note, with a $2,800 original issue discount. During the year ended January 31, 2017, the note holder converted principal and interest totaling $159,289 into 122,373,003 shares of the Company’s common stock. As of January 31, 2017, we had of $0 of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. During the year ended January 31, 2017, the note holder converted principal and interest totaling $53,100 into 47,168,177 shares of the Company’s common stock. As of January 31, 2017, we had of $0 of principal and interest outstanding for the December 2015 Note.

On December 14, 2016, we entered into a convertible promissory note (the “December 2016 Note”) to Tangiers Investment Group, LLC (“Tangiers”) for a principal sum of up to $110,000, bearing interest at 12% per annum. The consideration is up to $100,000, which would produce an original issue discount of $10,000 if all the consideration is received. The lender paid $30,000 pursuant to the terms of the December 2016 Note on December 19, 2016, which resulted in the Company recording a $3,000 original issue discount. The maturity date is one year from the effective date of each payment, as well as any unpaid interest and other fees. The December 2016 Note may be convertible into shares of common stock of our company after 180 days of funding at a conversion price of 62.5% of the volume weighted average price of the Company’s common stock during the five trading days previous to the conversion. We may repay the December 2016 Note at any time before 150 days from the effective date of the December 2016 Note, or prepay at 130% of the principal from 151 to 180 days, after which we may not make any further payments on the December 2016 Note prior to the maturity date without written approval from the lender. As of January 31, 2017, we had of $33,467 of principal and interest outstanding for the December 2016 Note.

On February 2, 2017, the Company and Tangiers entered into Amendment #1 to the Note (“Amendment #1”). Amendment #1 provides that, on or before February 2, 2017, Tangiers would make a payment to the Company of $77,000, which includes a 10% OID. The net proceeds of $70,000 were received on February 2, 2017.

Also on February 2, 2017, the Company and Tangiers entered into Amendment #2 to the Note (“Amendment #2”). Amendment #2 provides that the conversion price under the Note is equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to Tangier’s conversion election. The default percentages of 5% and 10% of the discount of conversion price point remained the same other than reflecting the amended discount price. In addition, the provision in the Note relating to a right of first refusal was removed by Amendment #2.

The foregoing descriptions of the Note, Amendment #1 and Amendment #2 are not complete descriptions of all of the parties’ rights and obligations under the agreements and are qualified in their entireties by reference to the Note, Amendment #1 and Amendment #2, copies of which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to this Current Report on Form 8-K, and each of which is incorporated herein by reference.

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2017 and 2016, we also entered into certain private investment agreements pursuant to which we received a total of $402,968 and $180,051 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2017

We had a net loss of $1,496,550 for the fiscal year ended January 31, 2017 compared to net loss of $1,569,662 for the fiscal year ended January 31, 2016. Net loss decreased by $73,112 due to a decrease in geological and geophysical costs of $50,371 due to decreased survey and land research, a decrease in depreciation expense of $16,843 due to property and equipment becoming fully depreciated, and a decrease in interest expense of $351,300 due to a decrease in convertible notes and the related derivative liability. These decreases were partially offset by an increase in public relations expense of $52,759, due primarily to an increase in investor conference expense during the year ended January 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2017 reflect financial information for the fiscal years ended January 31, 2017 and 2016.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2017 and 2016. Our accumulated deficit at January 31, 2017, was $54,144,876 and the net loss from operations for the fiscal year ended January 31, 2017 was $882,712. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2017. Our total stockholders’ deficit at January 31, 2017 was $1,102,933.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Liberty Star Uranium & Metals Corp.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. and its subsidiaries (collectively, the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Uranium & Metals Corp. and its subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
Houston, Texas

May 1, 2017

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2017	January 31, 2016

Assets

Current:
Cash and cash equivalents	$5,042	$536
Advances	-	1,152
Prepaid expenses	3,710	77,113
Total current assets	8,752	78,801

Property and equipment, net	8,466	14,132
Total assets	$17,218	$92,933

Liabilities and Stockholders' Deficit

Current:
Current portion of long-term debt	-	$561
Convertible promissory note, net of debt discount of $2,646 and $8,470	30,821	108,670
Accounts payable and accrued liabilities	443,837	385,512
Accounts payable to related party	34,798	35,950
Accrued wages to related parties	610,695	488,578
Derivative liability	-	3,293
Total current liabilities	1,120,151	1,022,564

Long-term:
Long-term convertible note payable, net	-	50,562
Total long-term liabilities	-	50,562

Total liabilities	1,120,151	1,073,126

Commitments and Contingencies (Note 14)

Stockholders' deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 2,003,844,312 and 1,568,937,905 shares issued and outstanding	20,038	15,689
Stock subscription receivable	(55,673)	(55,673)
Additional paid-in capital	53,077,578	51,708,117
Accumulated deficit	(54,144,876)	(52,648,326)
Total stockholders' deficit	(1,102,933)	(980,193)

Total liabilities and stockholders' deficit	$17,218	$92,933

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	January 31,
	2017	2016

Revenues	$-	$-
Expenses:
Geological and geophysical costs	84,140	134,511
Salaries and benefits	331,913	318,426
Public relations	96,546	43,787
Depreciation	5,666	22,509
Legal	80,068	80,521
Professional services	83,124	74,329
General and administrative	192,657	178,464
Travel	8,598	10,485
Net operating expenses	882,712	863,032
Loss from operations	(882,712)	(863,032)

Other income (expense):
Interest income	-	1
Interest expense	(325,195)	(676,495)
Gain on settlement of debt	-	72,308
Loss on change in fair value of derivative liability	(288,643)	(102,444)
Total other expense	(613,838)	(706,630)
Net loss	$(1,496,550)	$(1,569,662)

Basic net loss per share of common stock	$(0.00)	$(0.00)

Diluted net loss per share of common stock	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock outstanding	1,875,491,709	1,262,841,472

Diluted weighted average number of shares of common stock outstanding	1,875,491,709	1,262,841,472

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Stock subscription	Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	receivable	capital	deficit	(deficit)

Balance, January 31, 2015	920,001,430	9,200	(55,673)	49,798,278	(51,078,664)	(1,326,859)
Issuance of common stock and warrants in private placement, net	27,194,893	272	-	50,028	-	50,300
Issuance of common shares for cash pursuant to investment agreement	100,000,000	1,000	-	128,751	-	129,751
Shares issued in exchange for services	5,733,000	57	-	10,263	-	10,320
Shares issued for conversion of notes	516,008,582	5,160	-	887,419	-	892,579
APIC reclassified to gain on debt extinguishment			-	(72,308)	-	(72,308)
Resolution of derivative liabilities due to debt conversions	-	-	-	833,583	-	833,583
Warrants reclassified to derivative liabilities				31,804		31,804
Stock based compensation	-	-	-	40,299	-	40,299
Net loss for the year ended January 31, 2016	-	-	-	-	(1,569,662)	(1,569,662)
Balance, January 31, 2016	1,568,937,905	15,689	(55,673)	51,708,117	(52,648,326)	(980,193)
Issuance of common stock and warrants in private placement, net	76,220,079	762		222,915		223,677
Issuance of common shares for cash pursuant to investment agreement	110,098,238	1,101		178,190		179,291
Shares issued in exchange for services	32,519,915	325		66,971		67,296
Shares issued for conversion of notes	216,068,175	2,161		274,288		276,449
Resolution of derivative liabilities due to debt conversions				279,112		279,112
Warrants reclassified to equity				272,637		272,637
Warrants issued for services				540		540
Stock based compensation				74,808		74,808
Net loss for the year ended January 31, 2017	-	-	-	-	(1,496,550)	(1,496,550)
Balance, January 31, 2017	2,003,844,312	20,038	(55,673)	53,077,578	(54,144,876)	(1,102,933)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	January 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,496,550)	$(1,569,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,666	22,509
Amortization of debt discount	276,437	606,270
(Gain) loss on settlement of debt	-	(72,308)
(Gain) loss on change in fair value of derivative liabilities	288,643	102,444
Share-based compensation	74,808	40,299
Common shares issued for third party services	67,296	10,320
Warrants issued for third party services	540	-
Changes in assets and liabilities:
Prepaid expenses	73,403	11,175
Other current assets	1,152	(100)
Accounts payable and accrued expenses	58,325	134,580
Accounts payable to related party	(1,152)	35,950
Accrued wages related parties	122,117	83,586
Accrued interest	23,414	44,357
Cash flows used in operating activities:	(505,901)	(550,580)

Cash flows from investing activities:
Purchase of equipment	-	(4,303)
Net cash used in investing activities	-	(4,303)

Cash flows from financing activities:
Payments on long-term debt	(561)	(6,149)
Principal activity on convertible promissory notes	108,000	328,000
Proceeds from the issuance of common stock, net of expenses	402,968	180,051
Net cash provided by financing activities	510,407	501,902

Increase (decrease) in cash and cash equivalents	4,506	(52,981)
Cash and cash equivalents, beginning of period	536	53,517
Cash and cash equivalents, end of period	$5,042	$536

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$25,345	$12,271
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$279,112	$833,583
Warrants reclassed to derivative liabilities	$272,637	$31,804
Debt discounts due to derivative liabilities	$259,813	$549,531
Common stock issued for conversion of debt and interest	$276,449	$892,579
Original issue discount	$10,800	$22,000

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

NOTE 2 – Summary of significant accounting policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements. The significant accounting policies adopted by the Company are as follows:

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2017 and 2016, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Long-lived assets and impairment of long-lived assets

Property and equipment is stated at cost. We capitalize all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Property and equipment is reviewed periodically for impairment. The estimated useful lives range from 3 to 7 years.

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

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable. The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2017 or 2016.

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

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for the tax year ended January 31, 2013 and prior.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended January 31, 2017 and 2016, potentially dilutive instruments were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Statement Presentation

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five- step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of this standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, although early adoption is permitted. This guidance is not expected to have an impact on the financial statements of the Company. If any event occurs in future periods that could affect our ability to continue as going concern, we will provide appropriate disclosures as required by ASU 2014-15.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. According to ASU 2015-11, an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of ASU 2015-11, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt the above. The adoption doesn’t have a significant impact on the Company’s consolidated financial position or results of operations.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

NOTE 4 – Mineral claims

At January 31, 2017, we held a 100% interest in 11   standard federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2017, we held a 100% interest in 95 standard federal lode mining claims located in the Tombstone region of Arizona. 29 federal lode mining claims are owned by JABA US Inc, an Arizona Corporation in which two of our directors are owners and 66 federal lode mining claims belong to Liberty Star Uranium & Metals Corp. At January 31, 2017, we held Arizona State Land Department Mineral Exploration Permits covering 1,886.88   acres in the Tombstone region of Arizona.

At January 31, 2017, we held an option to explore 26 standard federal lode mining claims located in the East Silverbell region of northwest Tucson, Arizona. The mineral claims are owned by JABA US Inc., an Arizona Corporation in which two of our directors are owners.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2017.

NOTE 5 – Prepaid expenses

At January 31, 2016, the company had prepaid approximately $70,000 relating to a private investor event scheduled for a future date. This amount is included in prepaid expenses as of January 31, 2016, and was expensed in full during the year ended January 31, 2017.

NOTE 6 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2017	January 31, 2016
Geology Equipment (3 to 7 years)	$264,734	$264,734
Vehicles and transportation equipment (5 years)	44,284	44,284
Office furniture and equipment (3 to 7 years)	85,363	85,363
	394,381	394,381
Less: accumulated depreciation and amortization	(385,915)	(380,249)
	$8,466	$14,132

Depreciation expense was $5,666 and $22,509 for the years ended January 31, 2017 and 2016, respectively.

NOTE 7 – Long-term debt and convertible promissory notes

A note payable to Ford Credit was payable in monthly installments of $544 including interest at a fixed rate of 9.49% through maturity in February 2016. The principal balance at January 31, 2017 and 2016 is $0 and $561, respectively. The carrying amount of the vehicle that serves as collateral was $0 at January 31, 2017 and 2016.

Following is a summary of convertible promissory notes:

	January 31, 2017	January 31, 2016

12% convertible note payable issued August 2013, due in August 2016	$-	$62,160
12% convertible note payable issued November 2015, due November 2017	-	55,000
12% convertible note payable issued December 2015, due September 2016	-	50,542
10% convertible note payable issued December 2016, due December 2017	33,467	-
	33,467	167,702
Less debt discount	(2,646)	(8,470)
Less current portion of convertible notes	(30,821)	(108,670)
Long-term convertible notes payable	$-	$50,562

In August 2013, we entered into a promissory note (the “August 2013 Note”) for a principal sum of $555,000 plus accrued and unpaid interest and any other fees. The consideration is up to $500,000, which would produce an original issue discount of $55,000 if all the consideration is received. The lender paid $150,000 upon closing pursuant to the terms of the August 2013 Note. The August 2013 Note has a maturity of one year from the delivery of each payment. The August 2013 Note may be convertible into shares of common stock of our company at any time from 180 days after the date of each payment of consideration, at a conversion price which is 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the August 2013 Note at any time on or before 90 days from the effective date of the August 2013 Note with an interest rate of 0%, after which we may not make any further payments on the August 2013 Note prior to the maturity date without written approval from the lender. If we elect not to repay the August 2013 Note on or before 90 days from the effective date of the August 2013 Note, a one-time interest charge of 12% will be applied to the principal sum. We elected not to pay the $150,000 portion of the August 2013 Note within 90 days from the effective date. After the $150,000 portion of the August 2013 Note became convertible, the note holder elected to convert the principal and interest totaling $186,480 into 17,937,915 shares of the company’s common stock during the months of February through May of 2014. On December 9, 2013, we received additional consideration of $75,000 pursuant to the terms of the August 2013 Note. We elected not to pay the $75,000 portion of the August 2013 Note within 90 days from the effective date. In June, October and August 2014, the note holder converted principal and interest totaling $93,240 into 9,983,507 shares of the Company’s common stock. On June 24, 2014 and September 3, 2014, we received additional consideration of $75,000 and $75,000, respectively, pursuant to the terms of the August 2013 Note. In December 2014 and January 2015, the note holder converted principal and interest totaling $41,961 into 5,900,000 shares of the Company’s common stock. On February 25, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. On August 28, 2015, we received additional consideration of $50,000 with $5,500 of original issue discount pursuant to the terms of the August 2013 Note. We elected not to repay the $50,000 portion of the August 2013 Note within 90 days from the effective date. During the year ended January 31, 2016, the note holder converted principal and interest totaling $206,679 into 123,158,044 shares of the Company’s common stock. During the year ended January 31, 2017, the note holder converted principal and interest totaling $62,160 into 46,526,995 shares of the Company’s common stock. As January 31, 2017 and 2016, we had $0 and $62,160, respectively, of principal and interest outstanding for the August 2013 Note.

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

On November 2, 2015, we entered into a promissory note (the “November 2015 Note”) for a principal sum of up to $500,000. The consideration is up to $450,000, which would produce an original issue discount of $50,000 if all the consideration is received. The lender paid $50,000 upon closing pursuant to the terms of the November 2015 Note, which resulted in the Company recording a $5,000 original issue discount. The maturity date is two years from the effective date of each payment, as well as any unpaid interest and other fees. The November 2015 Note may be convertible into shares of common stock of our company at any time at a conversion price of 70% of the average of the three lowest closing prices in the 20 trading days previous to the conversion. We may repay the November 2015 Note at any time on or before 90 days from the effective date of the November 2015 with an interest rate of 0%, after which we may not make any further payments on the November 2015 Note prior to the maturity date without written approval from the lender. If we elect not to repay the November 2015 Note on or before 90 days from the effective date of the November 2015, a one-time interest charge of 12% will be applied to the principal sum. On March 23, 2016, the November 2015 Note was amended to allow for conversion only after 180 days. On March 10, 2016, we received an additional $50,000 under the November 2015 Note, with a $5,000 original issue discount. On May 25, 2016, we received an additional $28,000 under the November 2015 Note, with a $2,800 original issue discount. During the year ended January 31, 2017, the note holder converted principal and interest totaling $159,289 into 122,373,003 shares of the Company’s common stock. As of January 31, 2017 and 2016, we had of $0 and $55,000, respectively, of principal and interest outstanding for the November 2015 Note.

On December 29, 2015, the Company entered into a convertible promissory note (the “December 2015 Note”) for a principal sum of $50,000, due on demand by the lender at any time on or after September 29, 2016, with interest at 12% per annum. The lender paid $49,000 upon closing of the December 2015 Note, which included the lender retaining $1,000 as an original issue discount. The December 2015 Note may be convertible into shares of the common stock of our company at any time after 180 days at a conversion price of the lower of: (i) a 45% discount to the second lowest trading price during the previous ten trading days to the date of a conversion notice; or (ii) a 45% discount to the second lowest trading price during the previous ten trading days before the date the December 2015 Note was executed on December 29, 2015. During the year ended January 31, 2017, the note holder converted principal and interest totaling $55,000 into 47,168,177 shares of the Company’s common stock. As of January 31, 2017 and 2016, we had of $0 and $50,542 of principal and interest outstanding for the December 2015 Note.

On December 14, 2016, we entered into a convertible promissory note (the “December 2016 Note”) to Tangiers Investment Group, LLC (“Tangiers”) for a principal sum of up to $110,000, bearing interest at 12% per annum. The consideration is up to $100,000, which would produce an original issue discount of $10,000 if all the consideration is received. The lender paid $30,000 pursuant to the terms of the December 2016 Note on December 19, 2016, which resulted in the Company recording a $3,000 original issue discount. The maturity date is one year from the effective date of each payment, as well as any unpaid interest and other fees. The December 2016 Note may be convertible into shares of common stock of our company after 180 days of funding at a conversion price of 62.5% of the volume weighted average price of the Company’s common stock during the five trading days previous to the conversion. We may repay the December 2016 Note at any time before 150 days from the effective date of the December 2016 Note, or prepay at 130% of the principal from 151 to 180 days, after which we may not make any further payments on the December 2016 Note prior to the maturity date without written approval from the lender. As of January 31, 2017, we had of $33,467 of principal and interest outstanding for the December 2016 Note.

On February 2, 2017, the Company and Tangiers entered into Amendment #1 to the Note (“Amendment #1”). Amendment #1 provides that, on or before February 2, 2017, Tangiers would make a payment to the Company of $77,000, which includes a 10% OID. The net proceeds of $70,000 were received on February 2, 2017.

Also on February 2, 2017, the Company and Tangiers entered into Amendment #2 to the Note (“Amendment #2”). Amendment #2 provides that the conversion price under the Note is equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to Tangier’s conversion election. The default percentages of 5% and 10% of the discount of conversion price point remained the same other than reflecting the amended discount price. In addition, the provision in the Note relating to a right of first refusal was removed by Amendment #2.

During the years ended January 31, 2017 and 2016, the Company recorded debt discounts of $259,813 and $549,531, respectively, due to the derivative liabilities, and original issue debt discounts of $10,800 and $22,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $276,437 and $606,270 for the years ended January 31, 2017 and 2016, respectively.

NOTE 8 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 7), that became convertible during the years ended January 31, 2017 and 2016, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of January 31, 2017:

●	The stock projections are based on the historical volatilities for each date. These ranged in the 158-170% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability of $923,911 for newly granted warrants (see note 11) and a derivative liability of $279,987 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a debt discount of $259,813 which is being amortized over the remaining term of the note using the effective interest rate method, and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended January 31, 2017, was $259,813. Additionally, $16,624 of original issuance cost was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 7).The remaining unamortized debt discount related to the derivative liability was $0 as of January 31, 2017. The Company recorded the change in the fair value of the derivative liability as a loss of $288,643 to reflect the value of the derivative liability for warrants and convertible notes as $0 as of January 31, 2017. The Company also recorded a reclassification from derivative liability to equity of $272,637 for the conversions of a portion of the Company’s convertible notes.

Since no convertible note was convertible as of January 31, 2017, no derivative liability remained as of that date.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2017	2016
Beginning balance	$3,293	$216,705
Total (gains) losses	288,643	102,444
Settlements	(551,749)	(865,387)
Additions	259,813	549,531
Ending balance	$-	$3,293

Change in unrealized (gains) losses included in earnings relating to derivatives still held as of January 31, 2017 and 2016	$288,643	$211

NOTE 9 – Common stock

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

On July 15, 2015, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized common shares from 1,250,000,000 to 6,250,000,000.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2017.

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

In May of 2015, we issued 2,941,176 units to an investor for total proceeds of $10,000. Each unit consists of one share of our common stock and two warrants to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.0048 and have a three-year term.

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

In June of 2015, we issued 1,846,154 units to an investor for total proceeds of $3,000. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock. The warrants have an exercise price of $0.002275 and have a three-year term.

In August of 2015, the Company issued 16,077,170 units to an investor for total proceeds of $25,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $0.00218 and have a three-year term.

In July of 2015, the Company issued 2,822,912 units to an investor, the Company’s CEO, CFO, President and Chairman of the Board, for proceeds of $4,300. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share each of the Company’s common stock. The warrants have an exercise price of $0.002130 and have a three-year term.

In September of 2015, the Company issued 1,851,852 units to an investor for total proceeds of $3,000. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $0.00227 and have a three-year term.

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

During the year ended January 31, 2017, $62,160 of the August 2013 Note was converted into 46,526,995 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00117 to $0.00152.

During the year ended January 31, 2017, the Company issued 76,220,079 units to investors for total proceeds of $223,677. Each unit consists of one share of the Company’s common stock and one or one-half warrant to purchase one share or one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.0027, $0.0028, or $0.0040 and have a three-year term.

During the year ended January 31, 2017, $159,289 of the November 2015 Note was converted into 122,373,003 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00098 to $0.00149.

During the year ended January 31, 2017, $55,000 of the December 2015 Note was converted into 47,168,177 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00105 to $0.00116.

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the year ended January 31, 2017, the Company issued an aggregate of 110,098,238 shares of common stock for total proceeds of $179,291 to Tangiers Investment Group, LLC under the Investment Agreement.

During the year ended January 31, 2017, the Company issued 32,519,915 shares to third-parties for services with an aggregate fair value of approximately $67,296.  These shares include 30,644,915 shares issued to a service provider for services pursuant to a subscription agreement that allows for additional shares to be issued in the event the service provider receives aggregate proceeds less than $40,000 from their sale of this stock.

NOTE 10 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2017 and 2016 are 0 and 13,000,000, respectively. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2017 and 2016 are 75,000 and 50,000, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2017 and 2016 are 41,250 and 127,626.

In September 2013, there were 7,423,624 stock options granted at an exercise price of $0.0257 per share, exercisable until September 5, 2023 with a fair value net of forfeitures at grant date of $210,300. The options granted were 100% vested for directors and shall vest in 25% immediately and 25% over four years increments on a yearly basis over the next four years for employees. In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on our historical volatility. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Remaining stock option expense to be recognized in future periods related to the award is $6,991 as of January 31, 2017.

During the year ended January 31, 2017, the Company granted 1,951,376 incentive stock options to employees and directors previously reserved under the Company’s stock option plans with an exercise price of $0.0257. The options all fully vested by September 2016 and expire in September 2023.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2017 and 2016. Incentive stock options to employees and directors outstanding at January 31, 2017 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2015	85,421,374	$0.042	1.27	$-

Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, January 31, 2016	85,421,374	$0.042	4.81	$-

Granted	12,081,326	0.007
Cancelled	(110,250)	2.872
Exercised	-	-
Outstanding, January 31, 2017	97,392,450	$0.034	4.48	$-

Exercisable, January 31, 2017	96,798,700	$0.034	4.46	$-

In December 2015, the board of directors approved a five-year extension of 77,500,000 options expiring on August 16, 2015 to an extended expiration date of August 16, 2020. This modification resulted in a charge of $29,067 to share based compensation for the year ended January 31, 2016, representing the fair value of option extension. The options are held by four directors. The options cancelled during the year ended January 31, 2015 were a result of the options expiring. The aggregate intrinsic value is calculated based on the stock price of $0.0016 and $0.0019 per share as of January 31, 2017 and 2016, respectively.

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

		Expected		Risk-free
	Expected	dividend	Expected	interest	Forfeiture
Grant date	volatility	yield	term	rate	rate
June 10, 2016	142%	0%	5 years	0.87%	0%
August 11, 2016	143%	0%	5 years	1.30%	0%

Share-based compensation expense is reported in our statement of operations as follows:

	January 31, 2017	January 31, 2016
Geological and geophysical costs	$4,882	$4,728
Salaries and benefits	66,964	33,795
Investor relations	1,834	1,776
General and administrative	1,128	-
	$74,808	$40,299

At January 31, 2017, there is $6,991 of unrecognized share-based compensation for all share-based awards outstanding with a weighted average remaining period for amortization of 0.7 years.

Non-qualified stock options to non-employee consultants and vendors outstanding as of January 31, 2017 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2015	863,500	$0.316	1.67	$-
Granted	-	-
Expired	-	-
Outstanding, January 31, 2016	863,500	$0.316	2.23	$-
Granted	1,421,300	0.003
Expired	(831,500)	0.304
Outstanding, January 31, 2017	1,453,800	$0.017	7.17	$-

Exercisable, January 31, 2017	1,453,800	$0.017	7.17	$-

The aggregate intrinsic value is calculated based on the stock price of $0.0016 and $0.0019 per share for the years ended January 31, 2017 and 2016, respectively.

At January 31, 2017, there were 1,453,800 non-qualified stock options outstanding with a weighted average exercise price of $0.017 per option; of those options 1,453,800 are exercisable. At January 31, 2017, there were 97,392,450 incentive stock options outstanding with a weighted average exercise price of $0.034 per option; of those options 96,798,700 are exercisable with a weighted average exercise price of $0.034.

During the years ended January 31, 2017 and 2016, we recognized $74,808 and $40,299 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 11 – Warrants

As of January 31, 2017, there were 130,682,120 whole share purchase warrants outstanding and exercisable. The warrants have a three-year term, a weighted average remaining life of 3.55 years and a weighted average exercise price of $0.006 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2017 and 2016 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share

Outstanding, January 31, 2015	59,566,708	$0.024
Issued	63,749,514	0.003
Expired	(24,584,937)	0.034
Exercised	-	-

Outstanding, January 31, 2016	98,731,285	$0.008
Issued	39,425,829	0.003
Expired	(7,474,994)	0.020
Exercised	-	-
Outstanding, January 31, 2017	130,682,120	$0.006

Exercisable, January 31, 2017	130,682,120	$0.006

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

NOTE 12 – Income taxes

As of January 31 our deferred tax asset is as follows:

	January 31, 2017	January 31, 2016
Deferred Tax Assets	$9,883,000	$9,391,000
Less Valuation Allowance	(9,883,000)	(9,391,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase in the valuation allowance of $492,000 and $538,000 during the years ended January 31, 2017 and 2016, respectively, primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2017, our estimated net operating loss carry-forward is approximately $29,000,000 and expires beginning in 2026 through 2037.

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred but we have not analyzed it at this time as the deferred tax asset is fully reserved. We have federal and state net operating loss carry-forwards that are available to offset future taxable income.

NOTE 13 – Related party transactions

We entered into the following transactions with related parties during the year ended January 31, 2017:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent expense related to this office was $6,264 for the year ended January 31, 2017. No amount was due as of January 31, 2017.

At January 31, 2017, we had a balance of accrued unpaid wages of $595,070 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

On May 31, 2016, the Company extended the expiration date of all 93,887,870 warrants issued between May 1, 2013 and May 1, 2016 for an additional three years at their original exercise prices ranging from $0.0021 to $0.0324. These warrants included 43,156,160 warrants purchased by officers and directors at their original exercise prices ranging from $0.0021 to $0.0207.

On October 11, 2016, the Company issued 6,879,950 stock options to Jim Briscoe, our Chairman of the Board, CEO and CFO, at an exercise price of $0.003. The options vested immediately and have a 10-year term.

We have an option to explore 26 standard federal lode mining claims at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., (“JABA”) an Arizona corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. We paid $27,494 in rental fees to maintain the mineral claims during the year ended January 31, 2017. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

At January 31, 2017, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying balance sheet.

We entered into the following transactions with related parties during the year ended January 31, 2016:

Paid or accrued $6,263 in rent on an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, and President on a month-to-month basis for $522 per month.

At January 31, 2016, we had a balance of accrued unpaid wages of $472,953 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President.

At January 31, 2016, we had a balance of accrued unpaid wages of $15,625 to Larry Liang, our former President.

We have an option to explore 26 standard federal lode mining claims at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., an Arizona Corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. During the year ended January 31, 2016 we paid $8,525 in rental fees to maintain the mineral claims in good standing. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and now to June 1, 2021. This may additionally be extended in five year periods or increments in the future by any JABA director.

NOTE 14 – Commitments and Contingencies

We are required to pay annual rentals for our federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals of $1,705 for the period from September 1, 2016 to September 1, 2017 have been paid. The rentals due by September 1, 2017 for the period from September 1, 2017 through September 1, 2018 of $1,705 have not been paid.

We are required to pay annual rentals for our federal lode mining claims for our East Silverbell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rentals of $4,030 for the period from September 1, 2016 to September 1, 2017 have been paid. The annual rentals due by September 1, 2017 of $4,030 are required to maintain the East Silverbell claims are for the period from September 1, 2017 through September 1, 2018 have not been paid. There is no requirement for annual assessment or exploration work on the federal lode mining claims. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals due by September 1, 2017 for the period from September 1, 2017 through September 1, 2018 of $14,725 have not been paid. We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th for our Phase 1 permits, and September 14th through September 13th for our Phase 2 permits. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 1,886.88 acres at our Tombstone project. On September 20, 2016 we filed for renewal of three MEP’s permits which were set to expire by retaining them the full 5 year term and requesting from the Arizona State Land Department that we let them expire and simultaneously reapply for them which gives us the opportunity to have them for another five years We will need to pay rental fees for our Phase 1 AZ MEP’s before September 29, 2017 in the amount of $1,500. Required minimum work expenditures for the period ending September 29, 2017 is $18,468.80. The annual rental due by September 13, 2016 to maintain the Phase 2 AZ MEP permit is $540. Required minimum work expenditures for the period ending September 13, 2017 is $400.

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018.

NOTE 15 – Fair value of financial instruments

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at January 31, 2017	$-	-	-	$-
Warrant and convertible note derivative liability at January 31, 2016	$3,293	-	-	$3,293

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

NOTE 16 – Subsequent events

On February 3, 2017, we received proceeds of $70,000 under the December 2016 Note.

On April 11, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible promissory note dated April 10, 2017 (the “April 2017 Note”). The total principal under the April 2017 Note is $50,000, bears interest at 12% per annum, is due on January 10, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion.

From February through April 2017, we issued 14,315,887 units to investors for total proceeds of $29,000. Each unit consists of one share of our common stock and one-half warrant to purchase one-half equivalent share each of our common stock at a price of $0.0028 per share.

From February through April 2017, we issued 24,410,828 shares of common stock for proceeds of $31,950 under the Investment Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2017 due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of January 31, 2017.

a)	Lack of proper segregation of duties due specifically to the small size of the Company.

The Company’s management is committed to improving the Company’s internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision and review.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
James A. Briscoe	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	75	February 3, 2004
Gary Musil	Secretary and Director	65	October 23, 2003
John Guilbert	Director	85	February 5, 2004
Keith Brill	Director	39	December 23, 2009
Peter O’Heeron	Director	53	September 6, 2012
Brett Gross	Director	57	October 20, 2014
Patricia Madaris	VP Finance	66	May 8, 2015

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

Board and Committee Meetings

The board of directors of our company held three formal meetings during the fiscal year ended January 31, 2017.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2017. Shareholders may contact our President, James A. Briscoe, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2017 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2017, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its board of directors or audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2017, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective March 15, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to all employees, including our company’s Chief Executive Officer, Chief Financial Officer and VP Finance. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

5.	accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer that becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the SEC on March 13, 2004 as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Liberty Star Uranium & Metals Corp., 5610 E. Sutler Lane, Tucson, Arizona 85712.

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2017 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
James A. Briscoe, Chief Executive Officer,	2017	148,000	0	0	13,9150	0	0	0	$161,915
Chief Financial Officer and President	2016	148,000	0	0	0	0	0	0	$148,000

(1)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James A. Briscoe	52,500,000	0	0	$0.038	8/10/2020	0	0	0	0
	75,000	0	0	$0.880	5/21/2018	0	0	0	0
	6,879,950	0	0	$0.003	10/11/2026	0	0	0	0

COMPENSATION PLANS

As of January 31, 2016, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

A total of 13,502,626 and 0 options were granted during the fiscal years ended January 31, 2017 and 2016, respectively.

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

No compensation was paid to or earned by any director in his capacity as a director, during the fiscal year ended January 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on April 28, 2017 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 2,040,255,140 shares of common stock issued and outstanding as of April 28, 2017, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
James A. Briscoe	61,642,450	(2)	2.94%
Gary Musil	7,537,5000	(3)	*
John Guilbert	15,025,000	(3)	*
Keith Brill	2,500,000	(3)	*
Peter O’Heeron	9,122,987	(4)	*
Brett Gross	74,858,600	(5)	3.6%
Patricia Madaris	2,250,000	(3)	*

Directors and Executive Officers as a Group (7 persons)	172,936,537		7.96%

(1)	Based on 2,040,255,140 shares of common stock issued and outstanding as of April 28, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Represents: (i) 59,454,950 incentive stock options that are currently exercisable, and (ii) 2,187,500 shares are held by Alaska Star Minerals LLC, which is wholly owned by Mr. Briscoe.

(3)	This amount represents incentive stock options that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 5,542,973 incentive stock options and 677,507 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(5)	This amount includes 39,655,742 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2017, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	98,846,250	$0.034	-
Equity Compensation Plans Not Approved by Security Holders	-	N/A	-
Total	98,846,250	$0.034	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for the fiscal years ended January 31, 2017 and 2016.

	Fiscal Year Ended January 31,
	2 017	2016
Audit Fees	$34,000	$31,000
Audit-Related Fees	1,320	4,840
Tax Fees	-	-
All Other Fees	-	-
Total	$35,320	$35,840

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB , filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 1, 2017	By:	/s/ James A. Briscoe
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

Signature	Title	Date

/s/ James A. Briscoe	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board (principal executive officer, principal financial officer and principal accounting officer)	May 1, 2017
Paul Mathieson

/s/ Keith Brill	Director	May 1, 2017
Keith Brill

/s/ Brett Gross	Director	May 1, 2017
Brett Gross

/s/ John Guilbert	Director	May 1, 2017
John Guilbert

/s/ Gary Musil	Secretary and Director	May 1, 2017
Gary Musil

/s/ Peter O’Heeron	Director	May 1, 2017
Peter O’Heeron

