Form 10-Q
period 2017-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2017-06-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,077,122,853 as of June 14, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	April 30, 2017	January 31, 2017
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$19,327	$5,042
Prepaid expenses	8,206	3,710
Total current assets	27,533	8,752

Property and equipment, net	7,262	8,466
Total assets	$34,795	$17,218

Liabilities and Stockholders' Deficit

Current:
Convertible promissory notes, net of debt discount of $9,119 and $2,646	154,827	30,821
Accounts payable and accrued liabilities	442,602	443,837
Accounts payable to related party	36,011	34,798
Accrued wages to related parties	639,195	610,695
Total current liabilities	1,272,635	1,120,151

Commitments and Contingencies (Note 10)

Stockholders' deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 2,043,730,671 and 2,003,844,312 shares issued and outstanding	20,437	20,038
Stock subscription receivable	(55,673)	(55,673)
Additional paid-in capital	53,143,937	53,077,578
Accumulated deficit	(54,346,541)	(54,144,876)
Total stockholders' deficit	(1,237,840)	(1,102,933)

Total liabilities and stockholders' deficit	$34,795	$17,218

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30,
	2017	2016
Revenues	$-	$-
Expenses:
Geological and geophysical costs	20,053	9,875
Salaries and benefits	72,834	65,117
Public relations	21,188	5,260
Depreciation	1,204	1,827
Legal	9,698	40,716
Professional services	25,680	21,610
General and administrative	33,557	49,233
Travel	4,973	1,759
Net operating expenses	189,187	195,397
Loss from operations	(189,187)	(195,397)

Other income (expense):
Interest expense	(12,478)	(81,300)
Loss on change in fair value of derivative liability	-	(5,512)
Total other expense	(12,478)	(86,812)
Net loss	(201,665)	(282,209)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	2,024,875,829	1,599,358,913

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(201,665)	$(282,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,204	1,827
Amortization of debt discount	2,527	66,605
Loss on settlement of debt	-	5,512
Share-based compensation	2,808	4,279
Warrants issued for third party services	-	540
Changes in assets and liabilities:
Prepaid expenses	(4,496)	6,597
Other current assets	-	1,152
Accounts payable and accrued expenses	(1,235)	74,904
Accounts payable to related party	1,213	-
Accrued wages to related parties	28,500	34,250
Accrued interest	3,479	8,160
Cash flows used in operating activities:	(167,665)	(78,383)

Cash flows from financing activities:
Payments on long-term debt	-	(559)
Principal activity on convertible promissory notes	118,000	50,000
Proceeds from the issuance of common stock, net of expenses	63,950	33,908
Net cash provided by financing activities	181,950	83,349

Increase in cash and cash equivalents	14,285	4,966
Cash and cash equivalents, beginning of period	5,042	536
Cash and cash equivalents, end of period	$19,327	$5,502

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$6,472	$6,535
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$-	$68,919
Warrants reclassed to derivative liabilities	$-	$4,540
Debt discounts due to derivative liabilities	$-	$62,160
Common stock issued for conversion of debt and interest	$-	$62,160

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Interim financial statement disclosure

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2017 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2017 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible notes payable, and derivative liability. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the derivative liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the derivative liability are reported in other income (expense) as gain (loss) on change in fair value.

During the three months ended April 30, 2017, none of the convertible promissory notes had become convertible under their terms, thus no derivative liability existed during the period.

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the three months ended April 30, 2017:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent expense related to this office was $1,566 for the three months ended April 30, 2017. No amount was due as of April 30, 2017,

At April 30, 2017, we had a balance of accrued unpaid wages of $623,570 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We have an option to explore 26 standard federal lode mining claims at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., (“JABA”) an Arizona corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. We paid $0 in rental fees to maintain the mineral claims during the three months ended April 30, 2017. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

At April 30, 2017, we had accounts payable to JABA of $34,798 and to Jim Briscoe of $1,213, which is reflected as accounts payable to related party on the accompanying consolidated balance sheet.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at April 30, 2017 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2017	97,392,450	$0.034
Granted	—	—
Cancelled	—	—
Exercised	—	—
Outstanding, April 30, 2017	97,392,450	$0.034

Exercisable, April 30, 2017	96,798,700	$0.034

These options had a weighted average remaining life of 4.23 years and an aggregate intrinsic value of $8,104 as of April 30, 2017.

Non-qualified stock options to non-employee consultants and vendors outstanding at April 30, 2017 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2017	1,453,800	$0.017
Granted	—	—
Expired	—	—
Exercised	—	—
Outstanding, April 30, 2017	1,453,800	$0.017

Exercisable, April 30, 2017	1,453,800	$0.017

These options had a weighted average remaining life of 6.93 years and an aggregate intrinsic value of $663 as of April 30, 2017.

During the three months ended April 30, 2017, we recognized $2,808 of compensation expense related to incentive and non-qualified stock options granted to officers, employees and consultants.

NOTE 6 – Warrants

As of April 30, 2017, there were 138,419,886 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.28 years and a weighted average exercise price of $0.006 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $108,956 as of April 30, 2017.

Whole share purchase warrants outstanding at April 30, 2017 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2017	130,682,120	$0.006
Issued	7,737,766	0.003
Expired	—	—
Exercised	—	—
Outstanding, April 30, 2017	138,419,886	$0.006

Exercisable, April 30, 2017	138,419,886	$0.006

During the three months ended April 30, 2017, the Company issued 7,737,766 warrants to investors at exercise prices ranging from $0.0028 to $0.0036 with a three-year term. The warrants were issued with common stock (one-half warrant for each common share purchased) and there is no additional accounting for these investor warrants.

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

During the three months ended April 30, 2017, none of the convertible promissory notes had become convertible under their terms, thus no derivative liability existed during the period.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Three months ended April 30,
	2017	2016
Beginning balance	$—	$3,293
Total losses	—	5,512
Settlements	—	(64,379)
Additions	—	62,160
Ending balance	$—	$6,586

Change in unrealized losses included in earnings relating to derivatives still held as of April 30, 2017 and 2016	$—	$(5,512)

NOTE 8 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30, 2017	January 31, 2017

12% convertible note payable issued December 2016, due December 2017	$34,457	$33,467
12% convertible note payable issued February 2017, due February 2018	79,177	—
12% convertible note payable issued April 2017, due January 2018	50,312	—
	163,946	33,467
Less debt discount	(9,119)	(2,646)
Less current portion of convertible notes	(154,827)	(30,821)
Long-term convertible notes payable	$—	$—

On December 14, 2016, we entered into a convertible promissory note (the “December 2016 Note”) to Tangiers Investment Group, LLC (“Tangiers”) for a principal sum of up to $110,000, bearing interest at 12% per annum. The consideration is up to $100,000, which would produce an original issue discount of $10,000 if all the consideration is received. The lender paid $30,000 pursuant to the terms of the December 2016 Note on December 19, 2016, which resulted in the Company recording a $3,000 original issue discount. The maturity date is one year from the effective date of each payment, as well as any unpaid interest and other fees. The December 2016 Note may be convertible into shares of common stock of our company after 180 days of funding at a conversion price of 62.5% of the volume weighted average price of the Company’s common stock during the five trading days previous to the conversion. We may repay the December 2016 Note at any time before 150 days from the effective date of the December 2016 Note, or prepay at 130% of the principal from 151 to 180 days, after which we may not make any further payments on the December 2016 Note prior to the maturity date without written approval from the lender. As of January 31, 2017, we had of $33,467 of principal and interest outstanding for the December 2016 Note. As of April 30, 2017, we had of $34,457 of principal and interest outstanding for the December 2016 Note.

On February 2, 2017, the Company and Tangiers entered into Amendment #1 to the December 2016 Note (“Amendment #1”). Amendment #1 provides that, on or before February 2, 2017, Tangiers would make a payment to the Company of $77,000, which includes a 10% OID. The net proceeds of $70,000 were received on February 2, 2017. The maturity date is February of 2018.

Also on February 2, 2017, the Company and Tangiers entered into Amendment #2 to the December 2016 Note (“Amendment #2”). Amendment #2 provides that the conversion price under the Note is equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to Tangier’s conversion election. The default percentages of 5% and 10% of the discount of conversion price point remained the same other than reflecting the amended discount price. In addition, the provision in the Note relating to a right of first refusal was removed by Amendment #2. As of April 30, 2017, we had of $79,177 of principal and interest outstanding

On April 11, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible promissory note dated April 10, 2017 (the “April 2017 Note”). The total principal under the April 2017 Note is $50,000, bears interest at 12% per annum, is due on January 10, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of April 30, 2017, we had of $50,312 of principal and interest outstanding

During the three months ended April 30, 2017 and 2016, the Company recorded debt discounts of $0 and $62,160, respectively, due to the derivative liabilities, and original issue debt discounts of $9,000 and $5,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $2,527 and $66,605 for the three months ended April 30, 2017 and 2016, respectively.

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

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of April 30, 2017.

During the three months ended April 30, 2017, the Company received aggregate proceeds of $32,000 from investors to purchase a total of 15,475,531 units. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have exercise prices ranging from $0.0028 to $0.0036 with a three-year term.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the year ended January 31, 2017, the Company issued an aggregate of 110,098,238 shares of common stock for total proceeds of $179,291 to Tangiers Investment Group, LLC under the Investment Agreement. During the three months ended April 30, 2017, the Company issued an aggregate of 24,410,828 shares of common stock for total proceeds of $31,950 to Tangiers Investment Group, LLC under the Investment Agreement.

NOTE 10 – Commitments and contingencies

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018.

NOTE 11 – Subsequent events

In May and June of 2017, the Company issued an aggregate of 27,676,767 shares of common stock for total proceeds of $69,870 to Tangiers Investment Group, LLC under the Investment Agreement.

In May and June of 2017, the Company issued an aggregate of 4,715,935 units to investors for aggregate proceeds of $16,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of 40% above the share price, calculated using the average 4-day look-back period from the date of deposit of investment funds, with a floor of $0.002, and have a three-year term.

In May 2017, the Company issued 999,480 shares for services with a fair value of approximately $3,748.

Subsequent to April 30, 2017, the Company agreed to issue 24,242,424 shares to a third-party with an aggregate fair value of approximately $44,000 to settle unpaid services which is reflected in accounts payable as of April 30, 2017. These shares have not yet been issued as of the date of this filing.

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

Our Current Business

We are engaged in the acquisition and exploration of mineral properties in the States of Arizona and Alaska and the Southwest USA. Claims in the State of Alaska have been held in the name of Big Chunk. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are described below.

North Pipes Super Project (“North Pipes” and “NPSP”): The NPSP is located in Northern Arizona on the Arizona Strip. We plan to ascertain whether the NPSP claims possess commercially viable deposits of uranium and associated co-product metals. We have not identified any ore reserves to date.

Big Chunk Super Project: The Big Chunk Super Project located in the Iliamna region of Southwestern Alaska. After much caution and thought, we have decided to no longer put any funds into Big Chunk due to the current decision making of the Environmental Protection Agency.  If the situation becomes clarified, we believe we will have the opportunity to reacquire strategic claims within the area.  Decisions to reacquire claims within the area of Big Chunk will be carefully considered at that time in order to ascertain whether Big Chunk claims possess commercially viable deposits of copper, gold, molybdenum, silver, palladium rhenium and zinc. We have not identified any ore reserves to date.

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

Results of Operations

Material Changes in Financial Condition for the Three Month Period Ended April 30, 2017

We had cash and cash equivalents in the amount of $19,327 as of April 30, 2017 compared to $5,042 as of January 31, 2017. We had negative working capital of $1,245,102 as of April 30, 2017 compared to $1,111,399 as of January 31, 2017. We used $167,665 net cash in operating activities during the three months ended April 30, 2017 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the three months ended April 30, 2017. We have been raising capital by issuing convertible promissory notes and selling equity by way of private placements and the Investment Agreement with Tangiers Investment Group, LLC. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three Month Periods Ended April 30, 2017 and 2016

We had net losses of $201,665 for the three months ended April 30, 2017, compared to a net loss of $282,209 for the three months ended April 30, 2016.

During the three months ended April 30, 2017, we had an increase of approximately $10,178 in geological and geophysical costs compared to the three months ended April 30, 2016, due primarily to an increase in Geo Tech services and surveys paid by the Company. During the three months ended April 30, 2017, we had an increase of approximately $15,928 in public relations costs compared to the three months ended April 30, 2016, due primarily to an increase in investor relation conferences attended by the Company. During the three months ended April 30, 2017, we had a decrease in legal expenses of approximately $31,018, compared to the three months ended April 30, 2016, due primarily to the reduced costs associated with land inquiry work and work related to the Company’s S-1 filings. We had a decrease in general and administrative expenses of approximately $15,676 during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, due primarily to decreases in rent and outside services expenses. We had a decrease in interest expense of approximately $68,822 during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, due primarily to decreases in convertible debt and the related derivative liability. We incurred a non-cash loss on the change in fair value of our derivative liabilities of $0 during the three months ended April 30, 2017, as compared to a loss of $5,512 during the three months ended April 30, 2016, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value during the three months ended April 30, 2016. There was no derivative liability during the three months ended April 30, 2017.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $19,327 as of April 30, 2017. We had negative working capital of $1,245,102 as of April 30, 2017. We had net cash inflows from financing activities of $181,950 for the three months ended April 30, 2017. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On December 14, 2016, we entered into a convertible promissory note (the “December 2016 Note”) to Tangiers Investment Group, LLC (“Tangiers”) for a principal sum of up to $110,000, bearing interest at 12% per annum. The consideration is up to $100,000, which would produce an original issue discount of $10,000 if all the consideration is received. The lender paid $30,000 pursuant to the terms of the December 2016 Note on December 19, 2016, which resulted in the Company recording a $3,000 original issue discount. The maturity date is one year from the effective date of each payment, as well as any unpaid interest and other fees. The December 2016 Note may be convertible into shares of common stock of our company after 180 days of funding at a conversion price of 62.5% of the volume weighted average price of the Company’s common stock during the five trading days previous to the conversion. We may repay the December 2016 Note at any time before 150 days from the effective date of the December 2016 Note, or prepay at 130% of the principal from 151 to 180 days, after which we may not make any further payments on the December 2016 Note prior to the maturity date without written approval from the lender. As of January 31, 2017, we had of $33,467 of principal and interest outstanding for the December 2016 Note. As of April 30, 2017, we had of $34,457 of principal and interest outstanding for the December 2016 Note.

On February 2, 2017, the Company and Tangiers entered into Amendment #1 to the December 2016 Note (“Amendment #1”). Amendment #1 provides that, on or before February 2, 2017, Tangiers would make a payment to the Company of $77,000, which includes a 10% OID. The net proceeds of $70,000 were received on February 2, 2017. The maturity date is February of 2018.

Also on February 2, 2017, the Company and Tangiers entered into Amendment #2 to the December 2016 Note (“Amendment #2”). Amendment #2 provides that the conversion price under the Note is equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to Tangier’s conversion election. The default percentages of 5% and 10% of the discount of conversion price point remained the same other than reflecting the amended discount price. In addition, the provision in the Note relating to a right of first refusal was removed by Amendment #2.

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

Proceeds from issuance of common stock

During the three months ended April 30, 2017, we entered into certain private investment agreements pursuant to which we received a total of $32,000 in net proceeds.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the year ended January 31, 2017, the Company issued an aggregate of 110,098,238 shares of common stock for total proceeds of $179,291 to Tangiers Investment Group, LLC under the Investment Agreement. During the three months ended April 30, 2017, the Company issued an aggregate of 24,410,828 shares of common stock for total proceeds of $31,950 to Tangiers Investment Group, LLC under the Investment Agreement.

Critical Accounting Policies

The unaudited consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2017. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed consolidated financial statements as of April 30, 2017. Our total stockholders’ deficit at April 30, 2017 was $1,237,840.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2017, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended April 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2017 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2017, the Company received aggregate proceeds of $32,000 from investors to purchase a total of 15,475,531 units. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have exercise prices ranging from $0.0028 to $0.0036 with a three-year term.

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

Date: June 14, 2017

