Form 10-Q
period 2017-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2017-09-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,192,681,952 as of September 14, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	July 31	January 31,
	2017	2017
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$46,095	$5,042
Prepaid expenses	9,091	3,710
Total current assets	55,186	8,752

Property and equipment, net	6,057	8,466
Total assets	$61,243	$17,218

Liabilities and Stockholders' Deficit

Current:
Convertible promissory note, net of debt discount of $9,396 and $2,646	227,701	30,821
Accounts payable and accrued liabilities	389,425	443,837
Accounts payable to related party	34,798	34,798
Accrued wages to related parties	655,195	610,695
Total current liabilities	1,307,119	1,120,151

Commitments and Contingencies (Note 10)

Stockholders' deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 2,151,802,609 and 2,003,844,312 shares issued and outstanding	21,518	20,038
Stock subscription receivable	(55,673)	(55,673)
Additional paid-in capital	53,392,500	53,077,578
Accumulated deficit	(54,604,221)	(54,144,876)
Total stockholders' deficit	(1,245,876)	(1,102,933)

Total liabilities and stockholders' deficit	$61,243	$17,218

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	26,972	34,908	47,025	44,783
Salaries and benefits	79,817	107,436	152,651	172,553
Public relations	4,282	11,318	25,470	16,578
Depreciation	1,205	1,316	2,409	3,143
Legal	7,701	6,439	17,399	47,154
Professional services	18,218	30,734	43,898	52,344
General and administrative	49,290	61,342	82,847	110,576
Travel	4,336	2,671	9,309	4,430
Net operating expenses	191,821	256,164	381,008	451,561
Loss from operations	(191,821)	(256,164)	(381,008)	(451,561)

Other income (expense):
Interest expense	(56,526)	(123,609)	(69,004)	(204,909)
Loss on settlement of accounts payable	(9,333)	-	(9,333)	-
Loss on change in fair value of derivative liability	-	(196,689)	-	(202,201)
Total other expense	(65,859)	(320,298)	(78,337)	(407,110)
Net loss	(257,680)	(576,462)	(459,345)	(858,671)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	2,100,339,464	1,697,188,373	2,062,643,604	1,648,841,243

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 31
	2017	2016

Cash flows from operating activities:
Net loss	$(459,345)	$(858,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,409	3,143
Amortization of debt discount	42,549	174,077
Loss on settlement of accounts payable	9,333	-
Loss on change in fair value of derivative liabilities	-	202,201
Share-based compensation	5,616	46,960
Common shares issued for third party services	3,748	47,500
Warrants issued for third party services	-	540
Changes in assets and liabilities:
Prepaid expenses	(5,381)	(3,365)
Other current assets	-	1,152
Accounts payable and accrued expenses	(10,412)	48,926
Accrued wages related parties	44,500	65,452
Accrued interest	10,590	18,281
Net cash used in operating activities	(356,393)	(253,804)

Cash flows from financing activities:
Payments on long-term debt	-	(563)
Principal activity on convertible promissory notes	216,000	78,000
Proceeds from the issuance of common stock, net of expenses	181,446	211,780
Net cash provided by financing activities	397,446	289,217

Increase in cash and cash equivalents	41,053	35,413
Cash and cash equivalents, beginning of period	5,042	536
Cash and cash equivalents, end of period	$46,095	$35,949

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$13,094	$12,553
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$35,299	$175,792
Warrants reclassed to derivative liabilities	$-	$189,988
Debt discounts due to derivative liabilities	$35,299	$164,369
Common stock issued for conversion of debt and interest	$36,960	$179,382
Shares issuance for settlement of accounts payable	$44,000	$-

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Interim financial statement disclosure

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2017 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2017 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

NOTE 2 – Going concern

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

During the six months ended July 31, 2017, one of the Company’s convertible promissory notes had become convertible under its terms and was converted immediately, thus no derivative liability existed at July 31, 2017.

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the six months ended July 31, 2017:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent expense related to this office was $3,132 for the six months ended July 31, 2017. No amount was due as of July 31, 2017,

At July 31, 2017, we had a balance of accrued unpaid wages of $639,570 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We have an option to explore 26 standard federal lode mining claims at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA US Inc., (“JABA”) an Arizona corporation in which two of our directors are owners. We are required to pay annual rentals to maintain the claims in good standing. We paid $8,525 in rental fees to maintain these mineral claims during the six months ended July 31, 2017. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

At July 31, 2017, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheet.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at July 31, 2017 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2017	97,392,450	$0.034
Granted	—	—
Cancelled	—	—
Exercised	—	—
Outstanding, July 31, 2017	97,392,450	$0.034

Exercisable, July 31, 2017	96,798,700	$0.034

These options had a weighted average remaining life of 3.97 years and an aggregate intrinsic value of $0 as of July 31, 2017.

Non-qualified stock options to non-employee consultants and vendors outstanding at July 31, 2017 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2017	1,453,800	$0.017
Granted	—	—
Expired	—	—
Exercised	—	—
Outstanding, July 31, 2017	1,453,800	$0.017

Exercisable, July 31, 2017	1,453,800	$0.017

These options had a weighted average remaining life of 6.68 years and an aggregate intrinsic value of $0 as of July 31, 2017.

During the six months ended July 31, 2017, we recognized $5,616 of compensation expense related to incentive and non-qualified stock options granted to officers, employees and consultants.

NOTE 6 – Warrants

As of July 31, 2017, there were 141,414,488 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.03 years and a weighted average exercise price of $0.006 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $4,771 as of July 31, 2017.

Whole share purchase warrants outstanding at July 31, 2017 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2017	130,682,120	$0.006
Issued	12,482,369	0.003
Expired	—	—
Exercised	(1,750,000)	0.003
Outstanding, July 31, 2017	141,414,489	$0.006

Exercisable, July 31, 2017	141,414,489	$0.006

During the six months ended July 31, 2017, the Company issued 12,482,369 warrants to investors at exercise prices ranging from $0.0028 to $0.0053 with a three-year term. The warrants were issued with common stock (one-half warrant for each common share purchased) and there is no additional accounting for these investor warrants.

During the six months ended July 31, 2017, the Company issued 1,750,000 shares to an investor for the exercise of warrants at a price of $0.0028 per share for cash proceeds of $4,900.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued beginning in December 2016 (See Note 8), and became convertible in June 2017, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. The convertible note was converted to common shares immediately, thus, no derivative liability existed at July 31, 2017.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 145% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month. The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

Using the results from the model, the Company recorded a derivative liability of $35,299 for the fair value of the convertible feature included in the Company’s convertible debt instruments for the six months ended July 31, 2017. The derivative liability recorded for the convertible feature created a debt discount of $35,299 which was charged to interest expense upon conversion of the underlying debt instrument. The remaining unamortized debt discount related to the derivative liability was $0 as of July 31, 2017. The Company recorded the change in the fair value of the derivative liability as a loss of $0 to reflect the value of the derivative liability for warrants and convertible notes as $0 as of July 31, 2017. The Company also recorded a reclassification from derivative liability to equity of $35,299 for the conversions of a portion of the Company’s convertible notes during the six months ended July 31, 2017.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Six months ended July 31,
	2017	2016
Beginning balance	$—	$3,293
Total losses	—	202,201
Settlements	(35,299)	(786,496)
Additions	35,299	585,085
Ending balance	$—	$4,083

Change in unrealized losses included in earnings relating to derivatives still held as of July 31, 2017 and 2016	$—	$202,201

NOTE 8 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31, 2017	January 31, 2017

12% convertible note payable issued December 2016, due December 2017	$-	$33,467
12% convertible note payable issued February 2017, due February 2018	81,506	—
12% convertible note payable issued April 2017, due January 2018	51,824	—
8% convertible note payable issued June 2017, due June 2018	53,701	—
12% convertible note payable issued July 2017, due April 2018	50,066	—
	237,097	33,467
Less debt discount	(9,396)	(2,646)
Less current portion of convertible notes	(227,701)	(30,821)
Long-term convertible notes payable	$—	$—

On December 14, 2016, we entered into a convertible promissory note (the “December 2016 Note”) to Tangiers Investment Group, LLC (“Tangiers”) for a principal sum of up to $110,000, bearing interest at 12% per annum. The consideration is up to $100,000, which would produce an original issue discount of $10,000 if all the consideration is received. The lender paid $30,000 pursuant to the terms of the December 2016 Note on December 19, 2016, which resulted in the Company recording a $3,000 original issue discount. The maturity date is one year from the effective date of each payment, as well as any unpaid interest and other fees. The December 2016 Note may be convertible into shares of common stock of our company after 180 days of funding at a conversion price of 62.5% of the volume weighted average price of the Company’s common stock during the five trading days previous to the conversion. We may repay the December 2016 Note at any time before 150 days from the effective date of the December 2016 Note, or prepay at 130% of the principal from 151 to 180 days, after which we may not make any further payments on the December 2016 Note prior to the maturity date without written approval from the lender. As of January 31, 2017, we had $33,467 of principal and interest outstanding for the December 2016 Note. On June 16, 2017, Tangiers converted this note in full for 34,222,222 shares of the Company’s common stock. As of July 31, 2017, we had $0 of principal and interest outstanding for the December 2016 Note.

On February 2, 2017, the Company and Tangiers entered into Amendment #1 to the December 2016 Note (“Amendment #1”). Amendment #1 provides that, on or before February 2, 2017, Tangiers would make a payment to the Company of $77,000, which includes a 10% OID. The net proceeds of $70,000 were received on February 2, 2017. The maturity date is February 3, 2018. Also on February 2, 2017, the Company and Tangiers entered into Amendment #2 to the December 2016 Note (“Amendment #2”). Amendment #2 provides that the conversion price under the Note is equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to Tangier’s conversion election. The default percentages of 5% and 10% of the discount of conversion price point remained the same other than reflecting the amended discount price. In addition, the provision in the Note relating to a right of first refusal was removed by Amendment #2. As of July 31, 2017, we had $81,506 of principal and interest outstanding under this note.

On April 11, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible promissory note dated April 10, 2017 (the “April 2017 Note”). The total principal under the April 2017 Note is $50,000, bears interest at 12% per annum, is due on January 10, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of July 31, 2017, we had $51,824 of principal and interest outstanding under the note.

On June 20, 2017, we received proceeds of $50,000, net of a $3,000 fee, under a convertible note dated June 20, 2017 (the “June 2017 Note”). The total principal under the June 2017 Note is $53,000, bears interest at 8% per annum, is due on June 20, 2018, and is convertible in shares of the Company's common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of July 31, 2017, we had $53,701 of principal and interest outstanding.

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of July 31, 2017, we had $50,066 of principal and interest outstanding.

During the six months ended July 31, 2017 and 2016, the Company recorded debt discounts of $35,299 and $102,209, respectively, due to the derivative liabilities, and original issue debt discounts of $14,000 and $7,800, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $ 42,549 and $174,077 for the six months ended July 31, 2017 and 2016, respectively.

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

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of July 31, 2017.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the year ended January 31, 2017, the Company issued an aggregate of 110,098,238 shares of common stock for total proceeds of $179,291 to Tangiers Investment Group, LLC under the Investment Agreement. During the six months ended July 31, 2017, the Company issued an aggregate of 61,779,435 shares of common stock for total proceeds of $118,546 to Tangiers Investment Group, LLC under the Investment Agreement.

During the six months ended July 31, 2017, the Company received aggregate proceeds of $58,000 from investors to purchase a total of 24,964,736 units. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have exercise prices ranging from $0.0028 to $0.0053 with a three-year term.

During the six months ended July 31, 2017, the Company issued 34,222,222 shares for the conversion of $36,960 of a convertible note payable at an exercise price of $0.00108.

During the six months ended July 31, 2017, the Company issued 1,750,000 shares to an investor for the exercise of warrants at a price of $0.0028 per share for cash proceeds of $4,900.

During the six months ended July 31, 2017, the Company issued 999,480 shares for services with a fair value of $3,748. The Company also issued 24,242,424 shares with a fair value of approximately $53,333 to settle accounts payable of $44,000.  The Company recorded a $9,333 loss on settlement of accounts payable for the excess of fair value of the stock issued over the accounts payable settled.

NOTE 10 – Commitments and contingencies

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018.

NOTE 11 – Subsequent events

In July and August of 2017, the Company issued an aggregate of 26,173,461 shares of common stock for total proceeds of $43,890 to Tangiers Investment Group, LLC under the Investment Agreement.

On August 15, 2017, the Company issued 14,705,882 shares for the conversion of $15,000 of a convertible note at an exercise price of $0.00102.

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

Results of Operations

Material Changes in Financial Condition for the Nine-Month Period Ended July 31, 2017

We had cash and cash equivalents in the amount of $46,095 as of July 31, 2017 compared to $5,042 as of January 31, 2017. We had negative working capital of $1,251,933 as of July 31, 2017 compared to $1,111,399 as of January 31, 2017. We used $356,393 net cash in operating activities during the six months ended July 31, 2017 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the six months ended July 31, 2017. We have been raising capital by issuing convertible promissory notes and selling equity by way of private placements and the Investment Agreement with Tangiers Investment Group, LLC. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Six Month Periods Ended July 31, 2017 and 2016

We had net losses of $257,680 and $459,345 for the three and six months ended July 31, 2017, respectively, compared to a net loss of $576,462 and $858,671 for the three and six months ended July 31, 2016, respectively.

During the three and six months ended July 31, 2017, we had a decrease of approximately $27,619 and $19,902, respectively, in salary and benefits expense compared to the three and six months ended July 31, 2016, due primarily to decrease in stock option expense related to employee stock options. During the six months ended July 31, 2017, we had a decrease in legal expenses of approximately $29,755, compared to the six months ended July 31, 2016, due primarily to the reduced costs associated with land inquiry work and work related to the Company’s S-1 filings. During the three and six months ended July 31, 2017, we had a decrease of approximately $12,516 and $8,446, respectively, in professional services expense compared to the three and six months ended July 31, 2016, due primarily to decreased costs related to accounting and financial reporting. We had a decrease in general and administrative expenses of approximately $12,052 and $27,729, respectively, during the three and six months ended July 31, 2017, as compared to the three and six months ended July 31, 2016, due primarily to decreased expenses related to outside services, conventions, and vehicles. We had a decrease in interest expense of approximately $67,083 and $135,905 during the three and six months ended July 31, 2017, as compared to the three and six months ended July 31, 2016, respectively, due primarily to decreases in convertible debt conversions  and the related interest expense from the write-off of derivative liability debt discount. We incurred a non-cash loss on the change in fair value of our derivative liabilities of $0 and $0 during the three and six months ended July 31, 2017, respectively, as compared to a loss of $196,689 and $202,201 during the three and six months ended July 31, 2016, respectively, due to a decrease in expense related to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $46,095 as of July 31, 2017. We had negative working capital of $1,251,933 as of July 31, 2017. We had net cash inflows from financing activities of $397,446 for the six months ended July 31, 2017. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On December 14, 2016, we entered into a convertible promissory note (the “December 2016 Note”) to Tangiers Investment Group, LLC (“Tangiers”) for a principal sum of up to $110,000, bearing interest at 12% per annum. The consideration is up to $100,000, which would produce an original issue discount of $10,000 if all the consideration is received. The lender paid $30,000 pursuant to the terms of the December 2016 Note on December 19, 2016, which resulted in the Company recording a $3,000 original issue discount. The maturity date is one year from the effective date of each payment, as well as any unpaid interest and other fees. The December 2016 Note may be convertible into shares of common stock of our company after 180 days of funding at a conversion price of 62.5% of the volume weighted average price of the Company’s common stock during the five trading days previous to the conversion. We may repay the December 2016 Note at any time before 150 days from the effective date of the December 2016 Note, or prepay at 130% of the principal from 151 to 180 days, after which we may not make any further payments on the December 2016 Note prior to the maturity date without written approval from the lender. As of January 31, 2017, we had $33,467 of principal and interest outstanding for the December 2016 Note. On June 16, 2017, Tangiers converted this note in full for 34,222,222 shares of the Company’s common stock. As of July 31, 2016, we had $0 of principal and interest outstanding for the December 2016 Note.

On February 2, 2017, the Company and Tangiers entered into Amendment #1 to the December 2016 Note (“Amendment #1”). Amendment #1 provides that, on or before February 2, 2017, Tangiers would make a payment to the Company of $77,000, which includes a 10% OID. The net proceeds of $70,000 were received on February 2, 2017. The maturity date is February 3, 2018. Also on February 2, 2017, the Company and Tangiers entered into Amendment #2 to the December 2016 Note (“Amendment #2”). Amendment #2 provides that the conversion price under the Note is equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to Tangier’s conversion election. The default percentages of 5% and 10% of the discount of conversion price point remained the same other than reflecting the amended discount price. In addition, the provision in the Note relating to a right of first refusal was removed by Amendment #2. As of July 31, 2017, we had $81,506 of principal and interest outstanding under this note.

On April 11, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible promissory note dated April 10, 2017 (the “April 2017 Note”). The total principal under the April 2017 Note is $50,000, bears interest at 12% per annum, is due on January 10, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of July 31, 2017, we had $51,824 of principal and interest outstanding under the note.

On June 20, 2017, we received proceeds of $50,000, net of a $3,000 fee, under a convertible note dated June 20,2017 (the “June 2017 Note”). The total principal under the June 2017 Note is $53,000, bears interest at 8% per annum, is due on June 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of July 31, 2017, we had $53,701 of principal and interest outstanding.

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of July 31, 2017, we had $50,066 of principal and interest outstanding.

Proceeds from issuance of common stock

During the six months ended July 31, 2017, we entered into certain private investment agreements pursuant to which we received a total of $58,000 in net proceeds.

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

The Company filed a registration statement on Form S-1 with the SEC on January 21, 2016 and Amendment No. 1 thereto on February 24, 2016, for registration of 350,000,000 shares of the Company’s common stock under the Investment Agreement dated June 20, 2015 with Tangiers Investment Group, LLC. The registration statement, as amended, was declared effective by the SEC on March 15, 2016. During the year ended January 31, 2017, the Company issued an aggregate of 110,098,238 shares of common stock for total proceeds of $179,291 to Tangiers Investment Group, LLC under the Investment Agreement. During the six months ended July 31, 2017, the Company issued an aggregate of 61,779,435 shares of common stock for total proceeds of $118,546 to Tangiers Investment Group, LLC under the Investment Agreement.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of July 31, 2017. Our total stockholders’ deficit at July 31, 2017 was approximately $1.2 million.

These unaudited consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2017, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended July 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2017 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended July 31, 2017, the Company received aggregate proceeds of $58,000 from investors to purchase a total of 24,964,736 units. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have exercise prices ranging from $0.0028 to $0.0053 with a three-year term.

During the six months ended July 31, 2017, the Company issued 34,222,222 shares for the conversion of $36,960 of a convertible note payable at an exercise price of $0.00108.

During the six months ended July 31, 2017, the Company issued 1,750,000 shares to an investor for the exercise of warrants at a price of $0.0028 per share for cash proceeds of $4,900.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).

10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.18	12% Convertible Promissory Note dated April 10, 2017 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017)
10.19	8% Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017)
10.20	12% Convertible Promissory Note dated July 26, 2017 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 1, 2017)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: September 14, 2017

