Form 10-K
period 2018-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2018-05-16
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,744,545 as of July 31, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,583,191,587 shares of Common Stock issued and outstanding as of May 15, 2018.

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

PART I

ITEM 1. BUSINESS.

Business development

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. Hay Mountain Super Project LLC, our wholly owned subsidiary, serves as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. Prior to 2017 Big Chunk Corp. (“Big Chunk”), our wholly owned subsidiary, was engaged in the acquisition and exploration of mineral properties business in the State of Alaska. We are in the exploration phase of operations and have not generated any revenues from operations.

Our current business

We are engaged in the acquisition and exploration of mineral properties in the States of Arizona and the Southwest USA. Claims in the State of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are described below.

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

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. We have not found any mineral resources in commercially exploitable quantities.

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

Our North Pipes claims are federal lode mining claims located on U.S. federal lands and administered by the Department of Interior, Bureau of Land Management (the “BLM”). In 2012, the U.S. Secretary of the Interior withdrew federal lands from locatable mineral exploration and mining North of the Grand Canyon along the Utah border in Arizona, the so-called “Arizona Strip,” for 20 years. Nearly 1 million acres of land managed by the BLM and the Forest Service are subject to the moratorium. However, the moratorium permits existing claims and mines to continue as before, including our North Pipes lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals of $1,705 for the period from September 1, 2017 to September 1, 2018 have been paid. The rentals due by September 1, 2018 for the period from September 1, 2018 through September 1, 2019 of $1,705 have not been paid yet, however, we plan to pay these fees prior to the due date.

We are required to pay annual rentals for our federal lode mining claims for our East Silverbell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rentals of $4,030 for the period from September 1, 2017 to September 1, 2018 have been paid. The annual rentals due by September 1, 2018 of $4,030 are required to maintain the East Silverbell claims are for the period from September 1, 2018 through September 1, 2019 have not been paid yet, however, we plan to pay these fees prior to the due date. There is no requirement for annual assessment or exploration work on the federal lode mining claims. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals due by September 1, 2018 for the period from September 1, 2018 through September 1, 2019 of $14,725 have not been paid yet, however, we plan to pay these fees prior to the due date.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th for our Hay Mountain permits. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 2,966.88 acres at our Tombstone project. We plan to pay rental fees for our AZ MEP’s before September 29, 2018 in the amount of $3,500. Required minimum work expenditures for the period ending September 29, 2018 is $29,668.

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

Our competition in the mining industry includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable because investors may choose to invest in our competitors instead of investing in us. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. Our success will be largely dependent on our ability to hire and retain highly qualified personnel. These individuals are in high demand and we may not be able to attract the personnel we need. We may not be able to afford the high salaries and fees demanded by qualified personnel or may lose such employees after they are hired. If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed down or suspended.

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

We had cash and cash equivalents in the amount of $36,086 and negative working capital of $1,498,869 as of January 31, 2018. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

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

Our independent registered public accounting firm, MaloneBailey, LLP, stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2018 that since we have suffered recurring losses from operations, requires additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 6,250,000,000 shares of common stock, $0.00001 par value per share. As of May 15, 2018, there were 2,583,191,587 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

The sale of our stock under the convertible notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity for companies that are quoted on the OTC Pink market tier has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. Regardless of our activities, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more, which may cause other stockholders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common shares will likely decline.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2018.

North Pipes:

We hold a 100% interest in 11 (unpatented) federal lode mining claims strategically placed on the Arizona Strip. The 11 unpatented federal lode mining claims with an area of 227.7 acres include breccia pipe targets (“Pipes”). Breccia pipes are cylindrical formations in the earth’s crust sometimes identified by a surface depression, or surface bump or no visible surface expression at all and contain a high concentration of fragmented rock “breccia” sometimes cemented by uranium and other minerals. We plan to ascertain whether our North Pipes claims possess commercially viable deposits of uranium. Due to the moratorium of location of lode mining claims on the Arizona Strip and the low price of U3O8 we have no current exploration plans and will not until the uranium price increases and the moratorium expires in about 15 years. We intend to hold a strategic position until such time that it is economically feasible to mount a new drilling program. We want to take advantage of more than a million dollars of exploration data which was acquired by Liberty Star when uranium prices were higher and before the moratorium was instituted.

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

Geophysics: We have completed PEM (Pulse Electro-magnetic) geophysical surveys on some of our NPSP claims. Two types of PEM surveys were conducted in 2007: (i) Downhole PEM and (ii) In-Loop PEM. We have also used CSAMT and NSAMT (Controlled and Natural Source Audio-range Magneto Tellurics), run on the ground and executed by Zonge Engineering of Tucson AZ. A survey was also completed on an approximately six square mile area by VTEM helicopter borne electromagnetic survey along right angle crossing grid lines spaced 100 meters apart, which was performed by Geotech of Aurora, Ontario, Canada. Significant anomalies resulted from this survey. Preliminary drilling on one of Liberty Star’s anomalies intersected strong breccia, alteration and pyrite mineralization. The holes did not penetrate down to the elevation where uranium mineralization would be expected but are targets for future work. As of this date we have not developed any uranium resources on the Arizona Strip.

Stereoscopic geologic color air photo interpretation (photo-geology): Stereoscopic geologic interpretation of 1:24,000 (1 inch = 2,000 feet) high resolution color air photographs were contracted for and completed by Dr. Karen Wenrich and Edward Ulmer, a Registered Professional Geologist. Dr. Wenrich worked on the Arizona Strip uranium bearing breccia pipes almost exclusively during her twenty-three-year tenure with the United States Geological Survey from which she is now retired. During this period of study, she authored many professional papers on breccia pipes of the Grant Canyon area and is considered a foremost expert on them. Mr. Ulmer worked on the Arizona Strip in the mid to late 1970s working on both imagery interpretation and surface geology.

Geologic field mapping on the surface: Geological field mapping was conducted in the fall of 2005 through 2007 by our staff geologists as well as contracted geologists. Approximately 180 of the breccia pipe target areas have been mapped in detail 1:5,000 (1 inch = 417 feet). Several detailed measured stratigraphic sections have also been completed.

Geochemical sampling: A comprehensive soil geochemical survey was completed in 2007. We have collected approximately 14,000 soil samples over all identifiable breccia pipes, both those with known ore and those that are yet to be proven by drilling. A strict chain of custody procedures was followed and quality assurance/quality control (QA/QC) samples were inserted regularly into the sample stream. The samples were assayed for 63 elements. Assay analyses were conducted by a Certified Assay Lab, Acme Analytical Laboratories of Vancouver, British Columbia, Canada. We believe that these samples allow us to identify potential uranium bearing breccia pipes versus barren or non-uranium bearing breccia pipes.

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

Beginning in 2006, Certified Professional Geologist Dr. Karen Wenrich and a dozen other well-regarded geoscientists engaged in an exploratory program centering on the region’s breccia pipes. By the time Dr. Wenrich came to work on the North Pipes project, she had 27 years with the USGS working on breccia pipe research and was a member of a Nobel Peace Prize winning team of UN atomic science specialists. The Liberty Star team worked with high resolution color aerial photographs and other reconnaissance covering approximately 2,000 square miles to format geological maps of the terrain. In addition to geology, geophysics gamma ray spectroscopy, approximately 14,000 soil samples were collected and analyzed by a certified lab for 63 elements. These were located precisely as they were collected using GPS. The results were compiled and plotted using GIS software, and various contouring and interpretation techniques. Expenses included food and lodging and a daily commute of approximately 100 miles. Road conditions were extreme and resulted in vehicle expenses of approximately $2.00 per mile. Various contractors were used in claim staking, and other contract work in sample collection. Helicopters and light planes were used for various transportation tasks. Home office support also involved permanent and contract support.

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

Currently there are no planned costs for the North Pipes Super Project unless commodity prices, specifically for uranium, increase sufficiently to make exploration financially tenable. The Moratorium on acquiring any additional land has also negatively affected the current investment climate for such work. However, we have a letter agreement with Mr. Andrew Mueller to option our existing claims North Pipes claims to him for mining using his vertical bore technology. He believes this will make the Pipes exploitable.

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

We hold 29 unpatented standard federal lode mining claims with an area of 604 acres located due east and southeast of the town of Tombstone, Arizona which defines the Walnut Creek Project

The Hay Mountain Project is located 6.5 miles southeast of Tombstone where we hold 7 Arizona State Mineral Exploration Permits (MEPs) covering (2966,.88 acres) or 4.63 square miles.; Access is by Hwy 89, Davis Rd. and Wild West road.

On April 29, 2008 Liberty Star announced that it had leased, with an option to purchase, three properties from JABA (US) Inc. in Arizona and Nevada, USA. Liberty Star President James A. Briscoe controls JABA (US) INC and the estate of Dr. J. M. Guilbert (deceased), former Director of the Company, holds a small stock position as well.   The properties in Arizona are part of the Tombstone Walnut Creek project, at Tombstone and the East Silverbell project.

A 26 lode claim block at East Silverbell also belonging to JABA (US) Inc. lies adjunct to ASARCO patented mining claims of the Silverbell mine, in Pima County about 40 miles NW of Tucson AZ.

In Clark County Nevada, JABA (US) Inc. held title to the Providence patented claim immediately adjacent to the Montgomery Shoshone open pit silver gold mine, within the Beatty mining district. The Option covering the property in Nevada was sold in October, 2008 to NPX Metals. Proceeds from that sale were loaned immediately back to Liberty Star by Mr. Briscoe, with the understanding this would be repaid to JABA (US) Inc.

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
7State MEP’s- 2966.88 acres

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

JABA Optioned Properties
East Silverbell-AZ Claims
ESB 180-191
ESB 193
ESB 195
ESB 238
ESB 240
ESB 242-245
ESB 247-251
ESB 301
26 ESB Claims- 536.03 acres

Located approximately 30 miles northwest of Tucson, Arizona, 18 miles from the Avra Valley road off ramp and then 18 miles west, just north of that road on dirt roads (accessible with a 2-wheel drive vehicle), the claims currently are within the Ironwood Forest National Monument, which was created after the claims were staked, underwent detailed geochem and geophysical studies and drilled with numerous drill holes revealing a mineralized body. We plan to ascertain whether the East Silverbell claims possess commercially viable deposits of copper. Due to difficulty of doing work on the Ironwood Forest National Monument, which was created after drill definition of a mineral body on our claims, we are negotiating with an adjacent fee-simple, land-owner on which half of the mineral zone lies, to explore in detail to develop a viable ore body.

The East Silverbell claims are undeveloped. The ESB block of claims were staked circa 1994 about five miles east of the ASARCO Solvent-Extraction-Electro-Winning (SXEW) plant. The East Silverbell claims are directly adjacent and contiguous to the ASARCO Patented (fee simple) lands. Circa 1994 JABA (US) Inc. compiled geophysics –consisting of existing, widely spaced airborne magnetics, collected soil and vegetation geochemical samples, performed detailed photo interpretation from high resolution color aerial photography, mapped surface geology, breccia pipes and performed detailed mapping and interpretation of leached capping and performed very closely spaced man borne magnetic surveys over alteration and projection of the edge of the Silverbell caldera and associated mineral belt that includes the Silverbell porphyry copper mines that could be seen on the color air photos. The surface magnetic survey was interpreted by geophysicist Edward DeRidder, who pointed out a magnetic low that he interpreted as a porphyry copper magnetic low. Subsequently, north-south Induced Polarization (IP) lines were run and interpreted by Zonge Engineering, to show a sulfide response at 900 to 1,000 feet below the surface. All of this data was plotted in 3D images showing overlapping and mutually reinforcing geochemical, ground magnetic and IP geophysics, and geologic- alteration mapped anomalies. Half of this responsive area lies on the adjacent ASARCO ground and half lies on JABA (US) ground. Subsequent to these studies, the ground was lease-optioned to Valarie Gold Exploration Inc., (Valarie) a Canadian exploration company. They drilled 6 holes to a predetermined depth of 600 feet, using a rotary drill and recovered drill chips, sampled at 5-foot intervals. The drilling penetrated and recovered classic chalcocite leached capping typical of that material occurring over ore bodies in the Silverbell mines of North Silverbell, El Tiro and Oxide open pit mines. Geochemical assays of the cuttings showed three to four relict ghost copper enriched zones to the final arbitrary depth of six hundred feet. These holes did not penetrate the leached chalcocite capping rock and did not enter sulfides. Valarie relinquished their lease. Later Kennecott Copper Corp. optioned the claims and drilled three rotary drill holes. Of these holes two twisted off the drill bits at shallow depth and had to be abandoned while in the leached chalcocite capping. One hole penetrated to a depth of 1,000 feet but poor sampling procedures negated any meaningful data from this hole, when primary samples were irretrievably lost. These two drill attempts were predictably not successful but geochemistry from the Valarie drill holes did show shadow geochemical copper enrichment indicating chalcocite enrichment in the sulfide blanket below and the Kennecott effort did recover some chalcocite (enriched copper sulfide) circa 1998 the Ironwood Forrest National Monument was created over JABA(US) Inc.’s valid mining claims. The surface of these claims cannot be used to extract the copper mineral body below by the open pit mining method. Since half of the geophysically, geochemically, geologically, alteration indicated mineral body is located on ASARCO patented land and because the ASARCO SXEW plant is only five miles to the west, it is believed that this mineral body can be extracted from the ASARCO property by underground – in situ leach technology at some point in the future. To date we have not identified any ore reserves on the East Silverbell Project.

We have not found any mineral resources on any of our claims.

Sampling Protocols for all projects

Liberty Star trains all employees/contractors conducting sample collection by use of a handheld digital mobile device (X-ray Fluorescence Analyzer) to record accurate analysis of 31 elements including gold, silver copper, molybdenum, uranium, thorium, manganese and other elements from each in situ sample. The XRF device leads the sampler through a series of dropdown menu windows with various description capabilities and the ability to record a GPS coordinate of the location. Data from the XRF is uploaded to our computer database daily. The X-ray (XRF) identified by Mr. Briscoe about 25 years ago is now a recognized and valuable portable assay tool.

Liberty Star also uses professionally created video training to teach samplers the proper techniques of obtaining a representative sample whether it is soil, rock or vegetation and instruction on avoiding cross contamination between samples. After samples are collected they are stored in a secure location under lock and key until they are shipped via FedEx or UPS using chain of custody guidelines to a professional sample prep lab in Washoe Valley, Nevada run by Shea Clark Smith, MSc/ Geochemist. Mr. Smith prepares the samples by crushing, mixing, pulverizing and homogenizing. Then a 200-gram sample is scientifically split for shipment to a Certified Assay Laboratory of each original sample. Standards, blanks and duplicates are added to the sample stream, including such Quality Assurance Quality Control (QA/QC) every 10th assay sample is re-assayed and a blind standard is inserted every tenth sample interval, before being sent to a certified assay lab using ICP-MS analysis the samples are randomized. Once Liberty Star gets the analysis data back from the laboratory, checks for quality assurance and control are made using data from the blanks, standards and duplicates. The results are sent to Liberty Star by email and a paper copy mailed for verification and as a permanent record. The data are then de- randomized and processed for interpretation by various software programs designed for the purpose.

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

Quarter Ended	High	Low
January 31, 2018	$0.0021	$0.0011
October 31, 2017	$0.0028	$0.0012
July 31, 2017	$0.0049	$0.0018
April 30, 2017	$0.0040	$0.0013
January 31, 2017	$0.0020	$0.0011
October 31, 2016	$0.0026	$0.0017
July 31, 2016	$0.0027	$0.0019
April 30, 2016	$0.0028	$0.0021

Our transfer agent,The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of May 15, 2018, we had 2,583,191,587 shares of our common stock issued and outstanding, with 144 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing sale price for our common stock on May 10, 2018, as reported on the OTC Pink was $0.0017.

Recent Sales of Unregistered Securities

During the year ended January 31, 2018, the Company issued 24,964,736 units to investors for total proceeds of $58,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise prices ranging from of $0.0028 to $0.0053 and have a three-year term.

During the year ended January 31, 2018, a total of $261,626 of convertible notes were converted into 298,015,472 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00066 to $0.00113.

During the year ended January 31, 2018, the Company issued an aggregate of 92,609,558 shares of common stock for total proceeds of $170,334 to Tangiers Investment Group, LLC under the Investment Agreement.

During the year ended January 31, 2018, the Company issued 25,241,904 shares to third-parties for services with an aggregate fair value of approximately $57,081, including 24,242,424 shares issued to settle accounts payable of $44,000, resulting in a loss on settlement of $9,333.

During the year ended January 31, 2018, the Company issued 1,750,000 shares for the exercise of warrants with aggregate proceeds of $4,900.

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $36,086 and negative working capital of $1,498,869 as of January 31, 2018. We had cash inflows from financing activities of $681,234 for the fiscal year ended January 31, 2018. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On December 14, 2016, we entered into a convertible promissory note (the “December 2016 Note”) to Tangiers Investment Group, LLC (“Tangiers”) for a principal sum of up to $110,000, bearing interest at 12% per annum. The consideration is up to $100,000, which would produce an original issue discount of $10,000 if all the consideration is received. The lender paid $30,000 pursuant to the terms of the December 2016 Note on December 19, 2016, which resulted in the Company recording a $3,000 original issue discount. The maturity date is one year from the effective date of each payment, as well as any unpaid interest and other fees. The December 2016 Note may be convertible into shares of common stock of our company after 180 days of funding at a conversion price of 62.5% of the volume weighted average price of the Company’s common stock during the five trading days previous to the conversion. We may repay the December 2016 Note at any time before 150 days from the effective date of the December 2016 Note, or prepay at 130% of the principal from 151 to 180 days, after which we may not make any further payments on the December 2016 Note prior to the maturity date without written approval from the lender. As of January 31, 2017, we had $33,467 of principal and interest outstanding for the December 2016 Note. On June 16, 2017, Tangiers converted this note in full for 34,222,222 shares of the Company’s common stock. As of January 31, 2018, we had $0 of principal and interest outstanding for the December 2016 Note.

On February 2, 2017, the Company and Tangiers entered into Amendment #1 to the December 2016 Note (“Amendment #1”). Amendment #1 provides that, on or before February 2, 2017, Tangiers would make a payment to the Company of $77,000, which includes a 10% OID. The net proceeds of $70,000 were received on February 2, 2017. The maturity date is February 3, 2018. Also, on February 2, 2017, the Company and Tangiers entered into Amendment #2 to the December 2016 Note (“Amendment #2”). Amendment #2 provides that the conversion price under the Note is equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to Tangier’s conversion election. The default percentages of 5% and 10% of the discount of conversion price point remained the same other than reflecting the amended discount price. In addition, the provision in the Note relating to a right of first refusal was removed by Amendment #2. During the year ended January 31, 2018, Tangiers converted an aggregate of $86,240 of this note for 98,128,686 shares of the Company’s common stock. As of January 31, 2018, we had $0 of principal and interest outstanding under this note.

On April 11, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible promissory note dated April 10, 2017 (the “April 2017 Note”). The total principal under the April 2017 Note is $50,000, bears interest at 12% per annum, is due on January 10, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $53,242 of this note for 66,340,374 shares of the Company’s common stock. As of January 31, 2018, we had $0 of principal and interest outstanding under this note.

On June 20, 2017, we received proceeds of $50,000, net of a $3,000 fee, under a convertible note dated June 20, 2017 (the “June 2017 Note”). The total principal under the June 2017 Note is $53,000, bears interest at 8% per annum, is due on June 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $55,184 of this note for 53,869,646 shares of the Company’s common stock. As of January 31, 2018, we had $0 of principal and interest outstanding under this note.

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $30,000 of this note for 45,454,544 shares of the Company’s common stock. As of January 31, 2018, we had $23,090 of principal and interest outstanding under this note.

On September 15, 2017, we received proceeds of $40,000, net of a $3,000 fee, under a convertible note dated September 15, 2017 (the “September 2017 Note”). The total principal under the September 2017 Note is $43,000, bears interest at 8% per annum, is due on September 13, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of January 31, 2018, we had $44,906 of principal and interest outstanding.

On October 18, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated October 18, 2017 (the “October 2017 Note”). The total principal under the October 2017 Note is $50,000, bears interest at 12% per annum, is due on October 18, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,693 of principal and interest outstanding.

On November 22, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated November 20, 2017 (the “November 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on November 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,184 of principal and interest outstanding.

On December 21, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated December 20, 2017 (the “December 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on December 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $50,691 of principal and interest outstanding.

On January 25, 2018, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated January 22, 2018 (the “January 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on January 22, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $50,148 of principal and interest outstanding.

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2018 and 2017, we also entered into certain private investment agreements pursuant to which we received a total of $228,334 and $402,968 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2018

We had a net loss of $992,799 for the fiscal year ended January 31, 2018 compared to net loss of $1,496,550 for the fiscal year ended January 31, 2017. Net loss decreased by $503,751 due primarily to a decrease in geological and geophysical costs of $30,016 due to decreased survey and land research, a decrease in public relations expense of $70,518 due to a decrease in investor conferences attended, and a decrease in loss on change in fair value of derivative liability of $325,236 due to a decrease in convertible notes and the related derivative liability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2018 reflect financial information for the fiscal years ended January 31, 2018 and 2017.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2018 and 2017. Our accumulated deficit at January 31, 2018, was approximately $55 million and the net loss from operations for the fiscal year ended January 31, 2018 was $699,492. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2018. Our total stockholders’ deficit at January 31, 2018 was $1,494,780.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. and its subsidiaries (collectively, the “Company”) as of January 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

May 15, 2018

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2018	January 31, 2017

Assets

Current:
Cash and cash equivalents	$36,086	$5,042
Prepaid expenses	14,220	3,710
Total current assets	50,306	8,752

Property and equipment, net	4,089	8,466
Total assets	$54,395	$17,218

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$399,121	$443,837
Accounts payable to related party	34,798	34,798
Accrued wages to related parties	684,574	610,695
Convertible promissory note, net of debt discount of $9,716 and $2,646	261,996	30,821
Derivative liability	168,686	-
Total current liabilities	1,549,175	1,120,151

Total liabilities	1,549,175	1,120,151

Commitments and Contingencies (Note 13)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 2,446,425,982 and 2,003,844,312 shares issued and outstanding	24,464	20,038
Stock subscription receivable	(55,673)	(55,673)
Additional paid-in capital	53,674,104	53,077,578
Accumulated deficit	(55,137,675)	(54,144,876)
Total stockholders’ deficit	(1,494,780)	(1,102,933)

Total liabilities and stockholders’ deficit	$54,395	$17,218

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	January 31,
	2018	2017
Revenues	$-	$-
Expenses:
Geological and geophysical costs	54,124	84,140
Salaries and benefits	310,141	331,913
Public relations	26,028	96,546
Depreciation	4,377	5,666
Legal	59,080	80,068
Professional services	83,290	83,124
General and administrative	149,956	192,657
Travel	12,496	8,598
Net operating expenses	699,492	882,712
Loss from operations	(699,492)	(882,712)

Other income (expense):
Interest expense	(320,567)	(325,195)
Loss on settlement of accounts payable	(9,333)	-
Gain (loss) on change in fair value of derivative liability	36,593	(288,643)
Total other expense	(293,307)	(613,838)
Net loss	(992,799)	$(1,496,550)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	2,164,394,190	1,875,491,709

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Stock	Additional		Total
	Common stock		subscription	paid-in	Accumulated	stockholders’
	Shares	Amount	receivable	capital	deficit	(deficit)

Balance, January 31, 2016	1,568,937,905	15,689	(55,673)	51,708,117	(52,648,326)	(980,193)
Issuance of common stock and warrants in private placement, net	76,220,079	762	-	222,915	-	223,677
Issuance of common shares for cash pursuant to investment agreement	110,098,238	1,101	-	178,190	-	179,291
Shares issued in exchange for services	32,519,915	325	-	66,971	-	67,296
Shares issued for conversion of notes	216,068,175	2,161	-	274,288	-	276,449
Resolution of derivative liabilities due to debt conversions	-	-	-	279,112	-	279,112
Warrants reclassified to equity	-	-	-	272,637	-	272,637
Warrants issued for services	-	-	-	540	-	540
Stock based compensation	-	-	-	74,808	-	74,808
Net loss for the year ended January 31, 2017	-	-	-	-	(1,496,550)	(1,496,550)
Balance, January 31, 2017	2,003,844,312	20,038	(55,673)	53,077,578	(54,144,876)	(1,102,933)
Issuance of common stock and warrants in private placement, net	24,964,736	250	-	57,750	-	58,000
Issuance of common shares for cash pursuant to investment agreement	92,609,558	926	-	169,408	-	170,334
Shares issued in exchange for services and accounts payable	25,241,904	252	-	56,829	-	57,081
Shares issued for conversion of notes	298,015,472	2,980	-	258,646	-	261,626
Resolution of derivative liabilities due to debt conversions	-	-	-	293,018	-	293,018
Reclass of APIC to derivative liabilities for warrants being tainted	-	-	-	(250,998)	-	(250,998)
Exercise of common stock purchase warrants	1,750,000	18	-	4,882	-	4,900
Stock based compensation	-	-	-	6,991	-	6,991
Net loss for the year ended January 31, 2018	-	-	-	-	(992,799)	(992,799)
Balance, January 31, 2018	2,446,425,982	24,464	(55,673)	53,674,104	(55,137,675)	(1,494,780)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	January 31
	2018	2017

Cash flows from operating activities:
Net loss	$(992,799)	$(1,496,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,377	5,666
Amortization of debt discount	265,229	276,437
Loss on settlement of accounts payable	9,333	-
(Gain) loss on change in fair value of derivative liabilities	(36,593)	288,643
Share-based compensation	6,991	74,808
Common shares issued for third party services	3,748	67,296
Warrants issued for third party services	-	540
Changes in assets and liabilities:
Prepaid expenses	(10,510)	73,403
Other current assets	-	1,152
Accounts payable and accrued expenses	(716)	58,325
Accounts payable to related party	-	(1,152)
Accrued wages related parties	73,879	122,117
Accrued interest	26,871	23,414
Cash flows used in operating activities:	(650,190)	(505,901)

Cash flows from financing activities:
Payments on long-term debt	-	(561)
Principal activity on convertible promissory notes	448,000	108,000
Proceeds from the issuance of common stock, net of expenses	228,334	402,968
Proceeds from exercise of warrants	4,900	-
Net cash provided by financing activities	681,234	510,407

Increase in cash and cash equivalents	31,044	4,506
Cash and cash equivalents, beginning of period	5,042	536
Cash and cash equivalents, end of period	$36,086	$5,042

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$25,699	$25,345
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$293,018	$279,112
Warrants reclassed to derivative liabilities	$250,998	$272,637
Debt discounts due to derivative liabilities	$247,299	$259,813
Common stock issued for conversion of debt and interest	$261,626	$276,449
Shares issuance for settlement of accounts payable	$44,000	$-

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Until 2016 Big Chunk was engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. We have not generated any revenues from operations.

NOTE 2 – Summary of significant accounting policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements. The significant accounting policies adopted by the Company are as follows:

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2018 and 2017, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

The valuation of the derivative liability attached to the convertible debt is arrived at through the use of a Monte Carlo model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes are analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities are assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This leads to a cash flow simulation over the life of the note. A discounted cash flow for each simulation is completed and is compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2018 or 2017.

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

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for the tax year ended January 31, 2014 and prior.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended January 31, 2018 and 2017, the following number of potentially dilutive shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Year Ended January 31,
	2018	2017

Stock options outstanding	91,308,750	98,846,250
Warrants	141,414,489	130,682,120
Shares to be issued upon conversion of notes payable	36,041,322	-

Total	268,764,561	229,528,370

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five- step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of this standard.

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

In March 2016, FASB issued (“ASU”) 2016-09, Compensation – Stock Compensation – Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”). This guidance is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual periods. The Company is currently assessing the impact of this ASU on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update applies to all entities that are required to present a statement of cash flows under Topic 230. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not currently expect ASU 2016-15 to have a material effect on its consolidated financial statements and disclosures upon adoption.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04)”. Under the amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The same impairment test will therefore apply to all reporting units, and an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. SEC filers are required to adopt the new standard for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company does not currently expect ASU 2017-04 to have a material effect on its consolidated financial statements and disclosures upon adoption.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This update applies to any entity that changes the terms or conditions of a stock-based payment award. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not currently expect ASU 2017-09 to have a material effect on its consolidated financial statements and disclosures upon adoption.

In July 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not currently expect ASU 2017-11 to have a material effect on its consolidated financial statements and disclosures upon adoption.

NOTE 3 – Going concern

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

The Company has incurred losses from operations, has a working capital deficit and requires additional funds for further exploratory activity and to maintain its claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financings, debt financings or joint venture agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – Mineral claims

At January 31, 2018, we held a 100% interest in 11 standard federal lode mining claims on the Colorado Plateau Province of Northern Arizona (the “North Pipes Claims”).

At January 31, 2018, we held a 100% interest in 95 standard federal lode mining claims located in the Tombstone region of Arizona. 29 federal lode mining claims are owned by JABA (US) Inc, an Arizona Corporation in which one of our directors, James A. Briscoe, the Company’s Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, controls JABA (US) Inc., and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well and 66 federal lode mining claims belong to Liberty Star Uranium & Metals Corp. At January 31, 2018, we held Arizona State Land Department Mineral Exploration Permits covering 2,966.88 acres in the Tombstone region of Arizona.

At January 31, 2018, we held an option to explore 26 standard federal lode mining claims located in the East Silverbell region of northwest Tucson, Arizona. The mineral claims are owned by JABA (US) Inc., an Arizona Corporation in which one of our directors, James A. Briscoe, the Company’s Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, is an owner. The additional owner Dr. John Guilbert is now deceased and his ownership is part of his estate.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2018.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2018	January 31, 2017
Geology Equipment (3 to 7 years)	$264,734	$264,734
Vehicles and transportation equipment (5 years)	44,284	44,284
Office furniture and equipment (3 to 7 years)	85,363	85,363
	394,381	394,381
Less: accumulated depreciation and amortization	(390,292)	(385,915)
	$4,089	$8,466

Depreciation expense was $4,377 and $5,666 for the years ended January 31, 2018 and 2017, respectively.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2018	January 31, 2017

12% convertible note payable issued December 2016, due December 2017	$-	$33,467
12% convertible note payable issued July 2017, due April 2018	23,090	-
8% convertible note payable issued September 2017, due September 2018	44,906	-
12% convertible note payable issued October 2017, due October 2018	51,693	-
12% convertible note payable issued November 2017, due November 2018	51,184	-
12% convertible note payable issued December 2017, due December 2018	50,691	-
12% convertible note payable issued January 2018, due January 2019	50,148	-
	271,712	33,467
Less debt discount	(9,716)	(2,646)
Less current portion of convertible notes	(261,996)	(30,821)
Long-term convertible notes payable	$-	$-

On December 14, 2016, we entered into a convertible promissory note (the “December 2016 Note”) to Tangiers Investment Group, LLC (“Tangiers”) for a principal sum of up to $110,000, bearing interest at 12% per annum. The consideration is up to $100,000, which would produce an original issue discount of $10,000 if all the consideration is received. The lender paid $30,000 pursuant to the terms of the December 2016 Note on December 19, 2016, which resulted in the Company recording a $3,000 original issue discount. The maturity date is one year from the effective date of each payment, as well as any unpaid interest and other fees. The December 2016 Note may be convertible into shares of common stock of our company after 180 days of funding at a conversion price of 62.5% of the volume weighted average price of the Company’s common stock during the five trading days previous to the conversion. We may repay the December 2016 Note at any time before 150 days from the effective date of the December 2016 Note, or prepay at 130% of the principal from 151 to 180 days, after which we may not make any further payments on the December 2016 Note prior to the maturity date without written approval from the lender. As of January 31, 2017, we had $33,467 of principal and interest outstanding for the December 2016 Note. On June 16, 2017, Tangiers converted this note in full for 34,222,222 shares of the Company’s common stock. As of January 31, 2018, we had $0 of principal and interest outstanding for the December 2016 Note.

On February 2, 2017, the Company and Tangiers entered into Amendment #1 to the December 2016 Note (“Amendment #1”). Amendment #1 provides that, on or before February 2, 2017, Tangiers would make a payment to the Company of $77,000, which includes a 10% OID. The net proceeds of $70,000 were received on February 2, 2017. The maturity date is February 3, 2018. Also, on February 2, 2017, the Company and Tangiers entered into Amendment #2 to the December 2016 Note (“Amendment #2”). Amendment #2 provides that the conversion price under the Note is equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to Tangier’s conversion election. The default percentages of 5% and 10% of the discount of conversion price point remained the same other than reflecting the amended discount price. In addition, the provision in the Note relating to a right of first refusal was removed by Amendment #2. During the year ended January 31, 2018, Tangiers converted an aggregate of $86,240 of this note for 98,128,686 shares of the Company’s common stock. As of January 31, 2018, we had $0 of principal and interest outstanding under this note.

On April 11, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible promissory note dated April 10, 2017 (the “April 2017 Note”). The total principal under the April 2017 Note is $50,000, bears interest at 12% per annum, is due on January 10, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $53,242 of this note for 66,340,374 shares of the Company’s common stock. As of January 31, 2018, we had $0 of principal and interest outstanding under this note.

On June 20, 2017, we received proceeds of $50,000, net of a $3,000 fee, under a convertible note dated June 20, 2017 (the “June 2017 Note”). The total principal under the June 2017 Note is $53,000, bears interest at 8% per annum, is due on June 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $55,184 of this note for 53,869,646 shares of the Company’s common stock. As of January 31, 2018, we had $0 of principal and interest outstanding under this note.

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $30,000 of this note for 45,454,544 shares of the Company’s common stock. As of January 31, 2018, we had $23,090 of principal and interest outstanding under this note.

On September 15, 2017, we received proceeds of $40,000, net of a $3,000 fee, under a convertible note dated September 15, 2017 (the “September 2017 Note”). The total principal under the September 2017 Note is $43,000, bears interest at 8% per annum, is due on September 13, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of January 31, 2018, we had $44,906 of principal and interest outstanding.

On October 18, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated October 18, 2017 (the “October 2017 Note”). The total principal under the October 2017 Note is $50,000, bears interest at 12% per annum, is due on October 18, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,693 of principal and interest outstanding.

On November 22, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated November 20, 2017 (the “November 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on November 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,184 of principal and interest outstanding.

On December 21, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated December 20, 2017 (the “December 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on December 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $50,691 of principal and interest outstanding.

On January 25, 2018, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated January 22, 2018 (the “January 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on January 22, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $50,148 of principal and interest outstanding.

During the years ended January 31, 2018 and 2017, the Company recorded debt discounts of $247,299 and $259,813, respectively, due to the derivative liabilities, and original issue debt discounts of $25,000 and $10,800, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $265,229 and $276,437 for the years ended January 31, 2018 and 2017, respectively.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the years ended January 31, 2018 and 2017, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of January 31, 2018:

●	The stock projections are based on the historical volatilities for each date. These ranged in the 139-140% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2018 of $387,864 for newly granted and existing warrants (see note 10) that were tainted and a derivative liability of $355,057 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $107,758 and a debt discount of $247,299 which is being amortized over the remaining term of the note using the effective interest rate method and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended January 31, 2018, was $246,842. Additionally, $18,387 of original issuance cost was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 6). The remaining unamortized debt discount related to the derivative liability was $457 as of January 31, 2018. The Company recorded the change in the fair value of the derivative liability as a gain of $144,351 to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2018. The Company also recorded a reclassification from derivative liability to equity of $136,866 for warrants becoming untainted and $293,018 due to the conversions of a portion of the Company’s convertible notes.

Since no convertible note was convertible as of January 31, 2017, no derivative liability remained as of that date.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2018	2017
Beginning balance	$-	$3,293
Total (gains) losses	(36,593)	288,643
Settlements	(293,018)	(551,749)
Additions	498,297	259,813
Ending balance	$168,686	$-

Change in unrealized (gains) losses included in earnings relating to derivatives as of January 31, 2018 and 2017	$(36,593)	$288,643

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

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2018.

Common Stock Issued During the Year Ended January 31, 2017

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

Common Stock Issued During the Year Ended January 31, 2018

During the year ended January 31, 2018, the Company issued 24,964,736 units to investors for total proceeds of $58,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise prices ranging from of $0.0028 to $0.0053 and have a three-year term.

During the year ended January 31, 2018, a total of $261,626 of convertible notes were converted into 298,015,472 shares of the Company’s common stock. The conversions occurred on multiple dates with conversion prices ranging from $0.00066 to $0.00113.

During the year ended January 31, 2018, the Company issued an aggregate of 92,609,558 shares of common stock for total proceeds of $170,334 to Tangiers Investment Group, LLC under the Investment Agreement.

During the year ended January 31, 2018, the Company issued 25,241,904 shares to third-parties for services with an aggregate fair value of approximately $57,081, including 24,242,424 shares issued to settle accounts payable of $44,000, resulting in a loss on settlement of $9,333.

During the year ended January 31, 2018, the Company issued 1,750,000 shares for the exercise of warrants with aggregate proceeds of $4,900.

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2018 and 2017 are 7,500,000 and 0, respectively. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2018 and 2017 are 112,500 and 75,000, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2018 and 2017 are 41,250 and 41,250.

In September 2013, there were 7,423,624 stock options granted at an exercise price of $0.0257 per share, exercisable until September 5, 2023 with a fair value net of forfeitures at grant date of $210,300. The options granted were 100% vested for directors and shall vest in 25% immediately and 25% over four years increments on a yearly basis over the next four years for employees. In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on our historical volatility. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Remaining stock option expense to be recognized in future periods related to the award is $0 as of January 31, 2018.

During the year ended January 31, 2017, the Company granted 1,951,376 incentive stock options to employees and directors previously reserved under the Company’s stock option plans with an exercise price of $0.0257. The options all fully vested by September 2016 and expire in September 2023. The Company did not issue incentive stock options during the year ended January 31, 2018.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2018 and 2016. Incentive stock options to employees and directors outstanding at January 31, 2018 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2016	85,421,374	$0.042	4.81	$-

Granted	12,081,326	0.007
Cancelled	(110,250)	2.872
Exercised	-	-
Outstanding, January 31, 2017	97,392,450	$0.034	4.48	$-

Granted	-	-
Cancelled and/or forfeited	(7,537,500)	0.042
Exercised	-	-
Outstanding, January 31, 2018	89,854,950	$0.034	3.56	$-

Exercisable, January 31, 2018	89,854,950	$0.034	3.56	$-

The aggregate intrinsic value is calculated based on the stock price of $0.0020 and $0.0016 per share as of January 31, 2018 and 2017, respectively.

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

		Expected		Risk-free
	Expected	dividend	Expected	interest	Forfeiture
Grant date	volatility	yield	term	rate	rate
June 10, 2016	142%	0%	5 years	0.87%	0%
August 11, 2016	143%	0%	5 years	1.30%	0%

Share-based compensation expense is reported in our consolidated statements of operations as follows:

	January 31, 2018	January 31, 2017
Geological and geophysical costs	$2,947	$4,882
Salaries and benefits	2,947	66,964
Investor relations	1,097	1,834
General and administrative	-	1,128
	$6,991	$74,808

At January 31, 2018, there was $0 of unrecognized share-based compensation for all share-based awards outstanding.

Non-qualified stock options to non-employee consultants and vendors outstanding as of January 31, 2018 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2016	863,500	$0.316	2.23	$-
Granted	1,421,300	0.003
Expired	(831,000)	0.304
Outstanding, January 31, 2017	1,453,800	$0.017	2.66	$-
Granted	-	-
Expired	-	-
Outstanding, January 31, 2018	1,453,800	$0.017	1.66	$-

Exercisable, January 31, 2018	1,453,800	$0.017	1.66	$-

The aggregate intrinsic value is calculated based on the stock price of $0.0020 and $0.0016 per share for the years ended January 31, 2018 and 2016, respectively.

During the years ended January 31, 2018 and 2017, we recognized $6,991 and $74,808 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 10 – Warrants

As of January 31, 2018, there were 141,414,489 whole share purchase warrants outstanding and exercisable. The warrants have a three-year term, a weighted average remaining life of 2.52 years and a weighted average exercise price of $0.006 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2018 and 2017 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share

Outstanding, January 31, 2016	98,731,285	$0.008
Issued	39,425,829	0.003
Expired	(7,474,994)	0.020
Exercised	-	-

Outstanding, January 31, 2017	130,682,120	$0.006
Issued	12,482,369	0.003
Expired	-	-
Exercised	(1,750,000)	0.003
Outstanding, January 31, 2018	141,414,489	0.006

Exercisable, January 31, 2018	141,414,489	0.006

The weighted average intrinsic value for warrants outstanding was $0 as of January 31, 2018 and 2017.

On May 31, 2016, the Company extended the expiration date of all 93,887,870 warrants issued between May 1, 2013 and May 1, 2016 for an additional three years at their original exercise prices ranging from $0.0021 to $0.0324. These warrants included 43,156,160 warrants purchased by officers and directors at their original exercise prices ranging from $0.0021 to $0.0207.

NOTE 11 – Income taxes

As of January 31, our deferred tax asset is as follows:

	January 31, 2018	January 31, 2017
Deferred Tax Assets	$6,258,000	$9,883,000
Less Valuation Allowance	(6,258,000)	(9,883,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The decrease in the valuation allowance of $3,625,000 is primarily the result of the change in corporate tax rate from 35% to 21% (see below) for the year ended January 31, 2018. The increase of $492,000 during the year ended January 31, 2017 primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2018, our estimated net operating loss carry-forward is approximately $30 million and expires beginning in 2026 through 2038.

We have identified our federal and Arizona state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are the tax years ended January 31, 2015 through January 31, 2018. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and requires the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of January 31, 2018.

NOTE 12 – Related party transactions

We were a party to the following transactions with related parties during the year ended January 31, 2018:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO, CFO and President, on a month-to-month basis for $522 per month. The total rent expense related to this office was $6,264 for the year ended January 31, 2018. No amount was due as of January 31, 2018.

At January 31, 2018, we had a balance of accrued unpaid wages of $668,949 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We have an option to explore 26 standard federal lode mining claims at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James A. Briscoe, the Company’s Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We are required to pay annual rentals to maintain the claims in good standing. We paid $8,525 in rental fees to maintain these mineral claims during the year ended January 31, 2018. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

At January 31, 2018, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

We were a party to the following transactions with related parties during the year ended January 31, 2017:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, & President on a month-to-month basis for $522 per month. The total rent expense related to this office was $6,264 for the year ended January 31, 2018. No amount was due as of January 31, 2017.

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

On October 11, 2016, the Company issued 6,879,950 stock options to Jim Briscoe, our Chairman of the Board, CEO ,CFO & President, at an exercise price of $0.003. The options vested immediately and have a 10-year term.

We have an option to explore 26 standard federal lode mining claims at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA (US) Inc., an Arizona corporation in which one of our directors is an owner, and the estate of a former director now deceased has a small holding. We are required to pay annual rentals to maintain the claims in good standing. We paid $27,494 in rental fees to maintain the mineral claims during the year ended January 31, 2017. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA (US) Inc. director.

At January 31, 2017, we had accounts payable to JABA (US) Inc. of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

NOTE 13 – Commitments and Contingencies

We are required to pay annual rentals for our federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals of $1,705 for the period from September 1, 2017 to September 1, 2018 have been paid. The rentals due by September 1, 2018 for the period from September 1, 2018 through September 1, 2019 of $1,705 have not been paid.

We are required to pay annual rentals for our federal lode mining claims for our East Silverbell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rentals of $4,030 for the period from September 1, 2017 to September 1, 2018 have been paid. The annual rentals due by September 1, 2018 of $4,030 are required to maintain the East Silverbell claims are for the period from September 1, 2018 through September 1, 2019 have not been paid. There is no requirement for annual assessment or exploration work on the federal lode mining claims. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals due by September 1, 2018 for the period from September 1, 2018 through September 1, 2019 of $14,725 have not been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on September 30th through the following September 29th for our Hay Mountain permits. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 2,966.88 acres at our Tombstone project. We plan to pay rental fees for our AZ MEP’s before September 29, 2018 in the amount of $3,500. Required minimum work expenditures for the period ending September 29, 2018 is $29,668.

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018.

NOTE 14 – Fair value of financial instruments

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at January 31, 2018	$168,686	-	-	$168,686
Warrant and convertible note derivative liability at January 31, 2017	$-	-	-	$-

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

NOTE 15 – Subsequent events

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note. The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the market price of the Company’s common stock during the 10 trading days prior to conversion.

On March 26, 2018, we received proceeds of $50,000 from the issuance of a convertible note. The note bears interest at 8%, includes OID of $3,000, matures on January 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the market price of the Company’s common stock during the 10 trading days prior to conversion.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note. The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the market price of the Company’s common stock during the 10 trading days prior to conversion.

In March and April 2018, we issued a total of 136,765,605 shares of our common stock for conversions of convertible debt totaling $88,059.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2018 due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of January 31, 2018.

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

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the SarbanesOxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the year ended January 31, 2018.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
James A. Briscoe	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	76	February 3, 2004
Keith Brill	Director	40	December 23, 2009
Peter O’Heeron	Director	54	September 6, 2012
Brett Gross	Director	58	October 20, 2014
Patricia Madaris	VP Finance	67	May 8, 2015

Business Experience

James A. Briscoe. Mr. Briscoe was appointed as our Chief Executive Officer, President and Chairman of the Board in 2004 and Chief Financial Officer in 2008. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. From 1996 to 2005, Mr. Briscoe was the Vice President of Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe is also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. He was also the President of Compania Minera JABA, S.A. de C.V. in Mexico. Compania Minera JABA, S.A. de C.V. is no longer active and is in the process of dissolution.

We believe Mr. Briscoe is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his extensive experience in the industry.

Gary Musil. Mr. Musil was appointed as one our directors in 2003 and as our corporate Secretary in 2003. Mr. Musil was our Chief Executive Officer and Chief Financial Officer from 2003 to 2004. Mr. Musil has more than 30 years of management and financial consulting experience. Mr. Musil has served as an officer and director on numerous public mining companies since 1988. This experience has resulted in his overseeing exploration projects in Peru, Chile, Eastern Europe (Slovak Republic), British Columbia, Ontario, Quebec and New Brunswick (Canada). Prior to this, he was employed for 15 years with Dickenson Mines Ltd. and Kam-Kotia Mines Ltd. as a controller for the producing silver/lead/zinc mine in the interior of British Columbia, Canada. Mr. Musil currently serves as an officer/director of four TSX Venture Exchange public companies in Canada. Mr. Musil has been the President, Chief Executive Officer, Chief Financial Officer and a director of International Montoro Resources Inc., a TSX Venture company and a reporting issuer in Canada, since 1999. Mr. Musil has been the chief financial officer and secretary and a director of Belmont Resources Inc., a TSX Venture company and a reporting issuer in Canada, since 1992. Mr. Musil has been the chief financial officer and a director of Megastar Development Corp, a TSX Venture company and a reporting issuer in Canada, since 2006. Mr. Musil has been the Chief Financial Officer and secretary of Highbank Resources Ltd., a TSX Venture company and a reporting issuer in Canada, since 1988. Gary Musil stepped down as a Board Director for Liberty Star Uranium & Metals in 2017.

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

Patricia Madaris. Ms. Madaris has served as our VP Finance since May 2015. Prior to that time, Ms. Madaris served as the Executive Assistant to our CEO and Board of Directors since 2011. Since beginning her work at our company, she has proven to be beneficial in facilitating many areas of our public company, working to engage, negotiate, and close financings, and overseeing and working actively in financial reporting, and projected budgeting for ongoing operations. She has also worked as an accountant/manager for corporations in Arizona, Florida, and California since 2005. Ms. Madaris has a Bachelor’s of Science Degree from Indiana Wesleyan University, graduating Summa Cum Laude. Ms. Madaris also holds an MBA graduating with highest honors in February 2017.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held three formal meetings during the fiscal year ended January 31, 2018.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2018. Shareholders may contact our President, James A. Briscoe, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2018 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2018, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2018, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except that Mr. O’Heeron failed to complete filing one Form 4 with respect to one transaction.

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

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2018 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
James A. Briscoe, Chief Executive Officer,	2018	148,000	0	0	0	0	0	0	$148,000
Chief Financial Officer and President	2017	148,000	0	0	13,915	0	0	0	$161,915

(1)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James A. Briscoe	52,500,000	0	0	$0.038	8/10/2020	0	0	0	0
	75,000	0	0	$0.880	5/21/2018	0	0	0	0
	6,879,950	0	0	$0.003	10/11/2026	0	0	0	0

COMPENSATION PLANS

As of January 31, 2018, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

A total of 0 and 13,502,626 options were granted during the fiscal years ended January 31, 2018 and 2017, respectively.

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

No compensation was paid to or earned by any director in his capacity as a director, during the fiscal year ended January 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on May 1, 2018 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 2,583,191,587 shares of common stock issued and outstanding as of May 15, 2018, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
James A. Briscoe	67,288,274	(2)	2.54%
Estate of John Guilbert (deceased)	15,032,500	(3)	*
Keith Brill	2,500,000	(3)	*
Peter O’Heeron	9,349,606	(4)	*
Brett Gross	74,858,600	(5)	2.85%
Patricia Madaris	2,250,000	(3)	*

Directors and Executive Officers as a Group (7 persons)	171,278,980		6.32%

(1)	Based on 2,583,191,587 shares of common stock issued and outstanding as of May 15, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes: (i) 59,454,950 incentive stock options that are currently exercisable, (ii) 2,822,912 common stock purchase warrants that are currently exercisable, and (iii) 2,187,500 shares held by Alaska Star Minerals LLC, which is wholly owned by Mr. Briscoe.

(3)	This amount represents incentive & non-qualified stock options that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 5,542,973 incentive stock options and 677,507 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(5)	This amount includes 39,655,742 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2018, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	91,308,750	$0.033	-
Equity Compensation Plans Not Approved by Security Holders	-	N/A	-
Total	91,308,750	$0.033	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at yearend for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities; and

(c)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

Our board of directors consists of the four directors: James A. Briscoe, Keith Brill, Peter O’Heeron and Brett Gross. Our common stock is quoted on the OTC Pink tier operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors consisting of Keith Brill, Peter O’Heeron and Brett Gross.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended January 31, 2018 and 2017.

	Fiscal Year Ended January 31,
	2018	2017
Audit Fees	$33,320	$34,000
Audit-Related Fees	-	1,320
Tax Fees	-	-
All Other Fees	-	-
Total	$33,320	$35,320

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB , filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017).
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017).
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017).
10.18	12% Convertible Promissory Note issued to JSJ Investments Inc. dated April 10, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017).
10.19	Securities Purchase Agreement dated June 7, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 26, 2017).
10.20	Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017).
10.21	12% Convertible Promissory Note issued to JSJ Investments Inc. dated July 26, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on August 1, 2017).
10.22	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 21, 2017).
10.23	Securities Purchase Agreement dated as of September 13, 2017, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference as Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on September 21, 2017).
10.24	12% Convertible Promissory Note issued to JSJ Investments Inc. dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.25	12% Convertible Promissory Note issued to JSJ Investments Inc. dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.26	12% Convertible Promissory Note issued to JSJ Investments Inc. dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 27, 2017).
10.27	12% Convertible Promissory Note issued to JSJ Investments Inc. dated January 22, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 26, 2018).
10.28	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.29	Securities Purchase Agreement dated as of February 23, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.30	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated March 26, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.31	Securities Purchase Agreement dated as of March 26, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.32	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.33	Securities Purchase Agreement dated as of April 25, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 15, 2018	By:	/s/ James A. Briscoe
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

Signature	Title	Date

/s/ James A. Briscoe	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board (principal executive officer, principal financial officer and principal accounting officer)	May 15, 2018
Paul Mathieson

/s/ Keith Brill	Director	May 15, 2018
Keith Brill

/s/ Brett Gross	Director	May 15, 2018
Brett Gross

/s/ Peter O’Heeron	Director	May 15, 2018
Peter O’Heeron

