Form 10-Q
period 2018-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2018-06-14
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

520-425-1433

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,583,191,587  as of June 14, 2018.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	April 30, 2018	January 31, 2018
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$43,215	$36,086
Prepaid expenses	5,882	14,220
Total current assets	49,097	50,306

Property and equipment, net	3,454	4,089
Total assets	$52,551	$54,395

Liabilities and Stockholders’ Deficit

Current:

Accounts payable and accrued liabilities	627,759	399,121
Accounts payable to related party	34,798	34,798
Accrued wages to related parties	700,574	684,574
Convertible promissory note, net of debt discount of $23,509 and $9,716	319,934	261,996
Derivative liability	189,870	168,686
Total current liabilities	1,872,935	1,549,175

Total liabilities	1,872,935	1,549,175

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 2,583,191,587 and 2,446,425,982 shares issued and outstanding	25,832	24,464
Stock subscription receivable	-	(55,673)
Additional paid-in capital	53,840,839	53,674,104
Accumulated deficit	(55,687,055)	(55,137,675)
Total stockholders’ deficit	(1,820,384)	(1,494,780)

Total liabilities and stockholders’ deficit	$52,551	$54,395

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 30,
	2018	2017
Revenues	$-	$-
Expenses:
Geological and geophysical costs	2,712	20,053
Salaries and benefits	79,213	72,834
Public relations	214,150	21,188
Depreciation	635	1,204
Legal	6,794	9,698
Professional services	14,131	25,680
General and administrative	59,102	33,557
Travel	2,796	4,973
Net operating expenses	379,533	189,187
Loss from operations	(379,533)	(189,187)

Other income (expense):
Interest expense	(103,293)	(12,478)
Loss on write off of stock subscription receivable	(55,673)	-
Gain (loss) on change in fair value of derivative liability	(10,881)	-
Total other expense	(169,847)	(12,478)

Net loss	$(549,380)	$(201,665)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	2,500,151,550	2,024,875,829

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(549,380)	$(201,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	635	1,204
Amortization of debt discount	85,554	2,527
Loss on write off of stock subscription receivable	55,673	-
(Gain) loss on change in fair value of derivative liabilities	10,881	-
Share-based compensation	-	2,808
Changes in assets and liabilities:
Prepaid expenses	8,338	(4,496)
Accounts payable and accrued expenses	228,638	(1,235)
Accounts payable to related party	-	1,213
Accrued wages related parties	16,000	28,500
Accrued interest	10,790	3,479
Cash flows used in operating activities:	(132,871)	(167,665)

Cash flows from financing activities:
Principal activity on convertible promissory notes	140,000	118,000
Proceeds from the issuance of common stock, net of expenses	-	63,950
Net cash provided by financing activities	140,000	181,950

Increase in cash and cash equivalents	7,129	14,285
Cash and cash equivalents, beginning of period	36,086	5,042
Cash and cash equivalents, end of period	$43,215	$19,327

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$6,950	$6,472
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$80,044	$-
Warrants reclassed to derivative liabilities	$-	$-
Debt discounts due to derivative liabilities	$90,347	$-
Common stock issued for conversion of debt and interest	$88,059	$-

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2018 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2018 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at April 30, 2018	$189,870	-	-	$189,870
Warrant and convertible note derivative liability at April 30, 2017	$-	-	-	$-

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

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the three months ended April 30, 2018:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent expense related to this office was $1,566 for the three months ended April 30, 2018. No amount was due as of April 30, 2018.

At April 30, 2018, we had a balance of accrued unpaid wages of $684,949 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We have an option to explore 26 standard federal lode mining claims at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James A. Briscoe, the Company’s Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We are required to pay annual rentals to maintain the claims in good standing. We paid $0 in rental fees to maintain these mineral claims during the three months ended April 30, 2018. Fees are due September 1, 2018. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

At April 30, 2018, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at April 30, 2018 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2018	89,854,950	$0.034
Granted	—	—
Cancelled	—	—
Exercised	—	—
Outstanding, April 30, 2018	89,854,950	$0.034

Exercisable, April 30, 2018	89,854,950	$0.034

These options had a weighted average remaining life of 3.31 years and an aggregate intrinsic value of $0 as of April 30, 2018.

Non-qualified stock options to non-employee consultants and vendors outstanding at April 30, 2018 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2018	1,453,800	$0.017
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, April 30, 2018	1,453,800	$0.017

Exercisable, April 30, 2018	1,453,800	$0.017

These options had a weighted average remaining life of 1.41 years and an aggregate intrinsic value of $0 as of April 30, 2018.

During the three months ended April 30, 2018, we recognized $0 of compensation expense related to incentive and non-qualified stock options granted to officers, employees and consultants.

NOTE 6 – Warrants

As of April 30, 2018, there were 141,414,489 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.28 years and a weighted average exercise price of $0.006 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of April 30, 2018.

Whole share purchase warrants outstanding at April 30, 2018 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2018	141,414,489	$0.006
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding, April 30, 2018	141,414,489	$0.006

Exercisable, April 30, 2018	141,414,489	$0.006

The Company issued no warrants during the three months ended April 30, 2018.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the three months ended April 30, 2018, and the years ended January 31, 2018 and 2017, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement were as follows:

●

The stock projections are based on the historical volatilities for each date. These volatilities were in the 139% to 140% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

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

Using the results from the model, the Company recorded a derivative liability during the three months ended April 30, 2018 of $0 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $103,963 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $13,616 and a debt discount of $90,347 which is being amortized over the remaining term of the note using the effective interest rate method and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the three months ended April 30, 2018, was $80,046. Additionally, $0 of original issuance cost was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 8). The remaining unamortized debt discount related to the derivative liability was $10,758 as of April 30, 2018. The Company recorded the change in the fair value of the derivative liability as a gain of $2,735 to reflect the value of the derivative liability for warrants and convertible notes as of April 30, 2018. The Company also recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $80,044 due to the conversions of a portion of the Company’s convertible notes.

Since no convertible note was convertible as of April 30, 2017 or January 31, 2017, no derivative liability remained as of that date.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Three months ended April 30,
	2018	2017
Beginning balance	$168,686	$—
Total (gains) losses on fair value change of derivative liability	10,881	—
Settlements	(80,044)	—
Additions recognized as debt discount	90,347	—
Ending balance	$189,870	$—

NOTE 8 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30, 2018	January 31, 2018

12% convertible note payable issued July 2017, due April 2018	$-	$23,090
8% convertible note payable issued September 2017, due September 2018	-	44,906
12% convertible note payable issued October 2017, due October 2018	34,849	51,693
12% convertible note payable issued November 2017, due November 2018	53,830	51,184
12% convertible note payable issued December 2017, due December 2018	52,844	50,691
12% convertible note payable issued January 2018, due January 2019	51,759	50,148
12% convertible note payable issued February 2018, due November 2018	53,723	-
12% convertible note payable issued March 2018, due January 2019	53,384	-
12% convertible note payable issued April 2018, due February 2019	43,054	-
	343,443	271,712
Less debt discount	(23,509)	(9,716)
Less current portion of convertible notes	(319,934)	(261,996)
Long-term convertible notes payable	$-	$-

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $30,000 of this note for 45,454,544 shares of the Company’s common stock. As of January 31, 2018, we had $23,090 of principal and interest outstanding under this note. During the three months ended April 30, 2018, the noteholder converted an aggregate of $23,339 of this note for 38,576,247 shares of the Company’s common stock, leaving a balance of $0 as of April 30, 2018.

On September 15, 2017, we received proceeds of $40,000, net of a $3,000 fee, under a convertible note dated September 15, 2017 (the “September 2017 Note”). The total principal under the September 2017 Note is $43,000, bears interest at 8% per annum, is due on September 13, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of January 31, 2018, we had $44,906 of principal and interest outstanding. During the three months ended April 30, 2018, the noteholder converted an aggregate of $44,720 of this note for 61,825,722 shares of the Company’s common stock, leaving a balance of $0 as of April 30, 2018.

On October 18, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated October 18, 2017 (the “October 2017 Note”). The total principal under the October 2017 Note is $50,000, bears interest at 12% per annum, is due on October 18, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,693 of principal and interest outstanding. During the three months ended April 30, 2018, the noteholder converted an aggregate of $20,000 of this note for 36,363,636 shares of the Company’s common stock, leaving a balance of $34,849 as of April 30, 2018.

On November 22, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated November 20, 2017 (the “November 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on November 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of April 30, 2018, we had $53,830 of principal and interest outstanding.

On December 21, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated December 20, 2017 (the “December 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on December 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of April 30, 2018, we had $52,844 of principal and interest outstanding.

On January 25, 2018, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated January 22, 2018 (the “January 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on January 22, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of April 30, 2018, we had $51,759 of principal and interest outstanding.

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2018, we had $53,723 of principal and interest outstanding.

On March 26, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated March 26, 2018 (the “March 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on January 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2018, we had $53,384 of principal and interest outstanding.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2018, we had $43,054 of principal and interest outstanding.

During the three months ended April 30, 2018 and 2017, the Company recorded debt discounts of $90,347 and $0, respectively, due to the derivative liabilities, and original issue debt discounts of $9,000 and $9,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $85,554 and $2,527 for the three months ended April 30, 2018 and 2017, respectively.

NOTE 9 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2018. During the three months ended April 30, 2018, the Company determined that this receivable was impaired and reduced the balance to $0, resulting in a loss of $55,673.

During the three months ended April 30, 2018, the Company issued a total of 136,765,605 shares of our common stock for conversions of $88,059 of convertible notes payable at exercise prices ranging from $0.0006 to $0.0007.

As of April 30, 2018, the Company was in the process of negotiating an agreement to settle a liability for investor relation services with a consultant amounting to $213,000 in exchange for approximately 30 million shares of the Company’s common stock.

NOTE 10 – Commitments and contingencies

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018.

NOTE 11 – Subsequent events

On June 1, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated May 29, 2018. The note bears interest at 8%, includes OID of $3,000, matures on March 15, 2019 , and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Material Changes in Financial Condition for the Three-Month Period Ended April 30, 2018

We had cash and cash equivalents in the amount of $43,215 as of April 30, 2018 compared to $36,086 as of January 31, 2018. We had negative working capital of $1,823,838 as of April 30, 2018 compared to $1,498,869 as of January 31, 2018. We used $132,871 of net cash in operating activities during the three months ended April 30, 2018 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the three months ended April 30, 2018. We have been raising capital by issuing convertible promissory notes and selling equity by way of private placements and the Investment Agreement with Tangiers Investment Group, LLC. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three-Month Periods Ended April 30, 2018 and 2017

We had a net loss of $549,380 for the three months ended April 30, 2018, compared to a net loss of $201,665 for the three months ended April 30, 2017, respectively.

During the three months ended April 30, 2018, we had an increase of approximately $192,962, in public relations expense compared to the three months ended April 30, 2017, due primarily to an increase in investor relation expenses owed to a consultant. During the three months ended April 30, 2018, we had a decrease in professional services of approximately $11,549, compared to the three months ended April 30, 2017, due primarily to the reduced costs associated with work related to the Company’s S-1 filings. We had an increase in general and administrative expenses of approximately $25,545, during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, due primarily to increase in expenses related to occupancy expenses and vehicles. We had an increase in interest expense of approximately $90,815  during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, due primarily to variances in the timing of convertible debt conversions and the related interest expense from the write-off of derivative liability debt discount. We incurred a non-cash loss on the change in fair value of our derivative liabilities of $10,881 during the three months ended April 30, 2018, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $43,215 as of April 30, 2018. We had negative working capital of $1,823,838 as of April 30, 2018. We had net cash inflows from financing activities of $140,000 for the three months ended April 30, 2018. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $30,000 of this note for 45,454,544 shares of the Company’s common stock. As of January 31, 2018, we had $23,090 of principal and interest outstanding under this note. During the three months ended April 30, 2018, the noteholder converted an aggregate of $23,339 of this note for 38,576,247 shares of the Company’s common stock, leaving a balance of $0 as of April 30, 2018.

On September 15, 2017, we received proceeds of $40,000, net of a $3,000 fee, under a convertible note dated September 15, 2017 (the “September 2017 Note”). The total principal under the September 2017 Note is $43,000, bears interest at 8% per annum, is due on September 13, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of January 31, 2018, we had $44,906 of principal and interest outstanding. During the three months ended April 30, 2018, the noteholder converted an aggregate of $44,720 of this note for 61,825,722 shares of the Company’s common stock, leaving a balance of $0 as of April 30, 2018.

On October 18, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated October 18, 2017 (the “October 2017 Note”). The total principal under the October 2017 Note is $50,000, bears interest at 12% per annum, is due on October 18, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,693 of principal and interest outstanding. During the three months ended April 30, 2018, the noteholder converted an aggregate of $20,000 of this note for 36,363,636 shares of the Company’s common stock, leaving a balance of $34,849 as of April 30, 2018.

On November 22, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated November 20, 2017 (the “November 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on November 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of April 30, 2018, we had $53,830 of principal and interest outstanding.

On December 21, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated December 20, 2017 (the “December 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on December 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of April 30, 2018, we had $52,844 of principal and interest outstanding.

On January 25, 2018, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated January 22, 2018 (the “January 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on January 22, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of April 30, 2018, we had $51,759 of principal and interest outstanding.

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the 5 lowest weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2018, we had $53,723 of principal and interest outstanding.

On March 26, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated March 26, 2018 (the “March 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on January 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the 5 lowest weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2018, we had $53,384 of principal and interest outstanding.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the 5 lowest weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2018, we had $43,054 of principal and interest outstanding.

Proceeds from issuance of common stock

During the three months ended April 30, 2018, we received no proceeds from the issuance of common stock.

Critical Accounting Policies

The unaudited consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2018. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of April 30, 2018. Our total stockholders’ deficit at April 30, 2018 was approximately $1.8 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2018, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended April 30, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2018 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2018, the Company issued a total of 136,765,605 shares of our common stock for conversions of $88,059 of convertible notes payable at exercise prices ranging from $0.0006 to $0.0007.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.18	12% Convertible Promissory Note dated April 10, 2017 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017)
10.19	8% Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017)

10.20	12% Convertible Promissory Note dated July 26, 2017 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 1, 2017)
10.21	Convertible Promissory Note issued to Power Up Lending Group, Ltd dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 21, 2017)
10.22	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.23	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.24	12% Convertible Promissory Note issued to JSJ Investments Inc. dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017 ).
10.25	12% Convertible Promissory Note issued to JSJ Investments Inc. dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.26	12% Convertible Promissory Note issued to JSJ Investments Inc. dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 27, 2017).
10.27	12% Convertible Promissory Note issued to JSJ Investments Inc. dated January 22, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 26, 2018).
10.28	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.29	Securities Purchase Agreement dated as of February 23, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.30	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated March 26, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.31	Securities Purchase Agreement dated as of March 26, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.32	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.33	Securities Purchase Agreement dated as of April 25, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.34	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 29, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.35	Securities Purchase Agreement dated as of May 29, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James A. Briscoe
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: June 14, 2018

