Form 10-Q
period 2018-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2018-09-19
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,990,862,024 as of September 19, 2018.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2018	January 31, 2018
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$18,623	$36,086
Prepaid expenses	4,061	14,220
Total current assets	22,684	50,306

Property and equipment, net	2,882	4,089
Total assets	$25,566	$54,395

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	637,994	399,121
Accounts payable to related party	34,798	34,798
Accrued wages to related parties	720,074	684,574
Convertible promissory note, net of debt discount of $95,529 and $9,716	289,515	261,996
Derivative liability	273,509	168,686
Total current liabilities	1,955,890	1,549,175

Total liabilities	1,955,890	1,549,175

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 2,685,275,586 and 2,446,425,982 shares issued and outstanding, respectively	26,853	24,464
Stock subscription receivable	-	(55,673)
Additional paid-in capital	53,970,776	53,674,104
Accumulated deficit	(55,927,953)	(55,137,675)
Total stockholders’ deficit	(1,930,324)	(1,494,780)

Total liabilities and stockholders’ deficit	$25,566	$54,395

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		Six Months Ended
	July 31		July 31
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	4,264	26,972	6,976	47,025
Salaries and benefits	76,468	79,817	155,681	152,651
Public relations	(4,934)	4,282	209,216	25,470
Depreciation	572	1,205	1,207	2,409
Legal	3,203	7,701	9,997	17,399
Professional services	25,025	18,218	39,156	43,898
General and administrative	31,653	49,290	90,755	82,847
Travel	1,210	4,336	4,006	9,309
Net operating expenses	137,461	191,821	516,994	381,008
Loss from operations	(137,461)	(191,821)	(516,994)	(381,008)

Other income (expense):
Interest expense	(87,109)	(56,526)	(190,402)	(69,004)
Loss on write off of stock subscription receivable	-	-	(55,673)	-
Loss on settlement of accounts payable	-	(9,333)	-	(9,333)
Loss on change in fair value of derivative liability	(16,328)	-	(27,209)	-
Total other expense	(103,437)	(65,859)	(273,284)	(78,337)
Net loss	$(240,898)	$(257,680)	(790,278)	(459,345)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	2,598,709,698	2,100,339,464	2,550,546,335	2,062,643,604

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(790,278)	$(459,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,207	2,409
Amortization of debt discount	157,542	42,549
Loss on write off of stock subscription receivable	55,673
Loss on settlement of accounts payable	-	9,333
Loss on change in fair value of derivative liabilities	27,209
Share-based compensation	-	5,616
Share-based payments for third party services	-	3,748
Changes in assets and liabilities:
Prepaid expenses	10,159	(5,381)
Other current assets	-
Accounts payable and accrued expenses	238,873	(10,412)
Accounts payable to related party	-
Accrued wages related parties	35,500	44,500
Accrued interest	18,652	10,590
Cash flows used in operating activities:	(245,463)	(356,393)

Cash flows from financing activities:
Payments on long-term debt	-	-
Principal activity on convertible promissory notes	228,000	216,000
Proceeds from the issuance of common stock, net of expenses	-	181,446
Net cash provided by financing activities	228,000	397,446

(Decrease) Increase in cash and cash equivalents	(17,463)	41,053
Cash and cash equivalents, beginning of period	36,086	5,042
Cash and cash equivalents, end of period	$18,623	$46,095

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$14,209	$13,094
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$151,741	$35,299
Debt discounts due to derivative liabilities	$229,355	$35,299
Common stock issued for conversion of debt and interest	$147,320	$36,960
Shares issuance for settlement of accounts payable	$-	$44,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2018 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2018 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended July 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at July 31, 2018	$273,509	-	-	$273,509
Warrant and convertible note derivative liability at January 31, 2018	$168,686	-	-	$168,686

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

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the six months ended July 31, 2018:

We rented an office from Jim Briscoe, our Chairman of the Board, CEO and CFO, on a month-to-month basis for $522 per month. The total rent expense related to this office was $3,132 for the six months ended July 31, 2018. No amount was due as of July 31, 2018.

At July 31, 2018, we had a balance of accrued unpaid wages of $704,449 to Jim Briscoe, our Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We have an option to explore 26 standard federal lode mining claims at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James A. Briscoe, the Company’s Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We are required to pay annual rentals to maintain the claims in good standing. We paid $0 in rental fees to maintain these mineral claims during the six months ended July 31, 2018 . Fees are due September 1, 2018. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

At July 31, 2018, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at July 31, 2018 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2018	89,854,950	$0.034
Granted	—	—
Expired	(100,000)	0.880
Exercised	—	—
Outstanding, July 31, 2018	89,754,950	$0.033

Exercisable, July 31, 2018	89,754,950	$0.033

These options had a weighted average remaining life of 3.06 years and an aggregate intrinsic value of $0 as of July 31, 2018.

Non-qualified stock options to non-employee consultants and vendors outstanding at July 31, 2018 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2018	1,453,800	$0.017
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, July 31, 2018	1,453,800	$0.017

Exercisable, July 31, 2018	1,453,800	$0.017

These options had a weighted average remaining life of 1.16 years and an aggregate intrinsic value of $0 as of July 31, 2018.

During the six months ended July 31, 2018, we recognized $0 of compensation expense related to incentive and non-qualified stock options granted to officers, employees and consultants.

NOTE 6 – Warrants

As of July 31, 2018, there were 141,414,489 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.03 years and a weighted average exercise price of $0.006 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of July 31, 2018.

Whole share purchase warrants outstanding at July 31, 2018 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2018	141,414,489	$0.006
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding, July 31, 2018	141,414,489	$0.006

Exercisable, July 31, 2018	141,414,489	$0.006

The Company issued no warrants during the six months ended July 31, 2018.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the six months ended July 31, 2018, and the years ended January 31, 2018 and 2017, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 139% to 142% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;
●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the six months ended July 31, 2018 of $0 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $289,973 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $60,618 and a debt discount of $229,355 which is being amortized over the remaining term of the note using the effective interest rate method and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the six months ended July 31, 2018, was $157,542. Additionally, $0 of original issuance cost was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 8). The remaining unamortized debt discount related to the derivative liability was $83,795 as of July 31, 2018. The Company recorded the change in the fair value of the derivative liability as a loss of $27,209 to reflect the value of the derivative liability for warrants and convertible notes as of July 31, 2018. The Company also recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $151,741 due to the conversions of a portion of the Company’s convertible notes.

Since no convertible note was convertible as of July 31, 2017, no derivative liability remained as of that date.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Six months ended July 31,
	2018	2017
Beginning balance	$168,686	$—
Total (gains) losses on fair value change of derivative liability	27,209	—
Settlements	(151,741)	(35,299)
Additions recognized as debt discount	229,355	35,299
Ending balance	$273,509	$—

NOTE 8 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31, 2018	January 31, 2018

12% convertible note payable issued July 2017, due April 2018	$-	$23,090
8% convertible note payable issued September 2017, due September 2018	-	44,906
12% convertible note payable issued October 2017, due October 2018	-	51,693
12% convertible note payable issued November 2017, due November 2018	30,342	51,184
12% convertible note payable issued December 2017, due December 2018	54,356	50,691
12% convertible note payable issued January 2018, due January 2019	53,271	50,148
8% convertible note payable issued February 2018, due November 2018	54,732	-
8% convertible note payable issued March 2018, due January 2019	54,392	-
8% convertible note payable issued April 2018, due February 2019	44,063	-
8% convertible note payable issued May 2018, due March 2019	43,690
12% convertible note payable issued July 2018, due July 2019	50,198	-
	385,044	271,712
Less debt discount	(95,529)	(9,716)
Less current portion of convertible notes	(289,515)	(261,996)
Long-term convertible notes payable	$-	$-

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $30,000 of this note for 45,454,544 shares of the Company’s common stock. As of January 31, 2018, we had $23,090 of principal and interest outstanding under this note. During the six months ended July 31, 2018, the noteholder converted an aggregate of $23,339 of this note for 38,576,247 shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2018.

On September 15, 2017, we received proceeds of $40,000, net of a $3,000 fee, under a convertible note dated September 15, 2017 (the “September 2017 Note”). The total principal under the September 2017 Note is $43,000, bears interest at 8% per annum, is due on September 13, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of January 31, 2018, we had $44,906 of principal and interest outstanding. During the six months ended July 31, 2018, the noteholder converted an aggregate of $44,720 of this note for 61,825,722 shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2018.

On October 18, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated October 18, 2017 (the “October 2017 Note”). The total principal under the October 2017 Note is $50,000, bears interest at 12% per annum, is due on October 18, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,693 of principal and interest outstanding. During the six months ended July 31, 2018, the noteholder converted an aggregate of $54,261 of this note for 92,993,090 shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2018.

On November 22, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated November 20, 2017 (the “November 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on November 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the six months ended July 31, 2018, the noteholder converted an aggregate of $25,000 of this note for 45,454,545 shares of the Company’s common stock, leaving a balance of $30,342 as of July 31, 2018.

On December 21, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated December 20, 2017 (the “December 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on December 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of July 31, 2018, we had $54,356 of principal and interest outstanding.

On January 25, 2018, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated January 22, 2018 (the “January 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on January 22, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of July 31, 2018, we had $53,271 of principal and interest outstanding.

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2018, we had $54,732 of principal and interest outstanding.

On March 26, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated March 26, 2018 (the “March 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on January 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2018, we had $54,392 of principal and interest outstanding.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2018, we had $44,063 of principal and interest outstanding.

On June 1, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated May 29, 2018 (the “May 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2018, we had $43,690f principal and interest outstanding.

On July 23, 2018, we received proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of July 31, 2018, we had $50,198 of principal and interest outstanding.

During the six months ended July 31, 2018 and 2017, the Company recorded debt discounts of $229,355  and $35,299, respectively, due to the derivative liabilities, and original issue debt discounts of $14,000 and $14,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $157,452 and $42,549 for the six months ended July 31, 2018 and 2017, respectively.

NOTE 9 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2018. During the six months ended July 31, 2018, the Company determined that this receivable was impaired and reduced the balance to $0, resulting in a loss of $55,673.

During the six months ended July 31, 2018, the Company issued a total of 238,849,604 shares of our common stock for conversions of $147,320 of convertible notes payable at exercise prices ranging from $0.0006 to $0.0007.

As of July 31, 2018, the Company was in the process of negotiating an agreement to settle a liability for investor relation services with a consultant amounting to $213,000 in exchange for approximately 30 million shares of the Company’s common stock. These shares have not yet been issued as of the date of this filing and the $213,000 is reflected in accounts payable and accrued liabilities as of July 31, 2018.

NOTE 10 – Commitments and contingencies

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018.

NOTE 11 – Subsequent events

On August 28, 2018, we received proceeds of $10,000 from the issuance of a note payable. The note bears interest at 10% and is due in August 2019.

In August and September, 2018, the Company issued a total of 305,586,438 shares of our common stock for conversions of $131,680 of convertible notes payable and interest at exercise prices ranging from $0.00033 to $0.00051.

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

Results of Operations

Material Changes in Financial Condition for the Six-Month Period Ended July 31, 2018

We had cash and cash equivalents in the amount of $18,623 as of July 31, 2018 compared to $36,086 as of January 31, 2018. We had negative working capital of $1,933,206 as of July 31, 2018 compared to $1,498,869 as of January 31, 2018. We used $245,463 of net cash in operating activities during the six months ended July 31, 2018 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the six months ended July 31, 2018. We have been raising capital by issuing convertible promissory notes. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Six Month Periods Ended July 31, 2018 and 2017

We had a net loss of $240,898 and $790,278 for the three and six months ended July 31, 2018, respectively, compared to a net loss of $257,680 and $459,345 for the three and six months ended July 31, 2017, respectively.

During the three and six months ended July 31, 2018, we had a decrease of $9,216 and an increase of $183,746, in public relations expense compared to the three and six months ended July 31, 2017, due primarily to a $5,000 credit received in the three months ended July 31, 2018 and accrued compensation for services to a consultant of $213,000 in the six months ended July 31, 2018. During the three months ended July 31, 2018, we had an increase in professional services of approximately $6,807, compared to the six months ended July 31, 2017, due primarily to the increased costs related to valuation work related to our derivative liabilities. We had a decrease in general and administrative expenses of approximately $17,637, during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, due primarily to decrease in expenses related to occupancy expenses. We had an increase in interest expense of approximately $30,583 and $121,398 during the three and six months ended July 31, 2018, respectively as compared to the three and six months ended July 31, 2017, due primarily to variances in the timing of convertible debt conversions and the related interest expense from the write-off of derivative liability debt discount. We incurred a non-cash loss on the change in fair value of our derivative liabilities of $16,328 and $27,209 during the three and six months ended July 31, 2018, respectively, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value. During the six months ended July 31, 2018, we recorded a loss of $55,673 related to a non-collectible stock subscription receivable.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $18,623 as of July 31, 2018. We had negative working capital of $1,933,206 as of July 31, 2018. We had net cash inflows from financing activities of $228,000 for the six months ended July 31, 2018. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2018, we had $54,732 of principal and interest outstanding.

On March 26, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated March 26, 2018 (the “March 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on January 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2018, we had $54,392 of principal and interest outstanding.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2018, we had $44,063 of principal and interest outstanding.

On June 1, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated May 29, 2018 (the “May 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2018, we had $43,690 of principal and interest outstanding.

On July 23, 2018, we received proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of July 31, 2018, we had $50,198 of principal and interest outstanding.

Proceeds from issuance of common stock

During the six months ended July 31, 2018, we received no proceeds from the issuance of common stock.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of July 31, 2018. Our total stockholders’ deficit at July 31, 2018 was approximately $1.9 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2018, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. James Briscoe, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Briscoe has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended July 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2018 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended July 31, 2018, the Company issued a total of 238,849,604 shares of our common stock for conversions of $147,320 of convertible notes payable and interest at exercise prices ranging from $0.0006 to $0.0007.

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

Date: September 19, 2018

