Form 10-Q
period 2018-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2018-12-26
CIK 1172178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,900,060,432 as of December 26, 2018.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	October 31, 2018	January 31, 2018
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$4,266	$36,086
Prepaid expenses	5,540	14,220
Total current assets	9,806	50,306

Property and equipment, net	2,311	4,089
Total assets	$12,117	$54,395

Liabilities and Stockholders’ Deficit

Current:
Notes payable to related party	64,036	-
Accounts payable and accrued liabilities	678,167	399,121
Accounts payable to related party	39,841	34,798
Accrued wages to related parties	757,074	684,574
Convertible promissory note, net of debt discount of $18,172 and $9,716	141,091	261,996
Derivative liability	84,027	168,686
Total current liabilities	1,764,236	1,549,175

Total liabilities	1,764,236	1,549,175

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 3,325,683,706 and 2,446,425,982 shares issued and outstanding, respectively	33,257	24,464
Stock subscription receivable	-	(55,673)
Additional paid-in capital	54,419,392	53,674,104
Accumulated deficit	(56,204,768)	(55,137,675)
Total stockholders’ deficit	(1,752,119)	(1,494,780)

Total liabilities and stockholders’ deficit	$12,117	$54,395

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	26,545	5,938	33,521	52,963
Salaries and benefits	75,298	76,920	230,979	229,571
Public relations	-	455	209,216	25,925
Depreciation	571	1,053	1,778	3,462
Legal	5,100	5,330	15,097	22,729
Professional services	13,183	19,250	52,339	63,148
General and administrative	29,097	57,411	119,852	140,258
Travel	138	2,051	4,144	11,360
Net operating expenses	149,932	168,408	666,926	549,416
Loss from operations	(149,932)	(168,408)	(666,926)	(549,416)

Other income (expense):
Interest expense	(238,099)	(105,315)	(428,501)	(174,319)
Impairment of stock subscription receivable	-	-	(55,673)	-
Loss on settlement of accounts payable	-	-	-	(9,333)
Gain (loss) on change in fair value of derivative liability	111,216	10,195	84,007	10,195
Total other expense	(126,883)	(95,120)	(400,167)	(173,457)
Net loss	$(276,815)	$(263,528)	(1,067,093)	(722,873)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	2,955,911,512	2,199,444,601	2,686,414,288	2,108,745,039

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,067,093)	$(722,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,778	3,462
Amortization of debt discount	379,133	134,263
Impairment of stock subscription receivable	55,673	-
Loss on settlement of accounts payable	-	9,333
(Gain) loss on change in fair value of derivative liabilities	(84,007)	-10195
Share-based compensation	-	6,991
Share-based payments for third party services	-	3,748
Changes in assets and liabilities:
Prepaid expenses	8,680	(912)
Other current assets	-	-
Accounts payable and accrued expenses	279,046	(18,767)
Accounts payable to related party	5,043
Accrued wages related parties	72,500	57,879
Accrued interest	26,020	17,615
Cash flows used in operating activities:	(323,227)	(519,456)

Cash flows from financing activities:
Proceeds from notes payable, related party	63,407	-
Principal activity on convertible promissory notes	228,000	304,000
Proceeds from the issuance of common stock, net of expenses	-	233,234
Net cash provided by financing activities	291,407	537,234

(Decrease) Increase in cash and cash equivalents	(31,820)	17,778
Cash and cash equivalents, beginning of period	36,086	5,042
Cash and cash equivalents, end of period	$4,266	$22,820

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$23,348	$19,671
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions	$374,241	$152,007
Debt discounts due to derivative liabilities	$373,589	$148,000
Common stock issued for conversion of debt and interest	$379,840	$113,960
Shares issuance for settlement of accounts payable	$-	$44,000
APIC reclassed to derivative liability from tainted warrants	$-	$255,891

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2018 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2018 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at October 31, 2018	$84,027	-	-	$84,027
Warrant and convertible note derivative liability at January 31, 2018	$168,686	-	-	$168,686

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

NOTE 4 – Related party transactions

We entered into the following transactions with related parties during the nine months ended October 31, 2018:

We rented an office from Jim Briscoe, our Chief Geologist and former Chairman of the Board, CEO, CFO and President, on a month-to-month basis for $522 per month. The total rent expense related to this office was $4,698 for the nine months ended October 31, 2018. $1,566 was due as of October 31, 2018.

At October 31, 2018, we had a balance of accrued unpaid wages of $741,449 to Jim Briscoe, our Chief Geologist and former Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We have an option to explore 1 standard federal lode mining claim at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James Briscoe, the Company’s Chief Geologist and former Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We are required to pay annual rentals to maintain the claims in good standing. We paid $4,650 in rental fees to maintain these mineral claims during the nine months ended October 31, 2018. Fees were due September 1, 2018. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021. This may be further extended in five year periods or increments in the future by any JABA director.

At October 31, 2018, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

At October 31, 2018, we had accounts payable to James Briscoe of $3,477, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

In August, September and October 2018, the Company received advances of $53,407 from a director under a promissory note dated October 31, 2018, due October 31, 2019, with interest at 10%, and advances of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, due September 17, 2019, with interest at 10%. As of October 31, 2018, the total balance of these notes was $64,036, which includes accrued interest of $629.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at October 31, 2018 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2018	89,854,950	$0.034
Granted	—	—
Expired	(100,000)	0.880
Exercised	—	—
Outstanding, October 31, 2018	89,754,950	$0.033

Exercisable, October 31, 2018	89,754,950	$0.033

These options had a weighted average remaining life of 2.81 years and an aggregate intrinsic value of $0 as of October 31, 2018.

Non-qualified stock options to non-employee consultants and vendors outstanding at October 31, 2018 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2018	1,453,800	$0.017
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, October 31, 2018	1,453,800	$0.017

Exercisable, October 31, 2018	1,453,800	$0.017

These options had a weighted average remaining life of 0.91 years and an aggregate intrinsic value of $0 as of October 31, 2018.

During the nine months ended October 31, 2018, we recognized $0 of compensation expense related to incentive and non-qualified stock options granted to officers, employees and consultants.

NOTE 6 – Warrants

As of October 31, 2018, there were 141,414,489 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.78 years and a weighted average exercise price of $0.006 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of October 31, 2018.

Whole share purchase warrants outstanding at October 31, 2018 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2018	141,414,489	$0.006
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding, October 31, 2018	141,414,489	$0.006

Exercisable, October 31, 2018	141,414,489	$0.006

The Company issued no warrants during the nine months ended October 31, 2018.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the nine months ended October 31, 2018, and the years ended January 31, 2018 and 2017, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 142% to 144% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the nine months ended October 31, 2018 of $23,222 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $60,805 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $60,618 and a debt discount of $373,589 which is being amortized over the remaining term of the note using the effective interest rate method and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the nine months ended October 31, 2018, was $360,275. Interest expense related the amortization of the original issuance costs under the notes was $18,858. Additionally, $0 of original issuance cost was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 8). The remaining unamortized debt discount related to the derivative liability was $13,771 as of October 31, 2018. The Company recorded the change in the fair value of the derivative liability as a gain of $84,007 to reflect the value of the derivative liability for warrants and convertible notes as of October 31, 2018. The Company also recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $374,241 due to the conversions of a portion of the Company’s convertible notes.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Nine months ended October 31,
	2018	2017
Beginning balance	$168,686	$—
Total (gains) losses on fair value change of derivative liability	(84,007)	(10,195)
Settlements	(374,241)	(152,007)
Additions recognized as debt discount	373,589	403,891
Ending balance	$84,027	$241,689

NOTE 8 – Convertible promissory notes

Following is a summary of convertible promissory notes:

	October 31, 2018	January 31, 2018

12% convertible note payable issued July 2017, due April 2018	$-	$23,090
8% convertible note payable issued September 2017, due September 2018	-	44,906
12% convertible note payable issued October 2017, due October 2018	-	51,693
12% convertible note payable issued November 2017, due November 2018	-	51,184
12% convertible note payable issued December 2017, due December 2018	-	50,691
12% convertible note payable issued January 2018, due January 2019	32,784	50,148
8% convertible note payable issued February 2018, due November 2018	-	-
8% convertible note payable issued March 2018, due January 2019	-	-
8% convertible note payable issued April 2018, due February 2019	30,071	-
8% convertible note payable issued May 2018, due March 2019	44,699
12% convertible note payable issued July 2018, due July 2019	51,709	-
	159,263	271,712
Less debt discount	(18,172)	(9,716)
Less current portion of convertible notes	(141,091)	(261,996)
Long-term convertible notes payable	$-	$-

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $30,000 of this note for 45,454,544 shares of the Company’s common stock. As of January 31, 2018, we had $23,090 of principal and interest outstanding under this note. During the nine months ended October 31, 2018, the noteholder converted an aggregate of $23,339 of this note for 38,576,247 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

On September 15, 2017, we received proceeds of $40,000, net of a $3,000 fee, under a convertible note dated September 15, 2017 (the “September 2017 Note”). The total principal under the September 2017 Note is $43,000, bears interest at 8% per annum, is due on September 13, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of January 31, 2018, we had $44,906 of principal and interest outstanding. During the nine months ended October 31, 2018, the noteholder converted an aggregate of $44,720 of this note for 61,825,722 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

On October 18, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated October 18, 2017 (the “October 2017 Note”). The total principal under the October 2017 Note is $50,000, bears interest at 12% per annum, is due on October 18, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,693 of principal and interest outstanding. During the nine months ended October 31, 2018, the noteholder converted an aggregate of $54,261 of this note for 92,993,090 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

On November 22, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated November 20, 2017 (the “November 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on November 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the nine months ended October 31, 2018, the noteholder converted an aggregate of $54,134 of this note for 104,311,615 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

On December 21, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated December 20, 2017 (the “December 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on December 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the nine months ended October 31, 2018, the noteholder converted an aggregate of $54,146 of this note for 141,350,757 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

On January 25, 2018, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated January 22, 2018 (the “January 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on January 22, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the nine months ended October 31, 2018, the noteholder converted an aggregate of $22,000 of this note for 100,000,000 shares of the Company’s common stock, leaving a balance of $32,784 as of October 31, 2018.

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2018, the noteholder converted an aggregate of $55,120 of this note for 123,062,822 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

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

During the nine months ended October 31, 2018, the noteholder converted an aggregate of $57,120 of this note for 159,445,163 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion

During the nine months ended October 31, 2018, the noteholder converted an aggregate of $15,000 of this note for 57,692,308 shares of the Company’s common stock, leaving a balance of $30,071 as of October 31, 2018.

On June 1, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated May 29, 2018 (the “May 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2018, we had $44,699 of principal and interest outstanding.

On July 23, 2018, we received proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of October 31, 2018, we had $51,709 of principal and interest outstanding.

During the nine months ended October 31, 2018 and 2017, the Company recorded debt discounts of $373,589 and $148,000, respectively, due to the derivative liabilities, and original issue debt discounts of $14,000 and $19,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $379,133 and $134,263 for the nine months ended October 31, 2018 and 2017, respectively.

NOTE 9 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2018. During the nine months ended October 31, 2018, the Company determined that this receivable was impaired and reduced the balance to $0, resulting in a loss of $55,673.

During the nine months ended October 31, 2018, the Company issued a total of 879,257,724 shares of our common stock for conversions of $379,840 of convertible notes payable at exercise prices ranging from $0.0002 to $0.0007.

As of October 31, 2018, the Company was in the process of negotiating an agreement to settle a liability for investor relation services with a consultant amounting to $213,000 in exchange for approximately 30 million shares of the Company’s common stock. These shares have not yet been issued as of the date of this filing and the $213,000 is reflected in accounts payable and accrued liabilities as of October 31, 2018.

NOTE 10 – Commitments and contingencies

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018. The lease is currently on a month to month basis.

NOTE 11 – Subsequent events

In December 2018, we received aggregate proceeds of $11,000 from the issuance of a note payable to a director. The note bears interest at 10% and is due January 31, 2020.

On December 21, 2018, we received proceeds of $5,000 from the issuance of a note payable to Brett Gross, our CEO. The note bears interest at 10% and is due January 31, 2020.

In November and December, 2018, the Company issued a total of 554,376,726 shares of our common stock for conversions of $107,132 of convertible notes payable and interest at exercise prices ranging from $0.00017 to $0.00025.

In November of 2018, the Company received an aggregate of $10,000 from the sale of 20,000,000 shares of the Company’s common stock to accredited investors.

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

Results of Operations

Material Changes in Financial Condition for the Nine-Month Period Ended October 31, 2018

We had cash and cash equivalents in the amount of $4,266 as of October 31, 2018 compared to $36,086 as of January 31, 2018. We had negative working capital of $1,754,430 as of October 31, 2018 compared to $1,498,869 as of January 31, 2018. We used $323,227 of net cash in operating activities during the nine months ended October 31, 2018 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the nine months ended October 31, 2018. We have been raising capital by issuing convertible promissory notes. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Nine months Periods Ended October 31, 2018 and 2017

We had a net loss of $276,815 and $1,067,093 for the three and nine months ended October 31, 2018, respectively, compared to a net loss of $263,528 and $722,873 for the three and nine months ended October 31, 2017, respectively.

During the three months ended October 31, 2018, we had in increase of $20,607 in geological and geophysical expense compared to the three months ended October 31, 2017, due primarily to a land rental fees for mineral claims paid in the three months ended October 31, 2018. During the nine months ended October 31, 2018, we had an increase in public relations expense of $183,291, compared to the nine months ended October 31, 2017, due primarily to an increase in accounts payable and accrued liabilities for public relations services of approximately $200,000 in the nine months ended October 31, 2018. We had a decrease in general and administrative expenses of $28,314 and $20,406, during the three and nine months ended October 31, 2018, respectively, as compared to the three and nine months ended October 31, 2017, respectively, due primarily to decrease in expenses related to wages and occupancy expenses. We had an increase in interest expense of approximately $132,784 and $254,182 during the three and nine months ended October 31, 2018, respectively as compared to the three and nine months ended October 31, 2017, due primarily to variances in the timing of convertible debt conversions and the related interest expense from the write-off of derivative liability debt discount. We had an increase in non-cash gain on the change in fair value of our derivative liabilities of $101,021 and $73,812 during the three and nine months ended October 31, 2018, respectively, due to the embedded conversion features in our debt instruments that require us to record our equity linked instruments including outstanding warrants and fixed rate convertible debt at fair value. During the nine months ended October 31, 2018, we recorded a loss of $55,673 related to a non-collectible stock subscription receivable.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $4,266 as of October 31, 2018. We had negative working capital of $1,754,430 as of October 31, 2018. We had net cash inflows from operating activities of $323,227 for the nine months ended October 31, 2018. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2018, the noteholder converted an aggregate of $55,120 of this note for 123,062,822 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

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

During the nine months ended October 31, 2018, the noteholder converted an aggregate of $57,120 of this note for 159,445,163 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2018.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion

During the nine months ended October 31, 2018, the noteholder converted an aggregate of $15,000 of this note for 57,692,308 shares of the Company’s common stock, leaving a balance of $30,071 as of October 31, 2018.

On June 1, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated May 29, 2018 (the “May 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2018, we had $44,699 of principal and interest outstanding.

On July 23, 2018, we received proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of October 31, 2018, we had $51,709 of principal and interest outstanding.

During the nine months ended October 31, 2018 and 2017, the Company recorded debt discounts of $373,589 and $148,000, respectively, due to the derivative liabilities, and original issue debt discounts of $14,000 and $19,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $379,133 and $134,263 for the nine months ended October 31, 2018 and 2017, respectively.

Proceeds from issuance of common stock

During the nine months ended October 31, 2018, we received no proceeds from the issuance of common stock.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of October 31, 2018. Our total stockholders’ deficit at October 31, 2018 was approximately $1.8 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2018, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Brett Gross has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended October 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2018 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended October 31, 2018, the Company issued a total of 879,257,724 shares of our common stock for conversions of $379,840 of convertible notes payable at exercise prices ranging from $0.0002 to $0.0007.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.18	12% Convertible Promissory Note dated April 10, 2017 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017)
10.19	8% Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017)

10.20	12% Convertible Promissory Note dated July 26, 2017 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 1, 2017)
10.21	Convertible Promissory Note issued to Power Up Lending Group, Ltd dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 21, 2017)
10.22	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.23	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.24	12% Convertible Promissory Note issued to JSJ Investments Inc. dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017 ).
10.25	12% Convertible Promissory Note issued to JSJ Investments Inc. dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.26	12% Convertible Promissory Note issued to JSJ Investments Inc. dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 27, 2017).
10.27	12% Convertible Promissory Note issued to JSJ Investments Inc. dated January 22, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 26, 2018).
10.28	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.29	Securities Purchase Agreement dated as of February 23, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.30	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated March 26, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.31	Securities Purchase Agreement dated as of March 26, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.32	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.33	Securities Purchase Agreement dated as of April 25, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.34	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 29, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.35	Securities Purchase Agreement dated as of May 29, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.36	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SCE on July 19, 2018
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:	/s/ Brett Gross
Brett Gross,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 26, 2018

