Form 10-K
period 2019-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2019-05-16
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

2 East Congress Street, Suite 900, Tucson, Arizona 85701

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,606,781 as of July 31, 2018.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,294,858,120 shares of Common Stock issued and outstanding as of May 15, 2019.

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

North Pipes Super Project (“North Pipes” and “NPSP”): The NPSP is located in Northern Arizona on the Arizona Strip. After much consideration we determined not to retain North Pipes Super Project claims. We have not identified any ore reserves to date. We may revisit NPSP in the future depending on moratorium changes.

Tombstone Mining District (“Tombstone”) (formerly referred to as Tombstone Super Project): Tombstone is located in Cochise County, Arizona and covers the Tombstone caldera and its environs. The Hay Mountain target is located in the Tombstone caldera where we continue to focus our work. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements (REE’s). We have not identified any ore reserves to date.

East Silver Bell Porphyry Copper Project (“East Silver Bell”): East Silver Bell is located northwest of Tucson, Arizona. East Silver Bell was under option to the Company from JABA (US) Inc. We have decided to not renew that option in 2019.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Arizona and all other States in which we plan to operate.

The North Pipes claims were federal lode mining claims located on U.S. federal lands and administered by the Department of Interior, Bureau of Land Management (the “BLM”). In 2012, the U.S. Secretary of the Interior withdrew federal lands from locatable mineral exploration and mining North of the Grand Canyon along the Utah border in Arizona, the so-called “Arizona Strip,” for 20 years. Nearly 1 million acres of land managed by the BLM and the Forest Service are subject to the moratorium.

On September 1, 2018 we determined after much consideration not to retain the North Pipes claims. Moratorium restraints for land at NPSP was largely involved in our decision.

We are required to pay annual rentals for our federal lode mining claims for our East Silverbell project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rental of $155.00 for the period from September 1, 2018 to September 1, 2019 have been paid. The annual rentals due by September 1, 2019 of $155.00 are required to maintain the East Silverbell claim for the period from September 1, 2019 through September 1, 2020 will not be paid because we decided not to renew the JABA (US) Inc. option in 2019. . There is no requirement for annual assessment or exploration work on the federal lode mining claims. There are no royalties associated with the federal lode mining claims.

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals due by September 1, 2019 for the period from September 1, 2019 through September 1, 2020 of $10,230 have not been paid yet, however, we plan to pay these fees prior to the due date. All rentals due in 2018 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 6,639.95 acres at our Tombstone project. We plan to pay filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $15,926.88. Required minimum work expenditures will be $66,400 which is due during Fiscal Year ending 1.31.2020. All fees and work expenditures due in 2018 have been paid.

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

Personnel

Prior to December 7, 2018 we employed one full time geologist who was also our CEO, CFO, President and Chairman of the Board. On December 7, 2018 the Board voted to change our management structure by electing Brett Gross as President and CEO, & Pete O’Heeron as Chairman of the Board. We also employ one full time VP Finance who was elected by the Board of Directors to CFO January 11, 2019, one full time geo-tech, who is also our Manager of Field Operations, one Investor Relations Representative and one CPA on an as needed basis. We hire consultants for investor relations, exploration, derivative accounting, and administrative functions also on an as needed basis.

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

We had cash and cash equivalents in the amount of $890 and negative working capital of $1,695,505 as of January 31, 2019. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

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

Our independent registered public accounting firm, MaloneBailey, LLP, stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2019 that since we have suffered recurring losses from operations, requires additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 6,250,000,000 shares of common stock, $0.00001 par value per share. As of May 15, 2019, there were 4,294,858,120 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

Trading in our common stock on the OTC Pink Open Market tier is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.

Our common stock is currently quoted for public trading on the OTC Pink Open Market tier. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

ITEM 2. PROPERTIES.

Our offices

Prior to January 11, 2019 we rented the premises for our principal office located at 5610 E. Sutler Lane, Tucson, Arizona 85712. We rented this office space for $522 per month plus a pro rata share of taxes and maintenance. Our employees work either from our principal office or from offices maintained in their homes. We discontinued the Sutler Lane address for our Principal office on January 11, 2019 and opened our corporate office address at 2 East Congress St. Ste. 900, Tucson, AZ 85701.

We believe that our existing office facilities are adequate for our needs. Should we require additional space in the future, we believe that such space can be secured on commercially reasonable terms.

Our Pima Office

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018. We rented month-to-month for $2,230 from September 30, 2018 through the year ended January 31, 2019.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2019 although not all claims were retained when due. North Pipes was not retained on September 1, 2018.

North Pipes:

From September 1, 2017 up to Sep 1, 2018 we held a 100% interest in 11 (unpatented) federal lode mining claims strategically placed on the Arizona Strip. The 11 unpatented federal lode mining claims with an area of 227.7 acres include breccia pipe targets (“Pipes”). North Pipes was not retained on September 1, 2018.We may revisit these areas if the moratorium is rescinded and uranium market conditions justify it.

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

North Pipes-AZ Claims:

11 LA Claims

Total: 11 Claims - 227.7 Acres

The NPSP claims are undeveloped. There are neither open-pit nor underground mines, nor is there any mining plant or equipment located on the properties. There is no power supply to the properties. We have not found any mineral resources on any of those claims. The Arizona Strip was an active exploration district in the 1970’s and 1980’s with multiple producing uranium mines. No evidence of actual development work has been found on any of those properties and no significant exploration activities have been performed on those NPSP claims since 2008 due to many factors including the lowered uranium prices and the moratorium on locating claims.

Currently there are no planned costs for the North Pipes Super Project unless commodity prices, specifically for uranium, increase sufficiently to make exploration financially tenable. The Moratorium on acquiring any additional land has also negatively affected the current investment climate for such work. Tombstone:

Our current Chief Geologist, Scientific Advisor and Director, James A. Briscoe, has long experience in the Tombstone district, southeast Arizona, where he first worked in 1972. In the mid-1980s, he concluded that much earlier regional geologic work had reached erroneous conclusions and that Tombstone was a large and ancient (72 million years before the present – or Laramide in age) volcanic structure – a caldera. He brought this to the attention of the US Geological Survey caldera experts, who after study concluded that Briscoe was correct. Subsequently, more than seventeen calderas of various ages have been identified in Arizona by the US Geological survey, the Arizona Geological Survey and others. Such calderas of Laramide age are all associated with porphyry alteration and copper and associated mineralization; many of these have become very large copper mines. Studies by Mr. Briscoe over the years, and more recently using advanced technology, have indicated that alteration associated mineralization at Tombstone is much more extensive than originally thought. This alteration lies largely under cover and is indicated by geochemistry, geophysics and projection of known geology into covered areas.

The Hay Mountain Project is located 6.5 miles southeast of Tombstone where we hold 15 Arizona State Mineral Exploration Permits (MEPs) covering (6,639.95 acres) or 10.37 square miles; Access is by Hwy 80, Davis Rd. and Wild West Road.

Twenty-nine (29) unpatented standard federal lode mining claims with an area of 604 acres located due east and southeast of the town of Tombstone, Arizona which defines the JABA (US) Inc. Walnut Creek Project that we hold under option with JABA (US) Inc. until that option expires on September 1, 2019.

Liberty Star has decided to not renew its lease and option of properties from JABA (US) Inc. in Arizona, USA. .

One lode claim block at East Silverbell also belonging to JABA (US) Inc. lies adjunct to ASARCO patented mining claims of the Silverbell mine, in Pima County about 40 miles NW of Tucson AZ.

Liberty Star has decided to not renew its lease and option of properties from JABA (US) Inc. in Arizona, USA.

JABA Optioned Claims
TS 129- 152
TS 163- 167
29 TS Claims- 604 acres

LIBERTY STAR

TOMBSTONE-AZ

Federal Unpatented Claims

Claim Names

HM 87-143

TS 168-176

Claim Acreage

57 HM Claims- 1095.18 acres

9 TS Claims- 99.5 acres

State Exploration Permits

MEP #	Acres	Date Due
08-119053	738.4	9/29/2019
08-119054	375.64	9/29/2019
08-119055	732.84	9/29/2019
08-119752	40	7/11/2019
08-118283	80	8/13/2019
08-119716	480	1/18/2020
08-119717	520	1/18/2020
08-120172	440	10/4/2019
08-120173	640	10/4/2019
08-120174	440	10/4/2019
08-120175	480	10/4/2019
08-120176	480	10/4/2019
08-120177	582.83	10/4/2019
08-120178	240	10/4/2019
08-120179	370.24	10/4/2019

15 State MEP’s totaling

6,639.95 acres

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

The Tombstone claims are undeveloped. However significant amounts of aeromagnetic surveys, IP (Induced Polarization Surveys), geologic mapping by the USGS and others, and geochemical surveys including soil, rock and vegetation sampling have been conducted at various times by various parties, over the last 60 years. When compiled and analyzed these various data suggest a compelling series of anomalies that are typical of buried, dirt and rock covered porphyry copper system(s). Below is a summary of prior exploration activities performed on our Tombstone claims: Technical Report: In mid-March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information was combined with historic technical reports going back to 1878 and more recent data up to August 2011 (the date of their reports). The three Technical Reports are entitled: (1) Walnut Creek Exploration Report, Tombstone District, Arizona –August 31, 2011, 147 pages; (2) The Tombstone Caldera South Exploration Report, Tombstone District, Arizona –August 31, 2011, 144 pages; and (3) Hay Mountain Exploration Report, Tombstone District, Arizona – August 31 2011, 155 pages. Because the Company’s stock does not trade on any Canadian stock exchanges, these three Technical Reports were not submitted to SEDAR, the electronic system for the official filing of documents by public companies and investment funds across Canada. These claims covered the entirety of historic productive area of the Tombstone mines which date to their discovery in 1877. However, before that report could be completed a competitor acquired a lease on those lands. These Technical Reports thoroughly summarize and illustrate the salient geotechnical data of the Tombstone Mining District covering about 250 square miles and present much data in computer map format. In such context, they analyze Liberty Star’s exploration programs as related to the entire area, make estimates and recommend execution of proposed Company exploration programs. Because of competitive pressure and the unique nature of the data which includes 40+ years of private report compilation by Mr. Briscoe, these reports are considered confidential. Geochemical sampling at the Hay Mountain Project: In 2011 and early 2012 we collected nearly 1,800 rock, soil and vegetation samples over 621 sample sites over approximately 14 square miles centered on the Hay Mountain property. These samples have been assayed for multiple elements generating many volumes of analyses. The samples were prepared by MEG Inc. and have been shipped to ALS Minerals (ALS-Chemex) a Certified (under NI 43-101 criteria and approved by regulatory processes) geochemical analysis lab in Vancouver, British Columbia. Assay results have been sent to our Tucson office and all assays have been received. Our geology team has generated computer analyses that allow interpretation of the data.

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

East Silverbell:

Located northwest of Tucson, Arizona, these claims currently are within the Ironwood Forest National Monument, which was established after the claims were staked and validated by numerous drill holes in addition to extensive technical studies. We plan to ascertain whether the East Silverbell claims possess commercially viable deposits of copper. We hold an option to explore 1 unpatented standard federal lode mining claim with an area of 20.68 acres located in the same region. The optioned mineral claims are owned by JABA US Inc., a corporation in which two of our directors are owners. On April 29, 2008 Liberty Star announced that it had leased, with an option to purchase, three properties from JABA US Inc. in Arizona, USA. The properties in Arizona, are part of the Tombstone (and the 26 claims) East Silverbell projects. Liberty Star has decided to not renew its lease and option of properties from JABA (US) Inc. in Arizona, USA.

JABA Optioned Properties
East Silverbell-AZ Claims
ESB 186
1 ESB Claim- 20.68 acres

Located approximately 30 miles northwest of Tucson, Arizona, 18 miles from the Avra Valley road off ramp and then 18 miles west, just north of that road on dirt roads (accessible with a 2-wheel drive vehicle), the claims currently are within the Ironwood Forest National Monument.

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

Liberty Star also uses professionally created video training to teach samplers the proper techniques of obtaining a representative sample whether it is soil, rock or vegetation and instruction on avoiding cross contamination between samples. After samples are collected, they are stored in a secure location under lock and key until they are shipped via FedEx or UPS using chain of custody guidelines to a professional sample prep lab in Washoe Valley, Nevada run by Shea Clark Smith, MSc/ Geochemist. Mr. Smith prepares the samples by crushing, mixing, pulverizing and homogenizing. Then a 200-gram sample is scientifically split for shipment to a Certified Assay Laboratory of each original sample. Standards, blanks and duplicates are added to the sample stream, including such Quality Assurance Quality Control (QA/QC) every 10th assay sample is re-assayed and a blind standard is inserted every tenth sample interval, before being sent to a certified assay lab using ICP-MS analysis the samples are randomized. Once Liberty Star gets the analysis data back from the laboratory, checks for quality assurance and control are made using data from the blanks, standards and duplicates. The results are sent to Liberty Star by email and a paper copy mailed for verification and as a permanent record. The data are then de- randomized and processed for interpretation by various software programs designed for the purpose.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink Tier of the OTC Markets and on the OTCBB under the symbol, “LBSR.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Trading in stocks quoted on the OTC Pink Open Market tier is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. Prior to January 14, 2016, our common stock was quoted on the OTCQB.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 31, 2019	$0.0005	$0.0002
October 31, 2019	$0.0011	$0.0003
July 31, 2019	$0.0019	$0.0009
April 30, 2019	$0.0016	$0.0009
January 31, 2018	$0.0021	$0.0011
October 31, 2017	$0.0028	$0.0012
July 31, 2017	$0.0049	$0.0018
April 30, 2017	$0.0040	$0.0013

Our transfer agent, The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of May 15, 2019, we had 4,294,858,120 shares of our common stock issued and outstanding, with 147 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing sale price for our common stock on May 13, 2019, as reported on the OTC Pink Open Market was $0.0015.

Recent Sales of Unregistered Securities

During the year ended January 31, 2019, the Company issued a total of 1,625,031,411 shares of our common stock for conversions of $518,552 of convertible notes payable at exercise prices ranging from $0.0002 to $0.0007.

During the year ended January 31, 2018, the Company issued 26,000,000 units to investors for total proceeds of $13,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.0007 and have a three-year term.

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

Overview

We are an exploration company engaged in the acquisition and exploration of mineral properties in the States of Arizona. Claims in the State of Arizona are located in the Tombstone Mining District, any one or more of which could potentially contain commercially viable quantities of minerals.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $890 and negative working capital of $1,695,505 as of January 31, 2019. We had cash inflows from financing activities of $346,893 for the fiscal year ended January 31, 2019. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $30,000 of this note for 45,454,544 shares of the Company’s common stock. As of January 31, 2018, we had $23,090 of principal and interest outstanding under this note. During the year ended January 31, 2019, the noteholder converted an aggregate of $23,339 of this note for 38,576,247 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On September 15, 2017, we received proceeds of $40,000, net of a $3,000 fee, under a convertible note dated September 15, 2017 (the “September 2017 Note”). The total principal under the September 2017 Note is $43,000, bears interest at 8% per annum, is due on September 13, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of January 31, 2018, we had $44,906 of principal and interest outstanding. During the year ended January 31, 2019, the noteholder converted an aggregate of $44,720 of this note for 61,825,722 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On October 18, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated October 18, 2017 (the “October 2017 Note”). The total principal under the October 2017 Note is $50,000, bears interest at 12% per annum, is due on October 18, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,693 of principal and interest outstanding. During the year ended January 31, 2019, the noteholder converted an aggregate of $54,261 of this note for 92,993,090 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On November 22, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated November 20, 2017 (the “November 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on November 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $54,134 of this note for 104,311,615 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On December 21, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated December 20, 2017 (the “December 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on December 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $54,146 of this note for 141,350,757 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On January 25, 2018, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated January 22, 2018 (the “January 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on January 22, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $54,692 of this note for 298,134,302 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $55,120 of this note for 123,062,822 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On March 26, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated March 26, 2018 (the “March 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on January 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $57,120 of this note for 159,445,163 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $44,720 of this note for 184,601,399 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On June 1, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated May 29, 2018 (the “May 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $44,720 of this note for 229,333,333 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On July 23, 2018, we received proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $31,581 of this note for 191,396,961 shares of the Company’s common stock, leaving a balance principal and accrued interest of $21,641 as of January 31, 2019.

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2019 and 2018, we also entered into certain private investment agreements pursuant to which we received a total of $13,000 and $228,334 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2019

We had a net loss of $1,305,252 for the fiscal year ended January 31, 2019 compared to net loss of $992,799 for the fiscal year ended January 31, 2018. Net loss increased by $312,453 due primarily to an increase in public relations costs of $183,188 due primarily to stock compensation accrued to an investor relations consultant during the year ended January 31, 2019, and an increase in interest expense of $204,444 due to an increase in convertible note conversions and the related amortization of debt discounts of the related derivative liability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2019 reflect financial information for the fiscal years ended January 31, 2019 and 2018.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2019 and 2018. Our accumulated deficit at January 31, 2019, was approximately $56 million and the net loss from operations for the fiscal year ended January 31, 2019 was $777,146. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2019. Our total stockholders’ deficit at January 31, 2019 was $1,693,766.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. and its subsidiaries (collectively, the “Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

May 16, 2019

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2019	January 31, 2018
Assets

Current:
Cash and cash equivalents	$890	$36,086
Prepaid expenses	7,044	14,220
Total current assets	7,934	50,306

Property and equipment, net	1,739	4,089
Total assets	$9,673	$54,395

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	708,877	399,121
Accounts payable to related party	52,332	34,798
Accrued wages to related parties	775,574	684,574
Notes payable to related parties	106,943	-
Convertible promissory note, net of debt discount of $20,584 and $9,716	1,057	261,996
Derivative liability	58,656	168,686
Total current liabilities	1,703,439	1,549,175

Total liabilities	1,703,439	1,549,175

Commitments and Contingencies (Note 13)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 4,097,457,393 and 2,446,425,982 shares issued and outstanding, respectively	40,975	24,464
Stock subscription receivable	-	(55,673)
Additional paid-in capital	54,708,186	53,674,104
Accumulated deficit	(56,442,927)	(55,137,675)
Total stockholders’ deficit	(1,693,766)	(1,494,780)

Total liabilities and stockholders’ deficit	$9,673	$54,395

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31
	2019	2018
Revenues	$-	$-
Expenses:
Geological and geophysical costs	45,121	54,124
Salaries and benefits	287,136	310,141
Public relations	209,216	26,028
Depreciation	2,360	4,377
Legal	18,233	59,080
Professional services	77,047	83,290
General and administrative	133,701	149,956
Travel	4,332	12,496
Net operating expenses	777,146	699,492
Loss from operations	(777,146)	(699,492)

Other income (expense):
Interest expense	(525,011)	(320,567)
Impairment of stock subscription receivable	(55,673)	-
Loss on settlement of accounts payable	-	(9,333)
Gain (loss) on change in fair value of derivative liability	52,578	36,593
Total other expense	(528,106)	(293,307)
Net loss	(1,305,252)	(992,799)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	2,966,157,698	2,164,394,190

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Stock	Additional		Total
	Common stock		subscription	paid-in	Accumulated	stockholders’
	Shares	Amount	receivable	capital	deficit	equity (deficit)
Balance, January 31, 2017	2,003,844,312	20,038	(55,673)	53,077,578	(54,144,876)	(1,102,933)
Issuance of common stock and warrants in private placement, net	24,964,736	250		57,750		58,000
Issuance of common shares for cash pursuant to investment agreement	92,609,558	926		169,408		170,334
Shares issued in exchange for services and accounts payable	25,241,904	252		56,829		57,081
Shares issued for conversion of notes	298,015,472	2,980		258,646		261,626
Resolution of derivative liabilities due to debt conversions				293,018		293,018
Reclass of APIC to derivative liabilities for tainted warrants				(250,998)		(250,998)
Exercise of common stock purchase warrants	1,750,000	18		4,882		4,900
Stock based compensation				6,991		6,991
Net loss for the year ended January 31, 2018					(992,799)	(992,799)
Balance, January 31, 2018	2,446,425,982	24,464	(55,673)	53,674,104	(55,137,675)	(1,494,780)
Issuance of common shares for cash pursuant to investment agreement	26,000,000	260		12,740		13,000
Shares issued for conversion of notes	1,625,031,411	16,251		502,301		518,552
Resolution of derivative liabilities due to debt conversions				519,041		519,041
Impairment of stock subscription receivable			55,673			55,673
Net loss for the year ended January 31, 2019					(1,305,252)	(1,305,252)
Balance, January 31, 2019	4,097,457,393	40,975	-	54,708,186	(56,442,927)	(1,693,766)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31
	2019	2018

Cash flows from operating activities:
Net loss	$(1,305,252)	$(992,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,360	4,377
Amortization of debt discount	467,133	265,229
Impairment of stock subscription receivable	55,673	-
Loss on settlement of accounts payable	-	9,333
(Gain) loss on change in fair value of derivative liabilities	(52,578)	(36,593)
Share-based compensation	-	6,991
Share-based payments for third party services	-	3,748
Changes in assets and liabilities:
Prepaid expenses	7,176	(10,510)
Other current assets	-	-
Accounts payable and accrued expenses	331,937	(716)
Accounts payable to related party	17,534
Accrued wages related parties	91,000	73,879
Accrued interest	25,121	26,871
Cash flows used in operating activities:	(359,896)	(650,190)

Cash flows from financing activities:
Proceeds from notes payable, related party	83,700	-
Proceeds from convertible promissory notes	228,000	448,000
Proceeds from the issuance of common stock, net of expenses	13,000	228,334
Proceeds from exercise of warrants	-	4,900
Net cash provided by financing activities	324,700	681,234

(Decrease) Increase in cash and cash equivalents	(35,196)	31,044
Cash and cash equivalents, beginning of period	36,086	5,042
Cash and cash equivalents, end of period	$890	$36,086

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$32,317	$25,699
Supplemental disclosure of non-cash items:
Related party loan advance - payment of Company expenses	$22,193	$-
Resolutions of derivative liabilities due to debt conversions	$521,801	$293,018
Warrants reclassed to derivative liabilities	$2,760	$250,998
Debt discounts due to derivative liabilities	$461,589	$247,299
Common stock issued for conversion of debt and interest	$518,552	$261,626
Shares issuance for settlement of accounts payable	$-	$44,000

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) is our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Until 2016 Big Chunk was engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. We renamed HMSP to Hay Mountain Holdings LLC (“HMH”) on March 5, 2019. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. On February 22, 2019, the Company registered the tradename ‘Liberty Star Minerals’ with the state of Arizona to be recognized as ‘doing business as’, or ‘d/b/a’ Liberty Star Minerals. We have not generated any revenues from operations.

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2019 and 2018, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options or the fair value of the services on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete, whichever is more readily determinable. The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2019 or 2018.

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

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for the tax year ended January 31, 2015 and prior.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended January 31, 2019 and 2018, the following number of potentially dilutive shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Year Ended January 31,
	2019	2018

Stock options outstanding	90,379,950	91,308,750
Warrants	154,414,489	141,414,489
Shares to be issued upon conversion of notes payable	132,441,607	36,041,322

Total	377,236,046	268,764,561

Newly Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company adopted this standard on February 1, 2019 and determined that the adoption had no significant impact on the Company’s consolidated financial position or results of operations.

In March 2016, FASB issued (“ASU”) 2016-09, Compensation – Stock Compensation – Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”). This guidance is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual periods. The Company adopted this standard on February 1, 2017 and determined that the adoption had no significant impact on the Company’s consolidated financial position or results of operations.

In June 2018, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This update applies to any entity that changes the terms or conditions of a stock-based payment award. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard on February 1, 2018 and determined that the adoption had no significant impact on the Company’s consolidated financial position or results of operations.

In July 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company early adopted this standard on February 1, 2018 and determined that the adoption had no significant impact on the Company’s consolidated financial position or results of operations.

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

NOTE 4 – Mineral claims

At January 31, 2019, we held a 100% interest in 95 standard federal lode mining claims located in the Tombstone region of Arizona. 29 federal lode mining claims are owned by JABA (US) Inc, an Arizona Corporation in which one of our directors, James A. Briscoe, controls JABA (US) Inc., and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well and 66 federal lode mining claims belong to Liberty Star Uranium & Metals Corp.

At January 31, 2019, we held Arizona State Land Department Mineral Exploration Permits covering 6,639.95 acres in the Tombstone region of Arizona.

At January 31, 2019, we held an option to explore 1 standard federal lode mining claim located in the East Silverbell region of northwest Tucson, Arizona. The mineral claims are owned by JABA (US) Inc., an Arizona Corporation in which one of our directors, James A. Briscoe, one of our directors, is an owner. The additional owner Dr. John Guilbert is now deceased and his ownership is part of his estate.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2019.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2019	January 31, 2018
Geology Equipment (3 to 7 years)	$264,744	$264,734
Vehicles and transportation equipment (5 years)	44,284	44,284
Office furniture and equipment (3 to 7 years)	85,363	85,363
	394,391	394,381
Less: accumulated depreciation and amortization	(392,652)	(390,292)
	$1,739	$4,089

Depreciation expense was $2,360 and $4,377 for the years ended January 31, 2019 and 2018, respectively.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2019	January 31, 2018

12% convertible note payable issued July 2017, due April 2018	$-	$23,090
8% convertible note payable issued September 2017, due September 2018	-	44,906
12% convertible note payable issued October 2017, due October 2018	-	51,693
12% convertible note payable issued November 2017, due November 2018	-	51,184
12% convertible note payable issued December 2017, due December 2018	-	50,691
12% convertible note payable issued January 2018, due January 2019	-	50,148
8% convertible note payable issued February 2018, due November 2018	-	-
8% convertible note payable issued March 2018, due January 2019	-	-
8% convertible note payable issued April 2018, due February 2019	-	-
8% convertible note payable issued May 2018, due March 2019	-
12% convertible note payable issued July 2018, due July 2019	21,641	-
	21,641	271,712
Less debt discount	(20,584)	(9,716)
Less current portion of convertible notes	(1,057)	(261,996)
Long-term convertible notes payable	$-	$-

On July 27, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated July 26, 2017 (the “July 2017 Note”). The total principal under the July 2017 Note is $50,000, bears interest at 12% per annum, is due on April 26, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2018, the noteholder converted an aggregate of $30,000 of this note for 45,454,544 shares of the Company’s common stock. As of January 31, 2018, we had $23,090 of principal and interest outstanding under this note. During the year ended January 31, 2019, the noteholder converted an aggregate of $23,339 of this note for 38,576,247 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On September 15, 2017, we received proceeds of $40,000, net of a $3,000 fee, under a convertible note dated September 15, 2017 (the “September 2017 Note”). The total principal under the September 2017 Note is $43,000, bears interest at 8% per annum, is due on September 13, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price of 65% of the lowest weighted average market price during the previous 10 trading days to the date of conversion. As of January 31, 2018, we had $44,906 of principal and interest outstanding. During the year ended January 31, 2019, the noteholder converted an aggregate of $44,720 of this note for 61,825,722 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On October 18, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated October 18, 2017 (the “October 2017 Note”). The total principal under the October 2017 Note is $50,000, bears interest at 12% per annum, is due on October 18, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. As of January 31, 2018, we had $51,693 of principal and interest outstanding. During the year ended January 31, 2019, the noteholder converted an aggregate of $54,261 of this note for 92,993,090 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On November 22, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated November 20, 2017 (the “November 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on November 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $54,134 of this note for 104,311,615 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On December 21, 2017, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated December 20, 2017 (the “December 2017 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on December 20, 2018, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $54,146 of this note for 141,350,757 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On January 25, 2018, we received proceeds of $48,000, net of a $2,000 fee, under a convertible note dated January 22, 2018 (the “January 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, is due on January 22, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $54,692 of this note for 298,134,302 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On February 23, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $55,120 of this note for 123,062,822 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On March 26, 2018, we received proceeds of $50,000 from the issuance of a convertible note dated March 26, 2018 (the “March 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on January 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $57,120 of this note for 159,445,163 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On April 25, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $44,720 of this note for 184,601,399 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On June 1, 2018, we received proceeds of $40,000 from the issuance of a convertible note dated May 29, 2018 (the “May 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $44,720 of this note for 229,333,333 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On July 23, 2018, we received proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $31,581 of this note for 191,396,961 shares of the Company’s common stock, leaving a balance principal and accrued interest of $21,641 as of January 31, 2019.

During the years ended January 31, 2019 and 2018, the Company recorded debt discounts of $461,589 and $247,299, respectively, due to the derivative liabilities, and original issue debt discounts of $14,000 and $25,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $467,133 and $265,229 for the years ended January 31, 2019 and 2018, respectively.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the years ended January 31, 2019 and 2018, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of January 31, 2019:

●	The stock projections are based on the historical volatilities for each date. These ranged in the 144-166% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2019 of $28,349 for newly granted and existing warrants (see note 10) that were tainted and a derivative liability of $30,307 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $90,204 and a debt discount of $461,589 which is being amortized over the remaining term of the note using the effective interest rate method and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended January 31, 2019, was $442,396. Additionally, $22,324 of original issuance cost was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 6). The remaining unamortized debt discount related to the derivative liability was $19,651 as of January 31, 2019. The Company recorded the change in the fair value of the derivative liability as a gain of $142,782 to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2019. The Company also recorded a reclassification from equity to derivative liability of $2,760 for warrants becoming untainted and a reclassification from derivative liability to equity of $521,801 due to conversion of the Company’s convertible notes.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2019	2018
Beginning balance	$168,686	$-
Total (gains) losses	(52,578)	(36,593)
Settlements	(519,041)	(293,018)
Additions	461,589	498,297
Ending balance	$58,656	$168,686

Change in unrealized (gains) losses included in earnings relating to derivatives as of January 31, 2019 and 2018	$(52,578)	$(36,593)

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

Common Stock Issued During the Year Ended January 31, 2019

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2018. During the year ended January 31, 2019 the Company determined that this receivable was impaired and reduced the balance to $0, resulting in a loss of $55,673.

During the year ended January 31, 2019, the Company issued a total of 1,625,031,411 shares of our common stock for conversions of $518,552 of convertible notes payable at exercise prices ranging from $0.0002 to $0.0007.

During the year ended January 31, 2019, the Company issued 26,000,000 units to investors for total proceeds of $13,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.0007 and have a three-year term.

As of January 31, 2019, the Company was in the process of negotiating an agreement to settle a liability for investor relation services with a consultant amounting to $213,000 in exchange for approximately 30 million shares of the Company’s common stock. These shares have not yet been issued as of the date of this filing and the $213,000 is reflected in accounts payable and accrued liabilities as of January 31, 2019.

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2019 and 2018 are 8,328,800 and 7,500,000, respectively. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2019 and 2018 are 212,500 and 112,500, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2019 and 2018 are 41,250 and 41,250.

The Company did not issue incentive stock options during the year ended January 31, 2019 or 2018.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2019 and 2018. Incentive stock options to employees and directors outstanding at January 31, 2019 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2017	97,392,450	$0.034	4.48	$-

Granted	-	-
Cancelled	(7,537,500)	0.042
Exercised	-	-
Outstanding, January 31, 2018	89,854,950	$0.034	3.56	$-

Granted	-	-
Cancelled and/or forfeited	(100,000)	0.880
Exercised	-	-
Outstanding, January 31, 2019	89,754,950	$0.033	2.56	$-

Exercisable, January 31, 2019	89,754,950	$0.033	2.56	$-

The aggregate intrinsic value is calculated based on the stock price of $0.0003 and $0.0020 per share as of January 31, 2019 and 2018, respectively.

Share-based compensation expense is reported in our consolidated statements of operations as follows:

	January 31, 2019	January 31, 2018
Geological and geophysical costs	$-	$2,947
Salaries and benefits	-	2,947
Investor relations	-	1,097
General and administrative	-	-
	$-	$6,991

At January 31, 2019, there was $0 of unrecognized share-based compensation for all share-based awards outstanding.

Non-qualified stock options to non-employee consultants and vendors outstanding as of January 31, 2019 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2017	1,453,800	$0.017	2.66	$-
Granted	-	-
Expired	-	-
Outstanding, January 31, 2018	1,453,800	$0.017	1.66	$-
Granted	-	-
Expired	(828,800)	0.003
Outstanding, January 31, 2019	625,000	$0.036	1.82	$-

Exercisable, January 31, 2019	625,000	$0.036	1.82	$-

The aggregate intrinsic value is calculated based on the stock price of $0.0003 and $0.0020 per share as of January 31, 2019 and 2018, respectively.

During the years ended January 31, 2019 and 2018, we recognized $0 and $6,991 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

NOTE 10 – Warrants

As of January 31, 2019, there were 154,414,489 whole share purchase warrants outstanding and exercisable. The warrants have a three-year term, a weighted average remaining life of 1.63 years and a weighted average exercise price of $0.005 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2019 and 2018 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share

Outstanding, January 31, 2017	130,682,120	$0.006
Issued	12,482,369	0.003
Expired	-	-
Exercised	(1,750,000)	0.003

Outstanding, January 31, 2018	141,414,489	$0.006
Issued	13,000,000	0.0007
Expired	-	-
Exercised	-	-
Outstanding, January 31, 2019	154,414,489	0.005

Exercisable, January 31, 2019	154,414,489	0.005

The weighted average intrinsic value for warrants outstanding was $0 as of January 31, 2019 and 2018.

NOTE 11 – Income taxes

As of January 31, our deferred tax asset is as follows:

	January 31, 2019	January 31, 2018
Deferred Tax Assets	$6,535,000	$6,258,000
Less Valuation Allowance	(6,535,000)	(6,258,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase of $277,000 during the year ended January 31, 2019 primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2019, our estimated net operating loss carry-forward is approximately $31 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 net operating loss under the Tax Cuts and Jobs Act.

We have identified our federal and Arizona state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are the tax years ended January 31, 2016 through January 31, 2019. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

NOTE 12 – Related party transactions

We were a party to the following transactions with related parties during the year ended January 31, 2019:

We rented an office from James Briscoe, our Chief Geologist, & Scientific Advisor and former Chairman of the Board, CEO, CFO and President, on a month-to-month basis for $522 per month. The total rent expense related to this office was approximately $6,264 for the years ended January 31, 2019 and 2018. A total of $2,996 was due as of January 31, 2019. This office rental was discontinued as of January 11, 2019.

At January 31, 2019, we had a balance of accrued unpaid wages of $759,949 to James Briscoe. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President. We had a balance of accrued unpaid wages of $31,137 to Patricia Madaris, CFO.

At January 31, 2019, we had a balance of $13,325 due to the spouse of James Briscoe.

We have an option to explore 1 standard federal lode mining claim at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James A. Briscoe, the Company’s Chief Geologist, & Scientific Advisor controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We are required to pay annual rentals to maintain the claims in good standing. We paid $4,650 in rental fees to maintain these mineral claims during the year ended January 31, 2019 until September 1, 2019. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021, The Company will not be renewing this option when it expires on September 1, 2019.

At January 31, 2019, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

During the year ended January 31, 2019, the Company received advances of $73,193 from a director under a promissory note dated October 31, 2018, due October 31, 2019, with interest at 10%. We also received advances of $22,700 from another director under a promissory note dated December 20, 2018, due January 31, 2020, with interest at 10%. We also received an advance of $10,000 from James Briscoe under a promissory note dated September 17, 2018, due September 17, 2019 with interest at 10%. As of January 31, 2019, the total balance of these notes was $106,943, which includes accrued interest of $1,050.

We were a party to the following transactions with related parties during the year ended January 31, 2018:

We rented an office from James Briscoe, our Chief Geologist, & Scientific Advisor and former Chairman of the Board, CEO, CFO and President, on a month-to-month basis for $522 per month. The total rent expense related to this office was $6,264 for the year ended January 31, 2018. No amount was due as of January 31, 2018.

At January 31, 2018, we had a balance of accrued unpaid wages of $668,949 to James Briscoe. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We had an option to explore 26 standard federal lode mining claim at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James A. Briscoe, a Company director, controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We are required to pay annual rentals to maintain the claims in good standing. We paid $8,525 in rental fees to maintain these mineral claims during the year ended January 31, 2018. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021.

At January 31, 2018, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

NOTE 13 – Commitments and Contingencies

We are required to pay annual rentals for our federal lode mining claims for the North Pipes project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals of $1,705 for the period from September 1, 2017 to September 1, 2018 have been paid. After much consideration we determined not to retain North Pipes Super Project claims. We may revisit NPSP in the future depending on moratorium changes.

We were required to pay annual rentals for the JABA (US) Inc. federal lode mining claim for our East Silverbell project in the State of Arizona under our lease option agreement The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rental is $155 per claim. The rentals of $155 for the period from September 1, 2018 to September 1, 2019 have been paid. The annual rentals due by September 1, 2019 of $155 are required to maintain the East Silverbell claims are for the period from September 1, 2019 through September 1, 2020 have not been paid. There is no requirement for annual assessment or exploration work on the federal lode mining claims. There are no royalties associated with the federal lode mining claims.  The Company will not be renewing this option when it expires on September 1, 2019.

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $155 per claim. The rentals due by September 1, 2019 for the period from September 1, 2019 through September 1, 2020 of $10,230 have not been paid yet, but we plan to pay when due.

The 29 Federal lode mining claims for Tombstone Project Walnut Creek under the JABA option agreement have been paid for September 1, 2018 through September 1, 2019 for $4,495.  The annual rentals are $155 per claim.  The rentals due by September 1, 2019 for the period from September 1, 2019 through September 1, 2020 have not been paid and the Company will not be renewing this option when it expires on September 1, 2019.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 6,639.95 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $15,926.88.

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018. We rented month-to-month for $2,230 from September 30, 2018 through the year ended January 31, 2019.  Subsequently, we moved out of the Pima Office as part of our cost reduction plan and rent a storage space for $45 per month in Tombstone, AZ.

NOTE 14 – Fair value of financial instruments

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at January 31, 2019	$58,656	-	-	$58,656
Warrant and convertible note derivative liability at January 31, 2018	$168,686	-	-	$168,686

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

NOTE 15 – Subsequent events

On April 12, 2019, we received proceeds of $50,000 from the issuance of a convertible note dated April 10, 2019. The note bears interest at 8%, includes OID of $3,000, matures on February 28, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the market price of the average of the lowest 5 trading prices of the Company’s common stock during the 10 trading days prior to conversion.

In February and March 2019, we received aggregate proceeds of $3,500 under the promissory note with Brett Gross.

In February and March 2019, we received aggregate proceeds of $18,500 under the promissory note with Pete O’Heeron.

On February 8, 2019, we received proceeds of $10,000 under an unsecured promissory note dated March 11, 2019 with a noteholder. The note bears interest at 10% and is due on March 11, 2020.

In February 2019, we issued a total of 197,400,727 shares of our common stock for conversions of convertible debt totaling $21,714.

On April 11, 2019, the Company formed a new subsidiary named Earp Ridge Mines, LLC.

On April 30, 2019, the Company’s board of directors voted to extend all warrants expiring in May 2019 by three years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of January 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the year ended January 31, 2019 other than the change of our Principal executive officer

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
Brett Gross James A. Briscoe	President & CEO, Director Former Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, as of December 7, 2018 Chief Geologist & Scientific Advisor, Director	59 77	October 20, 2014 February 3, 2004
Keith Brill	Director (resigned as of December 3, 2018)	41	December 23, 2009
Peter O’Heeron	Chairman of the Board, Secretary and Treasurer.	55	September 6, 2012
Patricia Madaris	Chief Financial Officer, VP Finance	67	May 8, 2015
Gene Streety	Director	89	August 27, 2018
Bradley Munroe	Director	77	August 27, 2018

Business Experience

Brett Gross. Mr. Gross joined the board in 2014. Mr. Gross has served as Arbitrator with the American Arbitration Association, Chief Legal Counsel with MasTec Power Corp., Vice President and Regional Managing Attorney for URS Energy & Construction, Inc., an AECOM company, fka Washington Group International, Inc. since August 2005. Mr. Gross is a mining engineer (BS, Ohio State University, 1982; MS, Virginia Polytechnic Institute, 1988; PE, Colorado and Alabama) and attorney (JD, University of Denver, 2001) with over 30 years of experience, both domestic and international. His work experience includes surface and underground mining operations, engineering, and delivery of construction mega-projects across multiple industrial and commercial markets, and the practice of law related to each of these sectors. Mr. Gross brings a combination of professional skills that benefits every aspect of our business. Mr. Gross’ engineering career began at Virginia Tech, with research focused on rock mechanics and the stability of underground openings, particularly the phenomenon of “coal bumps” and “rock bursts,” and studying methods to monitor stress changes in the longwall barrier pillar during the onset of the active longwall face. The ensuing years of his career have been intimately involved with a broad spectrum of engineering, operations, management and project delivery. Since 2002, Mr. Gross has practiced law both in private practice and as in-house counsel, negotiating and closing complex deals with what today is among the largest engineering and construction firms in the United States. Mr. Gross was elected as President and Chief Executive Officer on December 7, 2018.

We believe Mr. Gross is qualified to serve on our board of directors because of his education and business experience as described above.

James A. Briscoe. Mr. Briscoe was appointed as our Chief Executive Officer, President and Chairman of the Board in 2004 and Chief Financial Officer in 2008. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. From 1996 to 2005, Mr. Briscoe was the Vice President of Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe is also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. He was also the President of Compania Minera JABA, S.A. de C.V. in Mexico. Compania Minera JABA, S.A. de C.V. is no longer active and is in the process of dissolution. Mr. Briscoe was succeeded as Chief Executive Officer, President and Chairman of the Board on December 7, 2018 and now serves as a director and the Company’s Chief Geologist and Scientific Advisor.

We believe Mr. Briscoe is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his extensive experience in the industry.

Keith Brill. Mr. Brill was appointed as one of our directors in, 2009. Mr. Brill received an International Master of Business Administration (IMBA) from the Moore School of Business, University of South Carolina in 2005. He graduated from the South Carolina Honors College, University of South Carolina in 2003 with a Bachelor of Science, magna cum laude, major in Economics and Finance, minor in Spanish. Mr. Brill has been a management consultant with PA Consulting Group, Inc., a leading global consulting firm, since 2004. He has provided multinational Fortune 500 companies with consulting advice on topics including cost reduction, operational efficiency, and IT strategy. Mr. Brill has extensive experience in conducting ROI analysis, developing business cases, and providing strategic financial advice on major business transformation programs. Keith Brill stepped down as a Board Director for Liberty Star Uranium & Metals in 2018.

Peter O’Heeron. Mr. O’Heeron joined the board in 2012. Mr. O’Heeron leads an operational investment group which identifies early stage opportunities in the medical field with strong intellectual property positions. Through his 20+ years of medical product development experience, Mr. O’Heeron brings together the resources from strategic disciplines necessary to commercialize unique technologies. Prior to founding Advanced Medical Technologies LLC, Mr. O’Heeron founded NeoSurg Technologies, Inc. to develop a minimally invasive access system. As a result of his efforts, NeoSurg Technologies was successful in developing the T2000 Minimally Invasive Access System, the world leader in reposable surgical instrumentation. Mr. O’Heeron completed the sale of NeoSurg Technologies to CooperSurgical in 2005. Mr. O’Heeron graduated from Texas State University with a BS in Healthcare Administration and a minor in Business Administration. He received his Masters in Healthcare Administration from the University of Houston. Mr. O’Heeron currently holds 5 patents and has 4 patents pending. Mr. O’Heeron was elected Chairman of the Board on December 7, 2018, and Secretary and Treasurer on January 11, 2019.

We believe Mr. O’Heeron is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working with our company as described above, in addition to his education and business experience as described above. He also catalyzed a negotiation with Northern Dynasty which benefited the company by millions of dollars.

Patricia Madaris. Ms. Madaris has served as our VP Finance since May 2015. Prior to that time, Ms. Madaris served as the Executive Assistant to our CEO and Board of Directors since 2011. Since beginning her work at our company, she has proven to be beneficial in facilitating many areas of our public company, working to engage, negotiate, and close financings, and overseeing and working actively in financial reporting, and projected budgeting for ongoing operations. She has also worked as an accountant/manager for corporations in Arizona, Florida, and California since 2005. Ms. Madaris has a Bachelor’s of Science Degree from Indiana Wesleyan University, graduating Summa Cum Laude. Ms. Madaris also holds an MBA graduating with highest honors in February 2017. Ms. Madaris was elected as Chief Financial Officer on January 11, 2019.

V.E. (Gene) Streety. Mr. Streety graduated in January 1954 from Florida State University with a BS in political science, and immediately started work as an assistant to the campaign manager in a successful governor’s campaign in the State of Florida. Later, he received an appointment on the staff of US congressman Bob Sikes in Washington D.C., returning to Tallahassee after 14 months. Mr. Streety is currently a Licensed Real Estate Broker working as such for over 50 years. At one time, he was a Florida Licensed Securities agent working on Private Placement for small businesses involving real estate. He worked as a Land Developer and investment real estate broker for the preponderance of his career. He also spent 14 years with the City of Tallahassee retiring there in 1998 as Real Estate Administrator managing the Division of Real Estate. He has additionally worked on mineral rights leases having been partners with a petroleum geologist working together securing mineral rights leases. Mr. Streety was one of the Founders/directors of a local bank, which was later sold to a regional bank. He has belonged to several boards throughout the years; was a member of the Chamber of Commerce and Civic boards. Throughout his career he has served in several Tallahassee area Presbyterian churches in such roles as church treasurer, church school teacher, deacon, and elder.

We believe Mr. Streety is qualified to serve on our board of directors because of his extensive business experience and education as described above.

W. Bradley Munroe. Mr. Munroe holds a B.S., Economics and Political Science from Florida State University, Tallahassee, Florida (1964), and is an attorney, (J.D., 1967, University of Florida, Gainesville, Florida) and AV Rated Lawyer by Martindale Hubbell. Mr. Munroe is a licensed Florida attorney admitted to practice before state and federal courts. Mr. Munroe’s experience as an attorney is extensive with a private law practice from 1970 to present. Emphasis on trial practice related to personal injury, wrongful death, products liability, workers’ compensation, commercial and construction law; and representation of building trades industries, and commercial real estate transactions and community bank. He has served as a Municipal Judge, a Staff Attorney for Florida Department of Commerce, a Staff Attorney, Governor Claude Kirk, an Assistant City Attorney, Tallahassee, Florida, Certified Civil and Family Law Mediator, and miscellaneous former lobbyist for numerous state associations. Mr. Munroe also is a Licensed Florida Real Estate Broker. Other Professional Experience includes Owner and operator of various business operations, including: Banking, Construction Company, Real Property Title Abstract Company – RV Park, and Marina. Mr. Munroe has also worked as a real estate investor. He has also served as receiver and trustee in bankruptcy in federal court. Mr. Munroe holds Memberships in all state and (Legal) local bar associations, the Florida Justice Association (Trial Lawyers), and is a member of the Episcopal Church, Exchange Club, Tallahassee Builders Association, Cotillion Club, and Colonels Club in Florida.

We believe Mr. Munroe is qualified to serve on our board of directors because of his extensive education and business experience as described above.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held 11 formal   meetings during the fiscal year ended January 31, 2019.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2019. Shareholders may contact our current President, Brett Ivan Gross, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2019 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2019, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2019, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2019 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
James A. Briscoe, former Chief Executive Officer,	2019	129,500	0	0	0	0	0	0	$129,500
Chief Financial Officer and President	2018	148,000	0	0	0	0	0	0	$148,000

(1)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at January 31, 2019

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James A. Briscoe	52,500,000	0	0	$0.038	8/10/2020	0	0	0	0

	6,879,950	0	0	$0.003	10/11/2026	0	0	0	0

COMPENSATION PLANS

As of January 31, 2019, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

No options were granted during the fiscal years ended January 31, 2019 and 2018, respectively.

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

No compensation was paid to or earned by any director in his capacity as a director, during the fiscal year ended January 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on May 1, 2018 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 4,294,858,120 shares of common stock issued and outstanding as of May 15, 2019, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
James A. Briscoe	67,213,274	(2)	1.54%
Estate of John Guilbert (deceased)	15,007,500	(3)	*
Keith Brill	2,500,000	(3)	*
Peter O’Heeron	10,806,633	(4)	*
Brett Gross	74,858,600	(5)	1.73%
Patricia Madaris	2,250,000	(3)	*
Bradley Munroe	46,016,549	(6)	1.07%
Gene Streety	1,615,000	(7)
Directors and Executive Officers as a Group (7 persons)	220,267 ,556		4.96%

(1)	Based on 4,294,858,120 shares of common stock issued and outstanding as of May 15, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes: (i) 59,379,950 incentive stock options that are currently exercisable, (ii) 2,822,912 common stock purchase warrants that are currently exercisable, and (iii) 2,187,500 shares held by Alaska Star Minerals LLC, which is wholly owned by Mr. Briscoe.

(3)	This amount represents incentive & non-qualified stock options that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 7,000,000 incentive stock options and 677,507 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(5)	This amount includes 39,655,742 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(6)	This amount includes 33,537,686 shares of common stock and 12,478,863 purchase warrants that are currently exercisable or exercisable within 60 days.

(7)	This amount includes 1,615,000 shares of common stock issued and owed.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2018, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	90,379,950	$0.033	-
Equity Compensation Plans Not Approved by Security Holders	-	N/A	-
Total	90,379,950	$0.033	-

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

Director Independence

Our board of directors consists of the four directors: James A. Briscoe, Keith Brill, Peter O’Heeron and Brett Gross. Our common stock is quoted on the OTC Pink Open Market operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors consisting of Keith Brill, Peter O’Heeron and Brett Gross.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended January 31, 2019 and 2018.

	Fiscal Year Ended January 31,
	2019	2018
Audit Fees	$28,000	$33,320
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$28,000	$33,320

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

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 16, 2019	By:	/s/ Brett Gross
Brett Gross
Chief Executive Officer and President

Dated: May 16, 2019	By:	/s/ Patricia Madaris
Patricia Madaris
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brett Gross as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brett Gross	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board (principal executive officer)	May 16, 2019
Brett Gross

/s/ Patricia Madaris	(principal financial officer and principal accounting officer)	May 16, 2019
Patricia Madaris

/s/ James Briscoe	Director	May 16, 2019
James Briscoe

/s/ Peter O’Heeron	Director	May 16, 2019
Peter O’Heeron

/s/ V.E. “Gene” Streety	Director	May 16, 2019
V.E. “Gene” Streety

/s/ W. Bradley Munroe	Director	May 16, 2019
W. Bradley Munroe

