Form 10-Q
period 2019-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2019-06-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50071

LIBERTY STAR URANIUM & METALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	90-0175540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 East Congress Street Ste. 900, Tucson, Arizona	85701
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,294,858,120 shares as of June 14, 2019.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2019	2019
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$17,511	$890
Prepaid expenses	6,679	7,044
Total current assets	24,190	7,934

Property and equipment, net	1,246	1,739
Total assets	$25,436	$9,673

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	689,435	708,877
Accounts payable to related party	51,119	52,332
Accrued wages to related parties	811,711	775,574
Note payable	10,132	-
Notes payable to related parties	133,345	106,943
Convertible promissory note, net of debt discount of $1,888 and $20,584	51,460	1,057
Derivative liability	-	58,656
Total current liabilities	1,747,202	1,703,439

Total liabilities	1,747,202	1,703,439

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 4,294,858,120 and 4,097,459,393 shares issued and outstanding, respectively	42,949	40,975
Additional paid-in capital	54,791,044	54,708,186
Accumulated deficit	(56,555,759)	(56,442,927)
Total stockholders’ deficit	(1,721,766)	(1,693,766)

Total liabilities and stockholders’ deficit	$25,436	$9,673

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 30
	2019	2018
Revenues	$-	$-
Expenses:
Geological and geophysical costs	600	2,712
Salaries and benefits	35,489	79,213
Public relations	-	214,150
Depreciation	493	635
Legal	-	6,794
Professional services	24,784	14,131
General and administrative	14,393	59,102
Travel	-	2,796
Net operating expenses	75,759	379,533
Loss from operations	(75,759)	(379,533)

Other income (expense):
Interest expense	(32,611)	(103,293)
Impairment of stock subscription receivable	-	(55,673)
Gain (loss) on change in fair value of derivative liability	(4,462)	(10,881)
Total other expense	(37,073)	(169,847)
Net loss	(112,832)	(549,380)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	4,234,972,506	2,500,151,550

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended April 30, 2019 and April 30, 2018

(Unaudited)

			Stock	Additional		Total
	Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2019	4,097,457,393	40,975	-	54,708,186	(56,442,927)	(1,693,766)
Shares issued for conversion of notes	197,400,727	1,974		19,740		21,714
Resolution of derivative liabilities due to debt conversion and untainted warrants	-	-	-	63,118	-	63,118
Net loss for the three months ended April 30, 2019	-	-	-	-	(112,832)	(112,832)
Balance, April 30, 2019	4,294,858,120	42,949	-	54,791,044	(56,555,759)	(1,721,766)

			Stock	Additional		Total
	Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2018	2,446,425,982	24,464	(55,673)	53,674,104	(55,137,675)	(1,494,780)
Shares issued for conversion of notes	136,765,605	1,368	-	86,691	-	88,059
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	80,044	-	80,044
Impairment of stock subscription receivable	-	-	55,673	-	-	55,673
Net loss for the three months ended April 30, 2018	-	-	-	-	(549,380)	(549,380)
Balance, April 30, 2018	2,583,191,587	25,832	-	53,840,839	(55,687,055)	(1,820,384)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 30
	2019	2018

Cash flows from operating activities:
Net loss	$(112,832)	$(549,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	493	635
Amortization of debt discount	21,696	85,554
Impairment of stock subscription receivable	-	55,673
(Gain) loss on change in fair value of derivative liability	4,462	10,881
Changes in assets and liabilities:
Prepaid expenses	365	8,338
Accounts payable and accrued expenses	(19,442)	228,638
Accounts payable to related party	(1,213)
Accrued wages related parties	36,137	16,000
Accrued interest	4,955	10,790
Cash flows used in operating activities:	(65,379)	(132,871)

Cash flows from financing activities:
Proceeds from note payable	10,000	-
Proceeds from notes payable, related parties	22,000	-
Proceeds from convertible promissory notes	50,000	140,000
Net cash provided by financing activities	82,000	140,000

Increase in cash and cash equivalents	16,621	7,129
Cash and cash equivalents, beginning of period	890	36,086
Cash and cash equivalents, end of period	$17,511	$43,215

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$5,961	$6,950
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions and untainted warrants	$63,118	$80,044
Debt discounts due to derivative liabilities	$-	$90,347
Common stock issued for conversion of debt and interest	$21,714	$88,059

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2019 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2019 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at April 30, 2019	$-	-	-	$-
Warrant and convertible note derivative liability at January 31, 2019	$58,656	-	-	$58,656

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible notes payable, and derivative liability. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the derivative liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the derivative liability are reported in other income (expense) as gain (loss) on change in fair value of derivative liability.

NOTE 4 – Related party transactions

We rented an office from Jim Briscoe, our Chief Geologist and former Chairman of the Board, CEO, CFO and President, on a month-to-month basis for $522 per month through December 31, 2018. The total rent unpaid was $2,996 as of April 30, 2019. This lease was discontinued as of January 11, 2019.

At April 30, 2019, we had a balance of accrued unpaid wages of $759,949 to Jim Briscoe. We had a balance of accrued unpaid wages of $36,137 to Patricia Madaris, CFO. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We have an option to explore 1 standard federal lode mining claim at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James A. Briscoe, the Company’s Chief Geologist, & Scientific Advisor controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We are required to pay annual rentals to maintain the claims in good standing. We paid $4,650 in rental fees to maintain these mineral claims until September 1, 2019 during the year ended January 31, 2019. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021, The Company will not be renewing this option when it expires on September 1, 2019.

At April 30, 2019, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

At April 30, 2019, we had a balance of $13,325 due to the spouse of James Briscoe, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

During the three months ended April 30, 2019, the Company received advances of $22,000 from directors under promissory notes due in February 2020, with interest at 10%. Additionally, the Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, due September 17, 2019, with interest at 10%. As of April 30, 2019, the total balance of these notes was $133,345, which includes accrued interest of $5,453.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at April 30, 2019 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2019	89,754,950	$0.033
Granted	—	—
Expired	(2,500,000)	0.038
Exercised	—	—
Outstanding, April 30, 2019	87,254,950	$0.033

Exercisable, April 30, 2019	87,254,950	$0.033

These options had a weighted average remaining life of 2.35 years and an aggregate intrinsic value of $0 as of April 30, 2019.

Non-qualified stock options to non-employee consultants and vendors outstanding at April 30, 2019 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2019	625,000	$0.036
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, April 30, 2019	625,000	$0.036

Exercisable, April 30, 2019	625,000	$0.036

These options had a weighted average remaining life of 1.58 years and an aggregate intrinsic value of $0 as of April 30, 2019.

During the three months ended April 30, 2019, we recognized $0 of compensation expense related to incentive and non-qualified stock options granted to officers, employees and consultants.

NOTE 6 – Warrants

As of April 30, 2019, there were 154,414,489 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.52 years and a weighted average exercise price of $0.005 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of April 30, 2019.

Stock warrants outstanding at April 30, 2019 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2019	154,414,489	$0.005
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding, April 30, 2019	154,414,489	$0.005

Exercisable, April 30, 2019	154,414,489	$0.005

The Company issued no warrants during the three months ended April 30, 2019.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the year ended January 31, 2019, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 166% to 181% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the three months ended April 30, 2019 of $0 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $0 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $0 which is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the three months ended April 30, 2019, was $19,651. Interest expense related the amortization of the original issuance costs under the notes was $2,045. Additionally, $0 of original issuance cost was charged to interest expense as a result of the conversion of a portion of the underlying debt instrument (See Note 8). The remaining unamortized debt discount related to the derivative liability was $0 as of April 30, 2019. The Company recorded the change in the fair value of the derivative liability as a loss of $4,462 to reflect the value of the derivative liability for warrants and convertible notes as of April 30, 2019. The Company also recorded a reclassification from derivative liability to equity of $40,905 for warrants becoming untainted and $22,213 due to the conversions of a portion of the Company’s convertible notes.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Three months ended April 30,
	2019	2018
Beginning balance	$58,656	$168,686
Total losses on fair value change of derivative liability	4,462	10,881
Settlements	(63,118)	(80,044)
Additions recognized as debt discount	-	90,347
Ending balance	$-	$189,870

NOTE 8 – Convertible promissory notes and note payable

Following is a summary of convertible promissory notes:

	April 30, 2019	January 31, 2019

12% convertible note payable issued July 2018, due July 2019	-	21,641
8% convertible note payable issued April 2019, due February 2020	53,348	-
	53,348	21,641
Less debt discount	(1,888)	(20,584)
Less current portion of convertible notes	(51,460)	(1,057)
Long-term convertible notes payable	$-	$-

On July 23, 2018, we received net proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the three months ended April 30, 2019, the noteholder converted an aggregate of $21,714 of the remaining balance of this note for 197,400,727shares of the Company’s common stock, leaving a balance of $0 as of April 30, 2019.

On April 12, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated April 10,2019 (the “April 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 28, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the three months ended April 30, 2019 and 2018, the Company recorded debt discounts of $0 and $90,347, respectively, due to the derivative liabilities, and original issue debt discounts of $3,000 and $9,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $21,696 and $85,554 for the three months ended April 30, 2019 and 2018, respectively.

Note payable:

In March, 2019, the Company received proceeds of $10,000 from a third-party under a promissory note due in March 2020, with interest at 10%. The total balance of the note was 10,132 as of April 30, 2019, which includes accrued interest of $132.

NOTE 9 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

Between February 2014 and July 2014, pursuant to the investment agreement with KVM, KVM purchased 34,214,226 shares for $456,924, of which $55,673 is still owed to the Company and is reflected as a stock subscription receivable as of January 31, 2018. On April 30, 2018, the Company determined that this receivable was impaired and reduced the balance to $0, resulting in a loss of $55,673.

During the three months ended April 30, 2019, the Company issued a total of 197,400,727 shares of our common stock for conversions of $21,714 of convertible notes payable at an exercise price of $0.00011.

As of April 30, 2019, the Company has accrued $213,000 in accounts payable and accrued liabilities for services due an investor relations consultant for services provided in prior years.  The Company expects to issue shares of its common stock to this consultant in June 2019 at a price of $0.0071 per share to satisfy the amount owed.

NOTE 10 – Commitments and contingencies

The Company entered into a 24-month office lease at 5232 E Pima Street, Suite D, Tucson, Arizona, effective October 1, 2016 through September 30, 2018, with a base rent of $2,100 per month through September 30, 2017 and then $2,163 per month through September 30, 2018. We rented month-to-month for $2,230 from September 30, 2018 through the year ended January 31, 2019. Subsequently, we moved out of the Pima Office as part of our cost reduction plan and rented a storage space for $45 per month in Tombstone, AZ on a month-to-month basis.

NOTE 11 – Subsequent events

On May 21, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated May 17 ,2019 (the “May 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 17, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

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

In October 2014, we formed our wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP LLC”), to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. On March 5, 2019 we changed the name of Hay Mountain Super Project LLC to Hay Mountain Holdings LLC. On April 11, 2019 we formed a new subsidiary named Earp Ridge Mines LLC wholly owned by Hay Mountain Holdings LLC.

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

Tombstone Super Project (“Tombstone”): Tombstone is located in Cochise County, Arizona and covers the Tombstone caldera and its environs. Within the Tombstone caldera is the Hay Mountain target where we are concentrating our work at this time. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements (REE’s). We have not identified any ore reserves to date.

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

Results of Operations

Material Changes in Financial Condition for the Three-Month Period Ended April 30, 2019

We had cash and cash equivalents in the amount of $17,511 as of April 30, 2019 compared to $890 as of January 31, 2019. We had negative working capital of $1,723,012 as of April 30, 2019 compared to 1,695,505 as of January 31, 2019. We used $65,379 of net cash in operating activities during the three months ended April 30, 2019 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the three months ended April 30, 2019. We have been raising capital by issuing convertible promissory notes. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three Month Periods Ended April 30, 2019 and 2018

We had a net loss of $112,832 for the three months ended April 30, 2019, compared to a net loss of $549,380 for the three months ended April 30, 2018.

During the three months ended April 30, 2019, we had a decrease of $43,724 in salaries and benefit expense compared to the three months ended April 30, 2018, due primarily to the change in our CEO in December 2018. During the three months ended April 30, 2019, we had a decrease of $2,112 in geological and geophysical expense compared to the three months ended April 30, 2018, due primarily to a land rental fees for mineral claims paid in the three months ended April 30, 2018. During the three months ended April 30, 2019, we had a decrease in public relations expense of $214,150, compared to the three months ended April 30, 2018, due primarily to a decrease in stock based compensation issued for public relations services. We had a decrease in general and administrative expenses of $44,709 during the three months ended April 30, 2019, respectively, as compared to the three months ended April 30, 2018, respectively, due primarily to decrease in expenses related to legal fees, travel, vehicle and occupancy expenses. We had a decrease in interest expense of approximately $70,682 during the three and three months ended April 30, 2019, respectively as compared to the three and three months ended April 30, 2018, due primarily to variances in the timing of convertible debt conversions and the related interest expense from the write-off of derivative liability debt discount. During the three months ended April 30, 2018, we recorded a loss of $55,673 related to a non-collectible stock subscription receivable.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $17,511 as of April 30, 2019. We had negative working capital of $1,723,012 as of April 30, 2019. We had net cash inflows from operating activities of $65,379 for the three months ended April 30, 2019. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On April 12, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated April 10,2019 (the “April 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 28, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

Proceeds from issuance of common stock

During the three months ended April 30, 2019, we received no proceeds from the issuance of common stock.

Critical Accounting Policies

The unaudited consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2019. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of April 30, 2019. Our total stockholders’ deficit at April 30, 2019 was approximately $1.7 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2019, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and principal financial officer. Based on this evaluation, Mr. Brett Gross has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended April 30, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2019, the Company issued a total of 197,400,727 shares of our common stock for a conversion of $21,714 of a convertible note payable at an exercise price of $0.00011

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.18	12% Convertible Promissory Note dated April 10, 2017 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017)
10.19	8% Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017)

10.20	12% Convertible Promissory Note dated July 26, 2017 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 1, 2017)
10.21	Convertible Promissory Note issued to Power Up Lending Group, Ltd dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 21, 2017)
10.22	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.23	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.24	12% Convertible Promissory Note issued to JSJ Investments Inc. dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017 ).
10.25	12% Convertible Promissory Note issued to JSJ Investments Inc. dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.26	12% Convertible Promissory Note issued to JSJ Investments Inc. dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 27, 2017).
10.27	12% Convertible Promissory Note issued to JSJ Investments Inc. dated January 22, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 26, 2018).
10.28	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.29	Securities Purchase Agreement dated as of February 23, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.30	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated March 26, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.31	Securities Purchase Agreement dated as of March 26, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.32	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.33	Securities Purchase Agreement dated as of April 25, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.34	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 29, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.35	Securities Purchase Agreement dated as of May 29, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.36	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 26, 2018
10.37	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 10, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 16, 2019).
10.38	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 21, 2019).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: June 14, 2019

