Form 10-Q
period 2019-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2019-09-16
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,368,073,332 shares as of September 16, 2019.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	January 31, 2019
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$31,838	$890
Prepaid expenses	5,812	7,044
Total current assets	37,650	7,934

Property and equipment, net	969	1,739
Total assets	$38,619	$9,673

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	453,813	708,877
Accounts payable to related party	51,119	52,332
Accrued wages to related parties	811,711	775,574
Note payable	10,384	-
Notes payable to related party	136,569	106,943
Convertible promissory note, net of debt discount of $4,262 and $20,584	103,910	1,057
Derivative liability	-	58,656
Total current liabilities	1,567,506	1,703,439

Total liabilities	1,567,506	1,703,439

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 4,368,073,332 and 4,097,457,393 shares issued and outstanding, respectively	43,681	40,975
Additional paid-in capital	54,936,982	54,708,186
Accumulated deficit	(56,509,550)	(56,442,927)
Total stockholders’ deficit	(1,528,887)	(1,693,766)

Total liabilities and stockholders’ deficit	$38,619	$9,673

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31		July 31
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	1,380	4,264	1,980	6,976
Salaries and benefits	82,495	76,468	117,984	155,681
Public relations	500	(4,934)	500	209,216
Depreciation	277	572	770	1,207
Legal	1,475	3,203	1,475	9,997
Professional services	24,439	25,025	49,223	39,156
General and administrative	13,233	31,653	27,626	90,755
Travel	-	1,210	-	4,006
Net operating expenses	123,799	137,461	199,558	516,994
Loss from operations	(123,799)	(137,461)	(199,558)	(516,994)

Other income (expense):
Interest expense	(6,992)	(87,109)	(39,603)	(190,402)
Impairment of stock subscription receivable	-	-	-	(55,673)
Gain on settlement of accounts payable	177,000	-	177,000	-
Loss on change in fair value of derivative liability	-	(16,328)	(4,462)	(27,209)
Total other income (expense)	170,008	(103,437)	132,935	(273,284)
Net income (loss)	$46,209	$(240,898)	(66,623)	(790,278)

Net income (loss) per share of common stock - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	4,312,482,505	2,598,709,698	4,274,369,853	2,550,546,335

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six months ended July 31, 2019 and 2018

(Unaudited)

			Stock	Additional		Total
	Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance, January 31, 2019	4,097,457,393	40,975	-	54,708,186	(56,442,927)	(1,693,766)
Issuance of common stock and warrants in private placement	43,215,212	432		49,568		50,000
Shares issued for conversion of notes	197,400,727	1,974		19,740		21,714
Settlement of accounts payable through issuance of common stock	30,000,000	300		35,700		36,000
Resolution of derivative liabilities due to debt conversions				63,118		63,118
Stock based compensation				60,670		60,670
Net loss for the six months ended July 31, 2019					(66,623)	(66,623)
Balance, July 31, 2019	4,368,073,332	43,681	-	54,936,982	(56,509,550)	(1,528,887)

Balance, April 30, 2019	4,294,858,120	42,949	-	54,791,044	(56,555,759)	(1,721,766)
Issuance of common stock and warrants in private placement	43,215,212	432		49,568		50,000
Settlement of accounts payable through issuance of common stock	30,000,000	300		35,700		36,000
Stock-based compensation				60,670		60,670
Net income for the three months ended July 31, 2019					46,209	46,209
Balance, July 31, 2019	4,368,073,332	43,681	-	54,936,982	(56,509,550)	(1,528,887)

			Stock	Additional		Total
	Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2018	2,446,425,982	24,464	(55,673)	53,674,104	(55,137,675)	(1,494,780)
Shares issued for conversion of notes	238,849,604	2,389		144,931		147,320
Resolution of derivative liabilities due to debt conversions and untainted warrants				151,741		151,741
Impairment of stock subscription receivable			55,673			55,673
Net loss for the six months ended July 31, 2018					(790,278)	(790,278)
Balance, July 31, 2018	2,685,275,586	26,853	-	53,970,776	(55,927,953)	(1,930,324)

Balance, April 30, 2018	2,583,191,587	25,832	-	53,840,839	(55,687,055)	(1,820,384)
Shares issued for conversion of notes	102,083,999	1,021		58,240		59,261
Resolution of derivative liabilities due to debt conversions and untainted warrants				71,697		71,697
Net loss for the three months ended July 31, 2018					(240,898)	(240,898)
Balance, July 31, 2018	2,685,275,586	26,853	-	53,970,776	(55,927,953)	(1,930,324)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 31
	2019	2018

Cash flows from operating activities:
Net loss	$(66,623)	$(790,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	770	1,207
Amortization of debt discount	22,322	157,542
Impairment of stock subscription receivable	-	55,673
Gain on settlement of accounts payable	(177,000)	-
Loss on change in fair value of derivative liabilities	4,462	27,209
Stock-based compensation	60,670	-
Changes in assets and liabilities:
Prepaid expenses	1,232	10,159
Accounts payable and accrued expenses	(42,064)	238,873
Accounts payable to related party	(1,213)	-
Accrued wages related parties	36,137	35,500
Accrued interest	10,255	18,652
Cash flows used in operating activities:	(151,052)	(245,463)

Cash flows from financing activities:
Proceeds from note payable	10,000	-
Proceeds from notes payable, related party	22,000	-
Principal activity on convertible promissory notes	100,000	228,000
Proceeds from the issuance of common stock	50,000	-
Net cash provided by financing activities	182,000	228,000

Increase (decrease) in cash and cash equivalents	30,948	(17,463)
Cash and cash equivalents, beginning of period	890	36,086
Cash and cash equivalents, end of period	$31,838	$18,623

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$5,961	$14,209
Supplemental disclosure of non-cash items:
Settlement of accounts payable through issuance of common stock	$36,000	$-
Resolutions of derivative liabilities due to debt conversions and untainted warrants	$63,118	$151,741
Debt discounts due to derivative liabilities	$-	$229,355
Common stock issued for conversion of debt and interest	$21,714	$147,320

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2019 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2019 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at July 31, 2019	$-	-	-	$-
Warrant and convertible note derivative liability at January 31, 2019	$58,656	-	-	$58,656

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

NOTE 4 – Related party transactions

We rented an office from Jim Briscoe, a director, on a month-to-month basis for $522 per month through December 31, 2018. The total rent unpaid was $2,996 as of July 31, 2019. This lease was discontinued as of January 11, 2019.

At July 31, 2019, we had a balance of accrued unpaid wages of $759,949 to Jim Briscoe. We had a balance of accrued unpaid wages of $36,137 to Patricia Madaris, CFO. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We had an option to explore 1 standard federal lode mining claim at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James A. Briscoe, a Company director controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We paid $4,650 in rental fees to maintain these mineral claims until September 1, 2019 during the year ended January 31, 2019. The original option agreement was for the period from April 11, 2008 through January 1, 2011. The company did not retain or renew the option for JABA and no further payments for rental fees for JABA were paid.

At July 31, 2019, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

At July 31, 2019, we had a balance of $13,325 due to the spouse of James Briscoe, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

During the six months ended July 31, 2019, the Company received advances of $22,000 from directors under promissory notes due in February 2020, with interest at 10%. Additionally, the Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, due September 17, 2019, with interest at 10%. As of July 31, 2019, the total balance of all related party notes was $136,569, which includes accrued interest of $8,677.

In July 2019, the Company issued an aggregate of 45,000,000 Non-qualified stock options to three directors for services. The options vest immediately, have a 10-year term, an exercise price of $0.003, and resulted in share-based compensation expense of $60,670 during the six months ended July 31, 2019.

In July 2019, the Company issued 43,215,212 shares of its common stock and 21,607,606 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.001157 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at July 31, 2019 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2019	89,754,950	$0.033
Granted	45,000,000	0.003
Expired	(2,500,000)	0.038
Exercised	—	—
Outstanding, July 31, 2019	132,254,950	$0.023

Exercisable, July 31, 2019	132,254,950	$0.023

These options had a weighted average remaining life of 4.78 years and an aggregate intrinsic value of $0 as of July 31, 2019.

Non-qualified stock options to non-employee consultants and vendors outstanding at July 31, 2019 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2019	625,000	$0.036
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, July 31, 2019	625,000	$0.036

Exercisable, July 31, 2019	625,000	$0.036

These options had a weighted average remaining life of 1.33 years and an aggregate intrinsic value of $0 as of July 31, 2019.

During the six months ended July 31, 2019, we recognized $60,670 of compensation expense related to incentive and non-qualified stock options granted to officers using the Black-Scholes valuation method with the following assumptions: stock prices of $0.0014 to $0.0015, exercise price of $0.003, expected term of 5 years, volatility of 180.7%, annual rate of dividends of 0%, and discount rates of 1.84% to 1.85%.

NOTE 6 – Warrants

As of July 31, 2019, there were 176,022,095 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.92 years and a weighted average exercise price of $0.005 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $9,100 as of July 31, 2019.

Stock warrants outstanding at July 31, 2019 are as follows:

	Number of	Weighted average
	whole share	exercise
	purchase warrants	price per share
Outstanding, January 31, 2019	154,414,489	$0.005
Issued	21,607,606	0.002
Expired	—	—
Exercised	—	—
Outstanding, July 31, 2019	176,022,095	$0.005

Exercisable, July 31, 2019	176,022,095	$0.005

On July 12, 2019, the Company issued 21,607,606 warrants to an investor, who also subsequently became a director of the Company, as part of their purchase of common stock during the six months ended July 31, 2019. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

Effective May 1, 2019, the Company’s extended the due date of all warrants expiring during the three months ended July 31, 2019, totaling 33,001,166 warrants, for an additional three years. There was no expense related to the extension of these warrants since these were held by investors.

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

During the six months ended July 31, 2019, the Company recorded a reclassification from derivative liability to equity of $40,905 for warrants becoming untainted and $22,213 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a loss of $4,462 to reflect the value of the derivative liability for warrants and convertible notes as of July 31, 2019. The Company did not record any new derivative liability during the six months ended July 31, 2019 since none of the outstanding notes became convertible during the period and consequently, the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Six months ended July 31,
	2019	2018
Beginning balance	$58,656	$168,686
Total losses on fair value change of derivative liability	4,462	27,209
Settlements	(63,118)	(151,741)
Additions recognized as debt discount	-	229,355
Ending balance	$-	$273,509

NOTE 8 – Convertible promissory notes and note payable

Following is a summary of convertible promissory notes:

	July 31, 2019	January 31, 2019

12% convertible note payable issued July 2018, due July 2019	-	21,641
8% convertible note payable issued April 2019, due February 2020	54,301	-
8% convertible note payable issued May 2019, due March 2020	53,871	-
	108,172	21,641
Less debt discount	(4,262)	(20,584)
Less current portion of convertible notes	(103,910)	(1,057)
Long-term convertible notes payable	$-	$-

On July 23, 2018, we received net proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the six months ended July 31, 2019, the noteholder converted an aggregate of $21,714 of the remaining balance of this note for 197,400,727shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2019.

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

On May 21, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated May 17,2019 (the “May 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 17, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the six months ended July 31, 2019 and 2018, the Company recorded debt discounts of $0 and $229,355, respectively, due to the derivative liabilities, and original issue debt discounts of $6,000 and $14,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $22,322 and $157,452 for the six months ended July 31, 2019 and 2018, respectively.

Note payable:

In March, 2019, the Company received proceeds of $10,000 from a third-party under a promissory note due in March 2020, with interest at 10%. The total balance of the note was 10,384 as of July 31, 2019, which includes accrued interest of $384.

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

During the six months ended July 31, 2019, the Company issued a total of 197,400,727 shares of our common stock for conversions of $21,714 of convertible notes payable at an exercise price of $0.00011.

In July 2019, the Company issued 30,000,000 shares of its common stock to satisfy $213,000 owed for services due an investor relations consultant for services provided in prior years which was previously included in accounts payable and accrued liabilities, resulting in a gain on settlement of accounts payable of $177,000.

In July 2019, the Company issued 43,215,212 shares of its common stock and 21,607,606 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.001157 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

NOTE 10 – Commitments and contingencies

We currently rent a storage space for $45 per month in Tombstone, AZ on a month-to-month basis.

NOTE 11 – Subsequent events

On August 13, 2019, the Company entered into a convertible promissory note with an investor in the aggregate principal amount of $77,000. The note bears interest at 8% with a 10% Original Issue Discount, matures on May 30, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

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

Business Development

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of our company. Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Liberty Star Uranium & Metals Corp. was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) was our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Big Chunk was dissolved on June 3, 2019. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on our mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp (“Liberty Star”) to reflect our current general exploration for base and precious metals. We are in the exploration phase of operations and have not generated any revenues from operations.

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

Results of Operations

Material Changes in Financial Condition for the Six-Month Period Ended July 31, 2019

We had cash and cash equivalents in the amount of $31,838 as of July 31, 2019 compared to $890 as of January 31, 2019. We had negative working capital of $1,529,856 as of July 31, 2019 compared to $1,695,505 as of January 31, 2019. We used $151,052 of net cash in operating activities during the six months ended July 31, 2019 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ztem (aeormagnetics and aero electromagnetics). We purchased no new equipment during the six months ended July 31, 2019. We have been raising capital by issuing convertible promissory notes. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Six Month Periods Ended July 31, 2019 and 2018

We had net income of $46,209 and a net loss of $66,623 for the three and six months ended July 31, 2019, respectively, compared to a net loss of $240,898 and $790,278 for the three months and six months ended July 31, 2018 respectively.

During the three and six months ended July 31, 2019, we had a decrease of $2,884 and $4,996, respectively, in geological and geophysical expense compared to the three and six months ended July 31, 2018, due primarily to a reduction in land rental fees for mineral claims. During the three and six months ended July 31, 2019, we had an increase of $6,027 and a decrease of $37,697, respectively, in salaries and benefit expense compared to the three and six months ended July 31, 2018, due primarily to stock-based compensation of $60,670 incurred in July 2019 and the change in our CEO in December 2018. During the six months ended July 31, 2019, we had a decrease in public relations expense of $208,716, compared to the six months ended July 31, 2018, due primarily to a decrease in stock based compensation issued for public relations services. We had a decrease in general and administrative expenses of $18,420 and $63,129 during the three and six months ended July 31, 2019, respectively, as compared to the three and six months ended July 31, 2018, respectively, due primarily to decrease in expenses related to vehicle and occupancy expenses. We had a decrease in interest expense of approximately $80,117 and $150,799 during the three and six months ended July 31, 2019, respectively as compared to the three and six months ended July 31, 2018, respectively, due primarily to a reduction in convertible debt, variances in the timing of convertible debt conversions and the related interest expense from the write-off of derivative liability debt discount. We had a gain on settlement of accounts payable of $177,000 during the three and six months ended July 31, 2019 related to the settlement of accounts payable with the issuance of common stock. During the six months ended July 31, 2018, we recorded a loss of $55,673 related to a non-collectible stock subscription receivable.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $31,838 as of July 31, 2019. We had negative working capital of $1,529,856 as of July 31, 2019. We used cash in operating activities of $151,052 for the six months ended July 31, 2019. We will need additional funds in order to proceed with our planned exploration program.

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

On May 21, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated May 17,2019 (the “May 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 17, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

Proceeds from issuance of common stock

In July 2019, the Company issued 43,215,212 shares of its common stock and 21,607,606 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.001157 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of July 31, 2019. Our total stockholders’ deficit at July 31, 2019 was approximately $1.5 million.

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

Convertible promissory notes

We reviewed the convertible promissory notes and the related subscription agreements to determine the appropriate reporting within the consolidated financial statements. We report convertible promissory notes as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We record conversion options and detachable common stock purchase warrants and report them as derivative liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2019, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended July 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended July 31, 2019, the Company issued a total of 197,400,727 shares of our common stock for a conversion of $21,714 of a convertible note payable at an exercise price of $0.00011.

In July 2019, the Company issued 43,215,212 shares of its common stock and 21,607,606 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.001157 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.18	12% Convertible Promissory Note dated April 10, 2017 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017)
10.19	8% Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017)

10.20	12% Convertible Promissory Note dated July 26, 2017 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 1, 2017)
10.21	Convertible Promissory Note issued to Power Up Lending Group, Ltd dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 21, 2017)
10.22	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.23	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.24	12% Convertible Promissory Note issued to JSJ Investments Inc. dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.25	12% Convertible Promissory Note issued to JSJ Investments Inc. dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.26	12% Convertible Promissory Note issued to JSJ Investments Inc. dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 27, 2017).
10.27	12% Convertible Promissory Note issued to JSJ Investments Inc. dated January 22, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 26, 2018).
10.28	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.29	Securities Purchase Agreement dated as of February 23, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.30	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated March 26, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.31	Securities Purchase Agreement dated as of March 26, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.32	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.33	Securities Purchase Agreement dated as of April 25, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.34	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 29, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.35	Securities Purchase Agreement dated as of May 29, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.36	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 26, 2018
10.37	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 10, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 16, 2019).
10.38	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 21, 2019).
10.39	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated August 15, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 22, 2019).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:	/s/ Brett Gross
Brett Gross,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patricia Madaris
Patricia Madaris,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 16, 2019

