Form 10-Q
period 2019-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2019-12-20
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common	LBSR	OTCPK

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,481,733,015 shares as of December 20, 2019.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2019	2019
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$42,015	$890
Prepaid expenses	4,945	7,044
Total current assets	46,960	7,934

Property and equipment, net	41,565	1,739
Total assets	$88,525	$9,673

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	443,936	708,877
Accounts payable to related parties	51,119	52,332
Accrued wages to related parties	811,711	775,574
Advances from related party	79,422	-
Note payable	10,636	-
Notes payable to related parties	143,178	106,943
Convertible promissory note, net of debt discount of $15,663 and $20,584	165,003	1,057
Derivative liability	-	58,656
Total current liabilities	1,705,005	1,703,439

Total liabilities	1,705,005	1,703,439

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 4,441,743,661 and 4,097,457,393 shares issued and outstanding, respectively	44,418	40,975
Additional paid-in capital	55,020,319	54,708,186
Accumulated deficit	(56,681,217)	(56,442,927)
Total stockholders’ deficit	(1,616,480)	(1,693,766)

Total liabilities and stockholders’ deficit	$88,525	$9,673

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31		October 31
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	40,803	26,545	42,783	33,521
Salaries and benefits	56,626	75,298	174,610	230,979
Public relations	-	-	-	209,216
Depreciation	241	571	1,011	1,778
Legal	23,598	5,100	25,073	15,097
Professional services	12,791	13,183	62,014	52,339
General and administrative	18,553	29,097	46,679	119,852
Travel	1,344	138	1,344	4,144
Net operating expenses	153,956	149,932	353,514	666,926
Loss from operations	(153,956)	(149,932)	(353,514)	(666,926)

Other income (expense):
Interest expense	(58,508)	(238,099)	(98,111)	(428,501)
Impairment of stock subscription receivable	-	-	-	(55,673)
Gain on settlement of accounts payable	-	-	177,000	-
Gain on change in fair value of derivative liability	40,797	111,216	36,335	84,007
Total other income (expense)	(17,711)	(126,883)	115,224	(400,167)
Net loss	$(171,667)	$(276,815)	(238,290)	(1,067,093)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	4,395,552,693	2,955,911,512	4,309,268,673	2,686,414,288

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine months ended October 31, 2019 and 2018

(Unaudited)

			Stock	Additional		Total
	Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance, January 31, 2019	4,097,457,393	40,975	-	54,708,186	(56,442,927)	(1,693,766)
Issuance of common stock and warrants in private placement	43,215,212	432	-	49,568	-	50,000
Shares issued for conversion of notes	271,071,056	2,711	-	74,123	-	76,834
Settlement of accounts payable through issuance of common stock	30,000,000	300	-	35,700	-	36,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	(146,630)	-	(146,630)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	218,951	-	218,951
Stock based compensation	-	-	-	80,421		80,421
Net loss for the nine months ended October 31, 2019	-	-	-	-	(238,290)	(238,290)
Balance, October 31, 2019	4,441,743,661	44,418	-	55,020,319	(56,681,217)	(1,616,480)

Balance, July 31, 2019	4,368,073,332	43,681	-	54,936,982	(56,509,550)	(1,528,887)
Shares issued for conversion of notes	73,670,329	737	-	54,383	-	55,120
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	(146,630)	-	(146,630)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	155,833	-	155,833
Stock based compensation	-			19,751	-	19,751
Net loss for the three months ended October 31, 2019	-	-	-		(171,667)	(171,667)
Balance, October 31, 2019	4,441,743,661	44,418	-	55,020,319	(56,681,217)	(1,616,480)

			Stock	Additional		Total
	Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2018	2,446,425,982	24,464	(55,673)	53,674,104	(55,137,675)	(1,494,780)
Shares issued for conversion of notes	879,257,724	8,793	-	371,047	-	379,840
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	374,241	-	374,241
Impairment of stock subscription receivable	-	-	55,673	-	-	55,673
Net loss for the nine months ended October 31, 2018	-	-	-	-	(1,067,093)	(1,067,093)
Balance, October 31, 2018	3,325,683,706	33,257	-	54,419,392	(56,204,768)	(1,752,119)

Balance, July 31, 2018	2,685,275,586	26,853	-	53,970,776	(55,927,953)	(1,930,324)
Shares issued for conversion of notes	640,408,120	6,404	-	226,116	-	232,520
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	222,500	-	222,500
Net loss for the three months ended October 31, 2018	-	-	-	-	(276,815)	(276,815)
Balance, October 31, 2018	3,325,683,706	33,257	-	54,419,392	(56,204,768)	(1,752,119)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 31
	2019	2018

Cash flows from operating activities:
Net loss	$(238,290)	$(1,067,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,011	1,778
Amortization of debt discount	78,221	379,133
Impairment of stock subscription receivable	-	55,673
(Gain) on settlement of accounts payable	(177,000)	-
(Gain) on change in fair value of derivative liabilities	(36,335)	(84,007)
Share-based compensation	80,421	-
Changes in operating assets and liabilities:
Prepaid expenses	2,099	8,680
Accounts payable and accrued expenses	(51,941)	279,046
Accounts payable to related parties	(1,213)	5,043
Accrued wages to related parties	36,137	72,500
Changes in advances from related party	38,585	-
Accrued interest	13,930	26,020
Cash flows used in operating activities:	(254,375)	(323,227)

Cash flows from financing activities:
Proceeds from note payable	10,000	-
Proceeds from notes payable, related parties	28,500	63,407
Principal activity on convertible promissory notes	207,000	228,000
Proceeds from the issuance of common stock, net of expenses	50,000	-
Net cash provided by financing activities	295,500	291,407

Increase (decrease) in cash and cash equivalents	41,125	(31,820)
Cash and cash equivalents, beginning of period	890	36,086
Cash and cash equivalents, end of period	$42,015	$4,266

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$5,961	$23,348
Supplemental disclosure of non-cash items:
Settlement of accounts payable through issuance of common stock	$36,000	$-
Resolutions of derivative liabilities due to debt conversions and untainted warrants	$218,951	$374,241
Reclass of APIC to derivative liabilities for tainted warrants	$146,630	$-
Debt discounts due to derivative liabilities	$50,000	$373,589
Common stock issued for conversion of debt and interest	$76,834	$379,840
Equipment purchase paid by related party	$40,837	$-

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2019 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2019 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at October 31, 2019	$-	-	-	$-
Warrant and convertible note derivative liability at January 31, 2019	$58,656	-	-	$58,656

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

NOTE 4 – Related party transactions

On January 11, 2019, we discontinued renting an office month-to-month from James Briscoe, a director who resigned on September 23, 2019. An amount of $2,610 of rent was unpaid as of October 31, 2019.

At October 31, 2019, we had a balance of accrued unpaid wages of $759,949 to James Briscoe. We had a balance of accrued unpaid wages of $36,137 to Patricia Madaris, CFO. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President.

We had an option to explore 1 standard federal lode mining claim at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. James Briscoe, (a former director)  controls JABA and the estate of Dr. J. M. Guilbert (deceased), a former director of the Company, holds a small stock position, as well. We paid $4,650 in rental fees to maintain these mineral claims until September 1, 2019 during the year ended January 31, 2019. The original option agreement was for the period from April 11, 2008 through January 1, 2011. The Company did not retain or renew the option for JABA and no further payments for rental fees for JABA were paid.

At October 31, 2019, we had accounts payable to JABA of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

At October 31, 2019, we had a balance of $13,325 due to the spouse of James Briscoe, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

During the nine months ended October 31, 2019, the Company received advances of $28,500 from two directors under two promissory with interest at 10%. Total principal maturities under these two notes are $86,302 due October 31, 2020 (extended from October 31, 2019) and $35,430 due January 31, 2020. Additionally, the Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, due September 17, 2019   with interest at 10%. The Company wishes to extend this past due note as we have with notes with other directors until the Company has additional funding reserves. As of October 31, 2019, the total balance of all related party notes was $143,178, which includes accrued interest of $11,446.

During the nine months ended October 31, 2019, our CEO, Brett Gross, made various payments on behalf of the Company totaling $79,422, reflected as advances from related party on the accompanying consolidated balance sheet. The advances bear no interest and have no specified repayment date.

In July and October 2019, the Company issued an aggregate of 60,000,000 Non-qualified stock options to four new directors for services. The options vest immediately, have a 10-year term, an exercise price of $0.003, and resulted in share-based compensation expense of $80,421 during the nine months ended October 31, 2019.

In July 2019, the Company issued 43,215,212 shares of its common stock and 21,607,606 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.001157 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options to employees and directors outstanding at October 31, 2019 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2019	89,754,950	$0.033
Granted	60,000,000	0.003
Expired	(2,500,000)	0.038
Exercised	—	—
Outstanding, October 31, 2019	147,254,950	$0.021

Exercisable, October 31, 2019	147,254,950	$0.021

These options had a weighted average remaining life of 5.08 years and an aggregate intrinsic value of $0 as of October 31, 2019.

Non-qualified stock options to non-employee consultants and vendors outstanding at October 31, 2019 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2019	625,000	$0.036
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, October 31, 2019	625,000	$0.036

Exercisable, October 31, 2019	625,000	$0.036

These options had a weighted average remaining life of 1.08 years and an aggregate intrinsic value of $0 as of October 31, 2019.

During the nine months ended October 31, 2019, we recognized $80,421 of compensation expense related to incentive and non-qualified stock options granted to officers using the Black-Scholes valuation method with the following assumptions: stock prices of $0.0014 to $0.0015, exercise price of $0.003, expected term of 5 years, volatility of 180.7% to 181.3%, annual rate of dividends of 0%, and discount rates of 1.59% to 1.85%.

NOTE 6 – Warrants

As of October 31, 2019, there were 176,022,095 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.0 years and a weighted average exercise price of $0.005 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of October 31, 2019.

Stock warrants outstanding at October 31, 2019 are as follows:

	Number of	Weighted
	whole share	average
	purchase warrants	exercise price per share
Outstanding, January 31, 2019	154,414,489	$0.005
Issued	21,607,606	0.002
Expired	—	—
Exercised	—	—
Outstanding, October 31, 2019	176,022,095	$0.005

Exercisable, October 31, 2019	176,022,095	$0.005

On July 12, 2019, the Company issued 21,607,606 warrants to an investor, who also subsequently became a director of the Company, as part of their purchase of common stock during the nine months ended October 31, 2019. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

Effective May 1, 2019, the Company’s extended the due date of all warrants expiring during the three months ended July 31, 2019, totaling 33,001,166 warrants, for an additional three years. There was no expense related to the extension of these warrants since these were held by investors.

Effective December 5, 2019, the Company’s extended the due date of all warrants expiring during the five months ending December 31, 2019, totaling 19,499,882 warrants, for an additional three years. There was no expense related to the extension of these warrants since these were held by investors.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the nine months ended October 31, 2019, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 166% to 270.9% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the nine months ended October 31, 2019 of $146,630 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $64,016 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $14,016 and a debt discount of $50,000 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended October 31, 2019, was $50,000. The remaining unamortized debt discount related to the derivative liability was $0 as the note was fully converted by October 31, 2019.

During the nine months ended October 31, 2019, the Company recorded a reclassification from derivative liability to equity of $136,513  for warrants becoming untainted and $82,438 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a gain of $36,335 to reflect the value of the derivative liability for warrants and convertible notes as of October 31, 2019. The Company did not have a derivative liability as of October 31, 2019 since none of the outstanding notes remained convertible during the period and consequently, the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Nine months ended October 31,
	2019	2018
Beginning balance	$58,656	$168,686
Total gain on fair value change of derivative liability	(36,335)	(84,007)
Settlements	(218,951)	(374,241)
Additions recognized as debt discount	50,000	373,589
Additions due to tainted warrants	146,630	-
Ending balance	$-	$84,027

NOTE 8 – Convertible promissory notes and note payable

Following is a summary of convertible promissory notes:

	October 31, 2019	January 31, 2019

12% convertible note payable issued July 2018, due July 2019	-	21,641
8% convertible note payable issued April 2019, due February 2020	-	-
8% convertible note payable issued May 2019, due March 2020	54,940	-
8% convertible note payable issued August 2019, due May 2020	78,333	-
8% convertible note payable issued October 2019, due August 2020	47,393	-
	180,666	21,641
Less debt discount	(15,663)	(20,584)
Less current portion of convertible notes	(165,003)	(1,057)
Long-term convertible notes payable	$-	$-

On July 23, 2018, we received net proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the nine months ended October 31, 2019, the noteholder converted an aggregate of $21,714 of the remaining balance of this note for 197,400,727shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2019.

On April 12, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated April 10,2019 (the “April 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 28, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2019, the noteholder converted the note in full (an aggregate of $55,120) for 73,670,329 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2019.

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

On August 15, 2019, we received net proceeds of $67,000 from the issuance of a convertible note dated August 13, 2019 (the “August 2019 Note”). The note bears interest at 8%, includes OID of $10,000, matures on May 30, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On October 25, 2019, we received net proceeds of $40,000 from the issuance of a convertible note dated October 22, 2019 (the “October 2019 Note”). The note bears interest at 8%, includes OID of $7,300, matures on August 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the nine months ended October 31, 2019 and 2018, the Company recorded debt discounts of $50,000 and $373,589, respectively, due to the derivative liabilities, and original issue debt discounts of $23,300 and $14,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $78,221 and $379,133 for the nine months ended October 31, 2019 and 2018, respectively.

Note payable:

In March, 2019, the Company received proceeds of $10,000 from a third-party under a promissory note due in March 2020, with interest at 10%. The total balance of the note was 10,636 as of October 31, 2019, which includes accrued interest of $636.

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

During the nine months ended October 31, 2019, the Company issued a total of 271,071,056 shares of our common stock for conversions of $76,834 of convertible notes payable at an exercise prices ranging from of $0.00011 to $0.00078.

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

NOTE 11 – Subsequent events

On November 19, 2019, the Company sold 21,121,429 shares of the Company’s common stock to an accredited investor for $20,699, or $0.00098 per share, in a private placement. The purchase includes 10,560,714 warrants (1/2 warrant for each share purchased) with a three-year term to purchase the Company’s stock at an exercise price of 0.00137. The consideration received included $10,000 plus the forgiveness of a note payable of $10,000 plus accrued interest of $699.

On November 20, 2019, a noteholder converted $10,000 of the May 2019 Note for 18,867,925 shares of the Company’s common stock at a price of $0.00053.

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

Results of Operations

Material Changes in Financial Condition for the Nine-Month Period Ended October 31, 2019

We had cash and cash equivalents in the amount of $42,015 as of October 31, 2019 compared to $890 as of January 31, 2019. We had negative working capital of $1,658,045  as of October 31, 2019 compared to $1,695,505 as of January 31, 2019. We used $254,375  of net cash in operating activities during the nine months ended October 31, 2019 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeormagnetics and aero electromagnetics). We purchased $40,837 of new equipment during the nine months ended October 31, 2019. We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three and Nine Month Periods Ended October 31, 2019 and 2018

We had a net loss of $171,667 and $238,290  for the three and nine months ended October 31, 2019, respectively, compared to a net loss of $276,815 and $1,067,093 for the three months and nine months ended October 31, 2018 respectively.

During the three and nine months ended October 31, 2019, we had an increase of $14,258 and $9,262, respectively, in geological and geophysical expense compared to the three and nine months  ended October 31, 2018, due primarily to an increase in exploration activity and land rental fees for mineral claims. During the three and nine months ended October 31, 2019, we had a decrease of $18,672 and $56,369, respectively, in salaries and benefit expense compared to the three and nine months ended October 31, 2018, due primarily to the change in our CEO in December 2018. During the nine months ended October 31, 2019, we had a decrease in public relations expense of $209,216, compared to the nine months ended October 31, 2018, due primarily to a decrease in stock-based compensation issued for public relations services. The increase in legal expenses of $18,498 and $9,976 for the three and nine month periods ended October 31, 2019 and 2018, respectively, were primarily the result of increased use of legal services related to operations and organizational matters. We had a decrease in general and administrative expenses of $10,544 and $73,173 during the three and nine months ended October 31, 2019, respectively, as compared to the three and nine months ended October 31, 2018, respectively, due primarily to a decrease in expenses related to vehicle and occupancy expenses. We had a decrease in interest expense of approximately $179,591 and $330,390 during the three and nine months ended October 31, 2019, respectively as compared to the three and nine months ended October 31, 2018, respectively, due primarily to a reduction in convertible debt, variances in the timing of convertible debt conversions and the related interest expense from the write-off of the derivative liability debt discount. We had a gain on settlement of accounts payable of $177,000 during the nine months ended October 31, 2019 related to the settlement of accounts payable with the issuance of common stock. We had a gain on change in fair value of derivative liability of $40,797 and $36,335 during the three and nine months ended October 31, 2019, respectively as compared to a gain of $111,216 and $84,007 for the three and nine months ended October 31, 2018, respectively, due primarily to decreases in the fair value of the derivative liability at the valuation dates. During the nine months ended October 31, 2018, we recorded a loss of $55,673 related to a non-collectible stock subscription receivable.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $42,015 as of October 31, 2019. We had negative working capital of $1,658,045  as of October 31, 2019. We used cash in operating activities of $254,375   for the nine months ended October 31, 2019. We will need additional funds in order to proceed with our planned exploration program.

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

On August 15, 2019, we received net proceeds of $67,000 from the issuance of a convertible note dated August 13, 2019 (the “August 2019 Note”). The note bears interest at 8%, includes OID of $10,000, matures on May 30, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On October 25, 2019, we received net proceeds of $40,000 from the issuance of a convertible note dated October 22,  2019 (the “October 2019 Note”). The note bears interest at 8%, includes OID of $7,300, matures on August 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of October 31, 2019. Our total stockholders’ deficit at October 31, 2019 was approximately $1.6 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2019, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended October 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no outstanding litigation.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended October 31, 2019, the Company issued a total of 271,071,056 shares of our common stock for conversions of $76,834 of convertible notes payable at an exercise prices ranging from of $0.00011 to $0.00078.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.18	12% Convertible Promissory Note dated April 10, 2017 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017)
10.19	8% Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017)

10.20	12% Convertible Promissory Note dated July 26, 2017 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 1, 2017)
10.21	Convertible Promissory Note issued to Power Up Lending Group, Ltd dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 21, 2017)
10.22	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.23	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.24	12% Convertible Promissory Note issued to JSJ Investments Inc. dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.25	12% Convertible Promissory Note issued to JSJ Investments Inc. dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.26	12% Convertible Promissory Note issued to JSJ Investments Inc. dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 27, 2017).
10.27	12% Convertible Promissory Note issued to JSJ Investments Inc. dated January 22, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 26, 2018).
10.28	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.29	Securities Purchase Agreement dated as of February 23, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.30	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated March 26, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.31	Securities Purchase Agreement dated as of March 26, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.32	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.33	Securities Purchase Agreement dated as of April 25, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.34	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 29, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.35	Securities Purchase Agreement dated as of May 29, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.36	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 26, 2018
10.37	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 10, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 16, 2019).
10.38	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 21, 2019).
10.39	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated August 15, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 22, 2019).
10.40	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 25, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 29, 2019).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross and Patricia Madaris
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross and Patricia Madaris
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: December 20, 2019

