Form 10-K
period 2020-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2020-04-30
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,944,908 as of July 31, 2019.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,742,269,679 shares of Common Stock issued and outstanding as of April 30, 2020.

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

As used in this annual report on Form 10-K, the terms “we”, “us”, the “Company” and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Hay Mountain Holdings, LLC, and Earp Ridge Mines LLC, unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

Business development

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. Hay Mountain Holdings, LLC, (formerly known as Hay Mountain Super Project LLC) our wholly owned subsidiary, serves as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. In April 2019, we formed the first company intended for engagement with future venture partners named Earp Ridge Mines LLC. We are in the exploration phase of operations and have not generated any revenues from operations.

Our current business

We are engaged in the acquisition and exploration of mineral properties in the state of Arizona and the Southwest USA. Claims in the state of Arizona are held in the name of Liberty Star. We use the term “Super Project” to indicate a project in which numerous mineral targets have been identified, any one or more of which could potentially contain commercially viable quantities of minerals. Our significant projects are described below.

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

The extent to which the coronavirus disease (“COVID-19”) impacts our businesses will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our operations may be materially adversely affected.

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

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $165 per claim. The rentals due by September 1, 2020 for the period from September 1, 2020 through September 1, 2021 of $10,890 have not been paid yet, however, we plan to pay these fees prior to the due date. All rentals during the year ended January 31, 2020 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,557.77 acres at our Tombstone project. We plan to pay filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $20,640. Required minimum work expenditures (labor assessment) was $133,647 which is due for year ending January 31, 2021. Required minimum work expenditures (labor assessment) of $89,309 were submitted during the year ended January 31, 2020; all fees and work expenditures due during the year ended January 31, 2020 have been paid.

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

Personnel

Our CEO & President, Brett Gross was elected by the Board on December 7, 2018. The Board also elected Pete O’Heeron as Chairman of the Board. We also employ one full time CFO who is also our VP of Finance, one full time geo-tech, who is also our Manager of Field Operations, one Investor Relations Representative and one consultant CPA on an as needed basis. We hire consultants for investor relations, exploration, derivative accounting, and administrative functions also on an as needed basis.

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

Risks Related to Our Company and Our Business

Our businesses may be materially adversely affected by the recent coronavirus (COVID-19) outbreak or the related market decline and volatility.

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, including the business which we operate and own. The recent market decline and volatility in connection with the COVID-19 pandemic could also materially and adversely affect any future potential acquisitions. Furthermore, with restrictions on travel, the limited ability to have meetings with personnel, vendors and services providers are expected to have an adverse effect on our businesses. The extent to which COVID-19 impacts our businesses will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our operations may be materially adversely affected.

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

We had cash and cash equivalents in the amount of $25,024 and negative working capital of $1,708,540 as of January 31, 2020. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

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

Our independent registered public accounting firm, MaloneBailey, LLP, stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2020 that since we have suffered recurring losses from operations, requires additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 6,250,000,000 shares of common stock, $0.00001 par value per share. As of April 30, 2020, there were 4,742,269,679 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

ITEM 2. PROPERTIES.

Our offices

Our employees work either from our principal office or from offices maintained in their homes. Our corporate office address is 2 East Congress St. Ste. 900, Tucson, AZ 85701.

We currently rent a storage space for $45 per month in Tombstone, AZ on a month-to-month basis.

We believe that our existing office facilities are adequate for our needs. Should we require additional space in the future, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2020.

Tombstone:

Tombstone is a large and ancient (72 million years before the present – or Laramide in age) volcanic structure – a caldera. The US Geological Survey caldera experts, conclude this is correct. Subsequently, more than seventeen calderas of various ages have been identified in Arizona by the US Geological survey, the Arizona Geological Survey and others. Such calderas of Laramide age are all associated with porphyry alteration and copper and associated mineralization; many of these have become very large copper mines. Advanced technology, has indicated that alteration associated mineralization at Tombstone is much more extensive than originally thought. This alteration lies largely under cover and is indicated by geochemistry, geophysics and projection of known geology into covered areas.

The Hay Mountain Project is located 6.5 miles southeast of Tombstone where we hold 28 Arizona State Mineral Exploration Permits (MEPs) covering (12,557.77 acres) or 19.62 square miles, and 57 federal lode mining claims covering (1095.18 acres) or 1.71 square miles  and is accessible by Hwy 80, Davis Rd. and Wild West Road.

LIBERTY STAR

TOMBSTONE-AZ

Federal Unpatented Claims

Claim Names

HM 87-143

TS 168-176

Claim Acreage

57 HM Claims- 1095.18 acres

9 TS Claims- 99.5 acres

State Exploration Permits

MEP #	Acres	Renewal & Rental Due Date
08-119053	738.4	9/29/2020
08-119054	375.64	9/29/2020
08-119055	732.84	9/29/2020
08-119752	40	7/11/2020
08-118283	80	8/13/2020
08-119716	480	1/18/2021
08-119717	520	1/18/2021
08-120172	440	10/2/2020
08-120173	640	10/2/2020
08-120174	440	10/2/2020
08-120175	480	10/2/2020
08-120176	480	10/2/2020
08-120177	582.83	10/2/2020
08-120178	240	10/2/2020
08-120179	370.24	10/2/2020
08-121131	520	11/18/2020
08-121132	368.76	11/18/2020
08-121133	139.9	11/18/2020
08-121134	280	11/18/2020
08-121135	639.56	11/18/2020
08-121136	600	11/18/2020
08-121137	440	11/18/2020
08-121138	358.85	11/18/2020
08-121139	571.25	11/18/2020
08-121140	439.5	11/18/2020
08-121141	280	11/18/2020
08-121142	640	11/18/2020
08-121143	640	11/18/2020

28 State MEP’s totaling

12,557.77 acres

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

The Tombstone claims are undeveloped. However significant amounts of aeromagnetic surveys, IP (Induced Polarization Surveys), geologic mapping by the USGS and others, and geochemical surveys including soil, rock and vegetation sampling have been conducted at various times by various parties, over the last 60 years. When compiled and analyzed these various data suggest a compelling series of anomalies that are typical of buried, dirt and rock covered porphyry copper system(s). Below is a summary of prior exploration activities performed on our Tombstone claims: Technical Report: In mid-March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information was combined with historic technical reports going back to 1878 and more recent data up to August 2011 (the date of their reports). The three Technical Reports are entitled: (1) Walnut Creek Exploration Report, Tombstone District, Arizona –August 31, 2011, 147 pages; (2) The Tombstone Caldera South Exploration Report, Tombstone District, Arizona –August 31, 2011, 144 pages; and (3) Hay Mountain Exploration Report, Tombstone District, Arizona – August 31 2011, 155 pages. These reports covered the entirety of historic productive area of the Tombstone mines which date to their discovery in 1877. However, before that report could be completed a competitor acquired a lease on those lands. These Technical Reports thoroughly summarize and illustrate the salient geotechnical data of the Tombstone Mining District covering about 250 square miles and present much data in computer map format. In such context, they analyze Liberty Star’s exploration programs as related to the entire area, make estimates and recommend execution of proposed Company exploration programs. On October 21, 2019 we acquired 13 new Mineral Exploration Permits (MEP’s) for a total of 5,917.82 acres, or 9.25 sq miles bringing our total MEP’s at Hay Mountain to 28 and 12,557.77 acres or 19.62 sq miles. This new acquisition represents a nearly 89% increase in Liberty Star lands under permit for mineral exploration activities. These acquisitions not only substantially expand Liberty Star’s continued exploration potential, but also provide resistance to existing competitive pressures that permits us to be more forthcoming with our technical data sharing with potential venture partners. Liberty Star geochemical and geophysical surface studies indicate anomalies consistent with a large buried porphyry copper body at the primary target, and potentially extensive associated porphyry cluster, with attendant metals including gold, moly, nickel, silver, zinc, lead, and cobalt. See news release_ https://www.libertystaruranium.com/2019/10/21/liberty-star-adds-over-9-square-miles-to-the-hay-mountain-project/

Geochemical sampling at the Hay Mountain Project: In 2011 and early 2012 we collected nearly 1,800 rock, soil and vegetation samples over 621 sample sites over approximately 14 square miles centered on the Hay Mountain property. These samples have been assayed for multiple elements generating many volumes of analyses. The samples were prepared by MEG Inc. and have been shipped to ALS Global (f/k/a ALS-Chemex), geochemical analysis lab in Vancouver, British Columbia. Assay results were sent to our Tucson office and all assays were received. Our geology team has generated computer analyses that allow interpretation of the data. Liberty Star continues to collect XRF readings and biogeochem samples to further define the anomalies at Hay Mountain. In 2019 Liberty Star collected 160 vegetation samples with Niton XRF readings being taken on rock and soil at the same locations with more sampling planned for the 2020 field season. The samples are being collected on a grid at 100 meter by 200 meter spacing that will fill in the gaps from our 2011 survey that was 200 meters by 400 meters. We believe this extended sampling and data collection will provide better resolution for selecting drill targets.

In 2019 Liberty Star contracted Pim van Geffen, PhD, PGeo of Vancouver Geochemistry to provide services in the form of validation and interpretation of our biogeochemical data from the Hay Mountain Project, Tombstone District, Arizona. In particular, the quality of the biogeochemical data was assessed regarding its capacity to support the recognition of buried porphyry-copper and related mineralization in the Project area and inform exploration decisions. A written report on the data assessment, including statements on data quality and utility, interpreted maps, and recommendations for the use of the data and data products in furthering exploration efforts on the Hay Mountain Project have been received.

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

ZTEM EM Survey: We requested and received a cost estimate from Geotech of Aurora (Toronto area) Ontario, Canada, which is the only purveyor of this helicopter borne electromagnetic (EM) geophysical method. This geophysical method has the ability to “look down” into the crust of the earth about 2,000 meters (6,600 feet) and detect sulfides and other rock types and structures which may be associated with porphyry copper systems. Test work over known Safford, Arizona porphyry copper deposits along with thousands of verifying drill holes show the geometry of such mineral systems can be determined, thus identifying whether it is a porphyry copper system or some other mineral system. When combined with our geochemical data, we can determine the position of the copper-moly center of the system and design our drill program to efficiently test and define mineralization. We flew ZTEM in July 2013 and the analysis report was received in February 2014. In 2019, a re-interpretation of the ZTEM and the magnetic data with focus on porphyry targets was performed on the basis of more rigorous 3D inversion tools. Based on the 3D ZTEM and the 3D MVI inversion results, Geotech has recommended the following: Integrate the newly obtained results with all available geological, geochemical and drilling info (if available) to better define and prioritize exploration targets; Follow-up with deep-penetrating ground IP and ground TDEM detailed surveys on the 1st priority potential porphyry target Zd1and then the 2nd priority targets Zs1and Zs2 for better definition of their depth and shape; Follow-up with detailed ground MT survey the Zd1target for its investigation at depth; Drill testing of the Zd1target with deep holes should be performed after ground verification with ground geophysics. See news release: https://www.libertystaruranium.com/2019/09/30/liberty-star-hires-geotech-ltd-to-update-hay-mountain-project-ztem-data/

Also, in 2019 Liberty Star contracted Alan King, P.Geo., M.Sc.at Geoscience North to prepare a geophysical review of all the geochemical and geophysical data. Their conclusions and recommendations are- The full 3D Geoscience Analyst (GA) integrated model, which was provided as part of the review, should be used for targeting as there is much more detail and dynamic viewing available in the live 3D model than in the 2D screen captures of the model shown in the report. The new 3D models based on the ZTEM data should be reviewed with respect to the previous ground IP/Res, CSAMT etc. data, which were mentioned in the SRK report. The core anomalous area has complex Magnetic and EM signatures in an area of structural complexity, with associated well defined geochem anomalies. Drill testing is recommended to test this area. Physical properties such as mag susceptibility, electrical conductivity, density and IP effect would be helpful for further interpretation. These could be acquired on existing rock samples from the area or on core samples from any new drilling or with in-situ borehole geophysical surveys in any new Drill holes. Targeting: the main target remains the core geochem anomaly area and drill testing of this target is recommended. The combined EM and magnetic models show a thicker tabular conductive feature together with an area of high magnetic/structural complexity in the core of a large magnetic depletion zone, coincident with the core of the geochem anomalies. See news release: https://www.libertystaruranium.com/2020/01/31/liberty-star-minerals-lbsrtechnical-data-studies-available/

Sampling Protocols for all projects

Liberty Star trains all employees/contractors conducting sample collection by use of a handheld digital mobile device (X-ray Fluorescence Analyzer) to record accurate analysis of 31 elements including gold, silver copper, molybdenum, uranium, thorium, manganese and other elements from each in situ sample. The XRF device leads the sampler through a series of dropdown menu windows with various description capabilities and the ability to record a GPS coordinate of the location. Data from the XRF is uploaded to our computer database daily. The X-ray (XRF) is now a recognized and a valuable portable assay tool.

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

ITEM 3. LEGAL PROCEEDINGS

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of January 31, 2020. The matter is ongoing as of the date of this filing.

On February 18, 2020, our former CEO and his spouse (the “Counterclaimants”) filed a First Amended Answer: First Amended Complaint and Counterclaim with the Superior Court of Arizona seeking dismissal of the Company’s complaint and reimbursement of Counterclaimants’ attorney fees incurred related to the matter. Additionally, the counterclaim alleges breach of contract by the Company and requests reimbursement of amounts loaned to the Company by our former CEO and his spouse, along with reimbursement of attorney fees. The Company believes these counterclaims are without merit and will aggressively defend them, and believes no unfavorable outcome or material effect on our consolidated financial statements will result.

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

Quarter Ended	High	Low
January 31, 2020	$0.0011	$0.0009
October 31, 2019	$0.0008	$0.0007
July 31, 2019	$0.0015	$0.0013
April 30, 2019	$0.0013	$0.0011
January 31, 2019	$0.0005	$0.0002
October 31, 2018	$0.0011	$0.0003
July 31, 2018	$0.0019	$0.0009
April 30, 2018	$0.0016	$0.0009

Our transfer agent, The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of April 30, 2020, we had 4,742,269,679 shares of our common stock issued and outstanding, with 146 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing sale price for our common stock on April 28, 2020, as reported on the OTC Pink Open Market was $0.0006.

Recent Sales of Unregistered Securities

Common Stock Issued During the Year Ended January 31, 2020

During the year ended January 31, 2020, the Company issued a total of 390,811,083 shares of our common stock for conversions of $131,954 of convertible notes payable at an exercise prices ranging from of $0.00011 to $0.00078.

In July 2019, the Company issued 30,000,000 shares of its common stock to satisfy $213,000 owed for services due an investor relations consultant for services provided in prior years which was previously included in accounts payable and accrued liabilities, resulting in a gain on settlement of accounts payable of $177,000.

In July 2019, the Company issued 43,215,212 shares of its common stock and 21,607,606 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.001157 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

On November 19, 2019, the Company sold 21,121,429 shares of the Company’s common stock to an accredited investor for $20,699, or $0.00098 per unit, in a private placement. The purchase includes 10,560,714 warrants (1/2 warrant for each share purchased) with a three-year term to purchase the Company’s stock at an exercise price of 0.00137. The consideration received included $10,000 cash plus the settlement of a note payable of $10,000 and accrued interest of $699.

In January 2020, the Company received the return of 24,242,424 shares of its common stock from a service provider that was previously issued in June 2017 for the settlement of accounts payable of $44,000. The return resulted in an increase of accounts payable of $44,000.

Common Stock Issued During the Year Ended January 31, 2019

During the year ended January 31, 2019, the Company issued a total of 1,625,031,411 shares of our common stock for conversions of $518,552 of convertible notes payable at exercise prices ranging from $0.0002 to $0.0007.

During the year ended January 31, 2019, the Company issued 26,000,000 units to investors for total proceeds of $13,000. Each unit consists of one share of the Company’s common stock and one-half warrant to purchase one-half equivalent share each of the Company’s common stock. The warrants have an exercise price of $0.0007 and have a three-year term

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $25,024 and negative working capital of $1,708,540 as of January 31, 2020. We had cash inflows from financing activities of $358,500 for the fiscal year ended January 31, 2020. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On February 23, 2018, we received net proceeds of $50,000 from the issuance of a convertible note dated February 23, 2018 (the “February 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on November 30, 2018, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $55,120 of this note for 123,062,822 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On March 26, 2018, we received net proceeds of $50,000 from the issuance of a convertible note dated March 26, 2018 (the “March 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on January 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $57,120 of this note for 159,445,163 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On April 25, 2018, we received net proceeds of $40,000 from the issuance of a convertible note dated April 25, 2018 (the “April 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $44,720 of this note for 184,601,399 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On June 1, 2018, we received net proceeds of $40,000 from the issuance of a convertible note dated May 29, 2018 (the “May 2018 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 15, 2019, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $44,720 of this note for 229,333,333 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2019.

On July 23, 2018, we received net proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2019, the noteholder converted an aggregate of $31,581 of this note for 191,396,961 shares of the Company’s common stock. During the year ended January 31, 2020, the noteholder converted an aggregate of $21,714 of the remaining balance of this note for 197,400,727 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On April 12, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated April 10,2019 (the “April 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 28, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2020, the noteholder converted the note in full (an aggregate of $55,120) for 73,670,329 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On May 21, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated May 17,2019 (the “May 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 17, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2020, the noteholder converted a total of $55,120 of the note in for 119,740,027 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

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

On January 30, 2020, we received net proceeds of $33,000 from the issuance of a convertible note dated January 27, 2020 (the “January 2020 Note”). The note bears interest at 8%, includes OID of $3,600 and legal fees of $3,000, matures on November 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2020 and 2019, we also entered into certain private investment agreements pursuant to which we received a total of $60,000 and $13,000 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2020

We had a net loss of $337,469 for the fiscal year ended January 31, 2020 compared to net loss of $1,305,252 for the fiscal year ended January 31, 2019. Net loss decreased by $967,783 due primarily to a decrease in public relations costs of $209,216 due primarily to a decrease in stock compensation issued for public relations services, a decrease in interest expense of $369,795 due to a decrease in convertible note conversions and the related amortization of debt discounts of the derivative liability, and the $177,000 gain on settlement of accounts payable during the year ended January 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2020 reflect financial information for the fiscal years ended January 31, 2020 and 2019.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2020 and 2019. Our accumulated deficit at January 31, 2020, was approximately $57 million and the net loss from operations for the fiscal year ended January 31, 2020 was $467,796. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2020. Our total stockholders’ deficit at January 31, 2020 was $1,706,048.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. and its subsidiaries (collectively, the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 30, 2020

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2020	January 31, 2019

Assets

Current:
Cash and cash equivalents	$25,024	$890
Prepaid expenses	8,311	7,044
Total current assets	33,335	7,934

Property and equipment, net	39,892	1,739
Total assets	$73,227	$9,673

Liabilities and Stockholders' Deficit

Current:
Accounts payable and accrued liabilities	458,350	708,877
Accounts payable to related parties	51,119	52,332
Accrued wages to related parties	811,711	775,574
Advances from related party	101,631	-
Notes payable to related parties	166,560	106,943
Convertible promissory note, net of debt discount of $15,364 and $20,584	152,504	1,057
Derivative liability	-	58,656
Total current liabilities	1,741,875	1,703,439

Long-term:
Long-term accounts payable	37,400	-
Total long-term liabilities	37,400	-

Total liabilities	1,779,275	1,703,439

Commitments and Contingencies (Note 13)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 4,558,362,693 and 4,097,457,393 shares issued and outstanding, respectively	45,584	40,975
Additional paid-in capital	55,028,764	54,708,186
Accumulated deficit	(56,780,396)	(56,442,927)
Total stockholders' deficit	(1,706,048)	(1,693,766)

Total liabilities and stockholders' deficit	$73,227	$9,673

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	January 31
	2020	2019
Revenues	$-	$-
Expenses:
Geological and geophysical costs	70,332	45,121
Salaries and benefits	219,188	287,136
Public relations	-	209,216
Depreciation	2,684	2,360
Legal	37,706	18,233
Professional services	79,069	77,047
General and administrative	56,158	133,701
Travel	2,659	4,332
Net operating expenses	467,796	777,146
Loss from operations	(467,796)	(777,146)

Other income (expense):
Interest expense	(155,216)	(525,011)
Impairment of stock subscription receivable	-	(55,673)
Gain on settlement of accounts payable	177,000	-
Gain on change in fair value of derivative liability	108,543	52,578
Total other income (expense)	130,327	(528,106)
Net loss	$(337,469)	$(1,305,252)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	4,360,723,723	2,966,157,698

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Stock	Additional		Total
	Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2018	2,446,425,982	$24,464	$(55,673)	$53,674,104	$(55,137,675)	$(1,494,780)
Issuance of common shares for cash pursuant to investment agreement	26,000,000	260	-	12,740	-	13,000
Shares issued for conversion of notes	1,625,031,411	16,251	-	502,301	-	518,552
Resolution of derivative liabilities due to debt conversions	-	-	-	519,041	-	519,041
Impairment of stock subscription receivable	-	-	55,673	-	-	55,673
Net loss for the year ended January 31, 2019	-	-	-	-	(1,305,252)	(1,305,252)
Balance, January 31, 2019	4,097,457,393	40,975	-	54,708,186	(56,442,927)	(1,693,766)
Issuance of common stock and warrants in private placement	64,336,641	643	-	70,056	-	70,699
Shares issued for conversion of notes	390,811,083	3,908	-	128,046	-	131,954
Settlement of accounts payable through issuance of common stock	30,000,000	300	-	35,700	-	36,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	(322,006)	-	(322,006)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	372,119	-	372,119
Return of common stock	(24,242,424)	(242)	-	(43,758)	-	(44,000)
Stock based compensation	-	-	-	80,421	-	80,421
Net loss for the year ended January 31, 2020	-	-	-	-	(337,469)	(337,469)
Balance, January 31, 2020	4,558,362,693	$45,584	$-	$55,028,764	$(56,780,396)	$(1,706,048)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	January 31
	2020	2019

Cash flows from operating activities:
Net loss	$(337,469)	$(1,305,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,684	2,360
Amortization of debt discount	134,821	467,133
Impairment of stock subscription receivable	-	55,673
(Gain) on settlement of accounts payable	(177,000)	-
(Gain) on change in fair value of derivative liabilities	(108,543)	(52,578)
Share-based compensation	80,421	-
Changes in assets and liabilities:
Prepaid expenses	(1,267)	7,176
Accounts payable and accrued expenses	(44,127)	331,937
Accounts payable to related parties	(1,213)	17,534
Accrued wages related parties	36,137	91,000
Changes in advances from related party	60,794	-
Accrued interest	20,396	25,121
Cash flows used in operating activities:	(334,366)	(359,896)

Cash flows from financing activities:
Proceeds from note payable	10,000	-
Proceeds from notes payable, related parties	48,500	83,700
Proceeds from convertible promissory notes	240,000	228,000
Proceeds from the issuance of common stock, net of expenses	60,000	13,000
Net cash provided by financing activities	358,500	324,700

Increase (decrease) in cash and cash equivalents	24,134	(35,196)
Cash and cash equivalents, beginning of period	890	36,086
Cash and cash equivalents, end of period	$25,024	$890

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$32,317
Supplemental disclosure of non-cash investing and financing activities:
Settlement of accounts payable through issuance of common stock	$36,000	$-
Related party loan advance - payment of Company expenses		$22,193
Resolutions of derivative liabilities due to debt conversions and untainted warrants	$372,119	$521,801
Reclass of APIC to derivative liabilities for tainted warrants	$322,006	$2,760
Debt discounts due to derivative liabilities	$100,000	$461,589
Common stock issued for conversion of debt and interest	$131,954	$518,552
Equipment purchase paid by related party	$40,837	$-
Return of common shares issued for settlement of accounts payable	$44,000	$-
Debt extinguishment through issuance of common stock	$10,699	$-

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”, or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) was our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Until 2016 Big Chunk was engaged in the acquisition and exploration of mineral properties business in the State of Alaska. until its dissolution on July 26, 2019. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. We renamed HMSP to Hay Mountain Holdings LLC (“HMH”) on March 5, 2019. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. On February 22, 2019, the Company registered the tradename ‘Liberty Star Minerals’ with the state of Arizona to be recognized as ‘doing business as’, or ‘d/b/a’ Liberty Star Minerals. We have not generated any revenues from operations. On April 11, 2019 we formed a new subsidiary named Earp Ridge Mines LLC (“Earp Ridge”) wholly owned by HMH.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary HMH and the HMH wholly-owned subsidiary Earp Ridge. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2020 and 2019, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options. The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2020 or 2019.

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

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for the tax year ended January 31, 2016 and prior.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended January 31, 2020 and 2019, the following number of potentially dilutive shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Year Ended January 31,
	2020	2019

Stock options outstanding	88,500,000	90,379,950
Warrants	181,707,809	154,414,489
Shares to be issued upon conversion of notes payable	301,904,879	132,441,607

Total	572,112,688	377,236,046

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

NOTE 4 – Mineral claims

At January 31, 2020, we held a 100% interest in 66 standard federal lode mining claims located in the Tombstone region of Arizona.

At January 31, 2020, we held 28 Arizona State Land Department Mineral Exploration Permits covering 12,557.77 acres in the Tombstone region of Arizona.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2020.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2020	January 31, 2019
Geology Equipment (3 to 7 years)	$315,052	$274,215
Vehicles and transportation equipment (5 years)	48,592	48,592
Office furniture and equipment (3 to 7 years)	71,584	71,584
	435,228	394,391
Less: accumulated depreciation	(395,336)	(392,652)
	$39,892	$1,739

Depreciation expense was $2,684 and $2,360 for the years ended January 31, 2020 and 2019, respectively.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2020	January 31, 2019

12% convertible note payable issued July 2018, due July 2019	$-	$21,641
8% convertible note payable issued August 2019, due May 2020	79,886	-
8% convertible note payable issued October 2019, due August 2020	48,347	-
8% convertible note payable issued January 2020, due November 2020	39,635	-

	167,868	21,641
Less debt discount	(15,364)	(20,584)
Less current portion of convertible notes	(152,504)	(1,057)
Long-term convertible notes payable	$-	$-

On July 23, 2018, we received net proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2020, the noteholder converted an aggregate of $21,714 of the remaining balance of this note for 197,400,727shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On April 12, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated April 10, 2019 (the “April 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 28, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2020, the noteholder converted the note in full (an aggregate of $55,120) for 73,670,329 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On May 21, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated May 17, 2019 (the “May 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 17, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2020, the noteholder converted a total of $55,120 of the note in for 119,740,027 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

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

On January 30, 2020, we received net proceeds of $33,000 from the issuance of a convertible note dated January 27, 2020 (the “January 2020 Note”). The note bears interest at 8%, includes OID of $3,600 and legal fees of $3,000, matures on November 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the years ended January 31, 2020 and 2019, the Company recorded debt discounts of $100,000 and $461,589, respectively, due to the derivative liabilities, and original issue debt discounts of $29,900 and $14,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $134,821 and $467,133 for the years ended January 31, 2020 and 2019, respectively.

Note payable:

In March 2019, the Company received proceeds of $10,000 from a third-party under a promissory note due in March 2020, with interest at 10%. On November 19, 2019, the Company sold 21,121,429 shares of the Company’s common stock to this noteholder for $20,699, or $0.00098 per unit, in a private placement. The consideration received included $10,000 in cash plus the settlement of this note payable of $10,000 and accrued interest of $699, leaving a balance of $0 as of January 31, 2020.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the years ended January 31, 2020 and 2019, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of January 31, 2020:

●	The stock projections are based on the historical volatilities for each date. These ranged in the 166% to 271% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2020 of $322,006 for newly granted and existing warrants (see Note 10) that were tainted and a derivative liability of $123,057 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $23,057 and a debt discount of $100,000 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the year ended January 31, 2020, was $100,000. The remaining unamortized debt discount related to the derivative liability was $0 as the note was fully converted by January 31, 2020.

During the year ended January 31, 2020, the Company recorded a reclassification from derivative liability to equity of $234,650 for warrants becoming untainted and $137,469 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a gain of $108,543 to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2020. The Company did not have a derivative liability as of January 31, 2020 since none of the outstanding notes remained convertible during the period and consequently, the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2020	2019
Beginning balance	$58,656	$168,686
Total gains	(108,543)	(52,578)
Settlements	(372,119)	(519,041)
Additions recognized as debt discount	100,000	461,589
Additions due to tainted warrants	322,006	-
Ending balance	$-	$58,656

Change in unrealized gains included in earnings relating to derivatives as of January 31, 2020 and 2019	$(108,543)	$(52,578)

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

Common Stock Issued During the Year Ended January 31, 2020

During the year ended January 31, 2020, the Company issued a total of 390,811,083 shares of our common stock for conversions of $131,954 of convertible notes payable at an exercise prices ranging from of $0.00011 to $0.00078.

In July 2019, the Company issued 30,000,000 shares of its common stock to satisfy $213,000 owed for services due an investor relations consultant for services provided in prior years which was previously included in accounts payable and accrued liabilities, resulting in a gain on settlement of accounts payable of $177,000.

In July 2019, the Company issued 43,215,212 shares of its common stock and 21,607,606 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.001157 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

On November 19, 2019, the Company sold 21,121,429 shares of the Company’s common stock to a noteholder for $20,699, or $0.00098 per unit, in a private placement. The consideration received included $10,000 cash plus the settlement of a note payable of $10,000 and accrued interest of $699.

On January 8, 2020, a consultant returned to the Company a total of 24,242,424 shares of common stock issued for accounts payable for services totaling $44,000. The exchange resulted in an increase in accounts payable of $44,000 which the Company has agreed to repay in installments of $600 for twelve months, $1,500 for the following 12 months, and $2,500 per month thereafter until paid in full. The consultant has agreed to waive the final $4,000 if all payments are made timely. A total of $44,000 remains outstanding as of January 31, 2020, of which $37,400 is classified as long-term accounts payable.

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

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 95,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 2,500,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 962,500 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2020 and 2019 are 10,208,750 and 8,328,800, respectively. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2020 and 2019 are 212,500 and 212,500, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2020 and 2019 are 41,250 and 41,250.

The Company granted 15,000,000 stock options each to four directors (60,000,000 total) during the year ended January 31, 2020 and recognized $80,421 of compensation expense using the Black-Scholes valuation method with the following assumptions: stock prices of $0.0014 to $0.0015, exercise price of $0.003, expected term of 5 years, volatility of 180.7% to 181.3%, annual rate of dividends of 0%, and discount rates of 1.59% to 1.85%.

No stock options were granted during the year ended January 31, 2019.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2020 and 2019:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2018	91,308,750	$0.033	3.53	$-

Granted	-	-
Cancelled and/or forfeited	(928,800)	0.097
Exercised	-	-
Outstanding, January 31, 2019	90,379,950	$0.033	2.56	$-

Granted	60,000,000	0.003
Cancelled and/or forfeited	(61,879,950)	0.034
Exercised	-	-
Outstanding, January 31, 2020	88,500,000	$0.012	7.20	$-

Exercisable, January 31, 2020	88,500,000	$0.012	7.20	$-

The aggregate intrinsic value is calculated based on the stock price of $0.0011 and $0.0003 per share as of January 31, 2020 and 2019, respectively.

During the years ended January 31, 2020 and 2019, we recognized $80,421 and $0 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

Share-based compensation expense is reported in our consolidated statements of operations as follows:

	January 31, 2020	January 31, 2019
Geological and geophysical costs	$-	$-
Salaries and benefits	80,421	-
Investor relations	-	-
General and administrative	-	-
	$80,421	$-

At January 31, 2020, there was $0 of unrecognized share-based compensation for all share-based awards outstanding.

NOTE 10 – Warrants

As of January 31, 2020, there were 181,707,809 whole share purchase warrants outstanding and exercisable. The warrants have a three-year term, a weighted average remaining life of 1.86 years and a weighted average exercise price of $0.005 per whole warrant for one common share. Whole share purchase warrants outstanding at January 31, 2020 and 2019 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share

Outstanding, January 31, 2018	141,414,489	$0.006
Issued	13,000,000	0.0007
Expired	-	-
Exercised	-	-
Outstanding, January 31, 2019	154,414,489	$0.005
Issued	32,168,320	0.0015
Expired	(4,875,000)	0.003
Exercised	-	-
Outstanding, January 31, 2020	181,707,809	0.005

Exercisable, January 31, 2020	181,707,809	0.005

The weighted average intrinsic value for warrants outstanding was $5,200 and $0 as of January 31, 2020 and 2019, respectively.

On July 12, 2019, the Company issued 21,607,606 warrants to an investor, who also subsequently became a director of the Company, as part of their purchase of common stock during the year ended January 31, 2020. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

On November 19, 2019, the Company issued 10,560,714 warrants to an investor, as part of their purchase of common stock during the year ended January 31, 2020. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00137.

Effective May 1, 2019, the Company extended the due date of all warrants expiring during the three months ended July 31, 2019, totaling 33,001,166 warrants, for an additional three years. There was no expense related to the extension of these warrants since these were held by investors.

Effective December 5, 2019, the Company extended the due date of all warrants expiring during the five months ending December 31, 2019, totaling 19,499,882 warrants, for an additional three years. There was no expense related to the extension of these warrants since these were held by investors.

NOTE 11 – Income taxes

As of January 31, our deferred tax asset is as follows:

	January 31, 2020	January 31, 2019
Deferred Tax Assets	$6,641,000	$6,535,000
Less Valuation Allowance	(6,641,000)	(6,535,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase of $106,000 during the year ended January 31, 2020 primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2020, our estimated net operating loss carry-forward is approximately $32 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 and 2020 net operating losses under the Tax Cuts and Jobs Act.

We have identified our federal and Arizona state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are the tax years ended January 31, 2017 through January 31, 2020. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

NOTE 12 – Related party transactions

We were a party to the following transactions with related parties during the year ended January 31, 2020:

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the years ended January 31, 2020 and 2019.

At January 31, 2020 and 2019, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President. We had a balance of accrued unpaid wages of $36,137 and $31,137 to Patricia Madaris, CFO, as of January 31, 2020 and 2019, respectively.

At January 31, 2020 and 2019, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

At January 31, 2020 and 2019, we had a balance of $13,325 due to the spouse of James Briscoe.

At January 31, 2020 and 2019, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

During the year ended January 31, 2020, the Company received advances of $48,500 from two directors under two promissory notes with interest at 10%. Total principal maturities under these two notes are $106,302 due October 31, 2020 (extended from October 31, 2019) and $35,430 due October 31, 2020 (extended from January 31, 2020). Additionally, the Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, due September 17, 2019 with interest at 10% and is currently past due. As of January 31, 2020, the total balance of all related party notes was $166,560, which includes accrued interest of $14,828.

During the year ended January 31, 2020, our CEO, Brett Gross, made various payments on behalf of the Company totaling $101,631, reflected as advances from related party on the accompanying consolidated balance sheet. The advances bear no interest and have no specified repayment date.

In July 2019, the Company issued 43,215,212 shares of its common stock and 21,607,606 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.001157 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.00162.

In July and October 2019, the Company issued an aggregate of 60,000,000 non-qualified stock options to four new directors for services. The options vest immediately, have a 10-year term, an exercise price of $0.003, and resulted in share-based compensation expense of $80,421 during the year ended January 31, 2020.

We had an option to explore 1 standard federal lode mining claim at the East Silverbell project and 29 standard federal lode mining claims at the Walnut Creek project from JABA. We were required to pay annual rentals to maintain the claims in good standing. We paid $4,650 in rental fees to maintain these mineral claims during the year ended January 31, 2019 until September 1, 2019. The original option agreement was for the period from April 11, 2008 through January 1, 2011 and was extended through June 1, 2013, June 1, 2015 and then to June 1, 2021, The Company did not renew this option and it expired on September 1, 2019.

We were a party to the following transactions with related parties during the year ended January 31, 2019:

We rented an office from James Briscoe on a month-to-month basis for $522 per month through December 2018. The total rent expense related to this office was approximately $0 and $6,264 for the years ended January 31, 2020 and 2019. A total of $2,996 was due as of January 31, 2020 and 2019.

During the year ended January 31, 2019, the Company received advances of $73,193 from a director under a promissory note dated October 31, 2018, due October 31, 2020, with interest at 10%. We also received advances of $22,700 from another director under a promissory note dated December 20, 2018, due October 31, 2020 (extended from January 31, 2020), with interest at 10%. We also received an advance of $10,000 from James Briscoe under a promissory note dated September 17, 2018, due September 17, 2019 with interest at 10%. As of January 31, 2019, the total balance of these notes was $106,943, which includes accrued interest of $1,050.

NOTE 13 – Commitments and Contingencies

We currently rent a storage space for $45 per month in Tombstone, Arizona on a month-to-month basis.

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $165 per claim. The rentals due by September 1, 2020 for the period from September 1, 2020 through September 1, 2021 of $10,890 have not been paid yet, but we plan to pay when due.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,557.77 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $30,764.

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of January 31, 2020. The matter is ongoing as of the date of this filing.

On February 18, 2020, our former CEO and his spouse (the “Counterclaimants”) filed a First Amended Answer: First Amended Complaint and Counterclaim with the Superior Court of Arizona seeking dismissal of the Company’s complaint and reimbursement of Counterclaimants’ attorney fees incurred related to the matter. Additionally, the counterclaim alleges breach of contract by the Company and requests reimbursement of amounts loaned to the Company by our former CEO and his spouse, along with reimbursement of attorney fees. The Company believes these counterclaims are without merit and will aggressively defend them, and believes no unfavorable outcome or material effect on our consolidated financial statements will result.

NOTE 14 – Fair value of financial instruments

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at January 31, 2020	$-	-	-	$-
Warrant and convertible note derivative liability at January 31, 2019	$58,656	-	-	$58,656

Our financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, convertible notes payable, notes payable, and derivative liability. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the derivative liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the warrant liability are reported in other income (expense) as gain (loss) on change in fair value.

NOTE 15 – Subsequent events

In March and April 2020, we received aggregate proceeds of $55,000 under the promissory note with   Pete O’Heeron, a director. The note bears interest at 10% and matures on October 31, 2020.

On April 27, 2020, we received an advance from our CEO of $10,000. The advance bears no interest and has no specified repayment date.

In March 2020, our CEO made payments on behalf of the Company totaling approximately $25,000. These payments will be recorded as advances to the Company, bearing no interest with no specified repayment date.

In March 2020, the Company issued 22,000,000 shares of its common stock and 11,000,000 warrants to an investor for proceeds of $17,600, or $0.0008 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.0011.

In February, March and April 2020, we issued a total of 161,906,986 shares of our common stock for conversions of convertible debt totaling $91,800, at prices ranging from $0.0047 to $0.0072.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of January 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fiscal quarter  ended January 31, 2020.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
Brett Gross James A. Briscoe	President, Chief Executive Officer and Director Former Director (resigned September 23, 2019)	60 78	October 20, 2014 February 3, 2004
Peter O’Heeron	Chairman of the Board, Secretary and Treasurer.	56	September 6, 2012
Patricia Madaris	Chief Financial Officer, VP Finance	68	May 8, 2015
V.E. “Gene” Streety	Director	90	August 27, 2018
Bradley Munroe	Director	78	August 27, 2018
Boyd Gordon	Director	69	July 19, 2019
Bernard Guarnera	Director	76	October 14, 2019

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

James A. Briscoe. Mr. Briscoe was appointed as our Chief Executive Officer, President and Chairman of the Board in 2004 and Chief Financial Officer in 2008. Mr. Briscoe is a Registered Professional Geologist in the states of Arizona and California. From 1996 to 2005, Mr. Briscoe was the Vice President of Exploration, and Chairman of the Board of JABA Exploration Inc., a TSX Venture Exchange Canadian public company. Mr. Briscoe is also the President, Chief Executive Officer and a Geologist of JABA (US) Inc. He was also the President of Compania Minera JABA, S.A. de C.V. in Mexico. Compania Minera JABA, S.A. de C.V. is no longer active and is in the process of dissolution. Mr. Briscoe was succeeded as Chief Executive Officer, President and Chairman of the Board on December 7, 2018, after which he served as a director of the Company until September 23, 2019.

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

Patricia Madaris. Ms. Madaris has served as our VP Finance since May 2015. Prior to that time, Ms. Madaris served as the Executive Assistant to our CEO and Board of Directors since 2011. Since beginning her work at our company, she has proven to be beneficial in facilitating many areas of our public company, working to engage, negotiate, and close financings, and overseeing and working actively in financial reporting, and projected budgeting for ongoing operations. She has also worked as an accountant/manager for corporations in Arizona, Florida, and California since 2005. Ms. Madaris has a Bachelor’s of Science Degree from Indiana Wesleyan University, graduating Summa Cum Laude. Ms. Madaris also holds an MBA graduating with highest honors in February 2017. Ms. Madaris was elected Chief Financial Officer on January 11, 2019.

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

Boyd Gordon. Mr. Gordon is a financial transaction professional with over 30 years of broad experience in corporate and international finance, capital market transactions and project development and finance. Currently, Mr. Gordon is a principal in a financial consultancy firm. At URS, a major engineering and construction company, Mr. Gordon served as the Senior Director of Project Development and Finance. In this position, Mr. Gordon structured large institutional financings for public sector infrastructure projects and assisted clients of the power and mining groups. His expertise is in structuring creative financing plans, finding funding sources and closing complex financial transactions. In a long career with Westinghouse Electric, Mr. Gordon served as European Treasurer, Director of Corporate Finance, Vice President of Asset Review, Vice President of the Leasing Group, and Director of Treasury Strategic Programs. He was a member of Westinghouse Electric’s team of corporate finance executives that guided the company through a severe financial crisis. Mr. Gordon received a master’s degree in International Management from the American Graduate School of International Management (Thunderbird) in 1976, a Master of Business Administration in Finance from Southern Methodist University in 1975, and a Bachelor of Science degree in Marketing from Missouri State University in 1972.

We believe Mr. Gordon is qualified to serve on our board of directors because of his extensive education and business experience as described above.

Bernard (Barney) Guarnera. Mr. Guarnera is well known and respected throughout the mining industry. He has over 50 years of experience encompassing six continents and precious metals, ferrous, non-ferrous, base metal, industrial and energy minerals. From 1991 through 2011 he was the president and CEO of the Behre Dolbear Group, taking the company from a single office in New York City to a highly respected international mineral industry advisory firm with offices in North and South America, Europe, Australia, and Asia. Barney remains affiliated with Behre Dolbear as a Director. Mr. Guarnera is a Certified Mineral Appraiser with the IIMA, Chartered Professional (geology) with AusIMM, Qualified Professional (mineral property valuations, geology and ore reserves) with MMSA, a Registered Professional Engineer (Texas) and a Registered Professional Geologist (Oregon). Barney specializes in assessing the technical and economic viability of mineral projects and properties and the valuation of mineral properties and mining companies. He has participated in billions of dollars of transactions related to the mining industry and acted as principal advisor to the Stock Exchange of Hong Kong regarding the development of its listing rules for mining companies and later an advisor regarding its acquisition of the London Metal Exchange.

We believe Mr. Guarnera is qualified to serve on our board of directors because of his extensive education and business experience as described above.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held 9 formal meetings during the fiscal year ended January 31, 2020.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2020. Shareholders may contact our current President, Brett Gross, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2020 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2020, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2020, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2020 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Brett Gross, Chief Executive Officer and President	2020	-	-	-	-	-	-	-	-

James A. Briscoe, former Chief Executive Officer,	2019	129,500	-	-	-	-	-	-	$129,500
Chief Financial Officer and President

(1)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at January 31, 2020

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Brett Gross	-	-	-			-	-	-	-

James A. Briscoe	-	-	-			-	-	-	-

COMPENSATION PLANS

As of January 31, 2020, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

We granted a total of 60,000,000 and 0 options during the fiscal years ended January 31, 2020 and 2019, respectively.

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

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although our directors may receive stock options to purchase common stock as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any cash compensation for their services as a director, including committee participation and/or special assignments.

We issued 15,000,000 stock options each to four directors for their capacity as a director during the fiscal year ended January 31, 2020. No stock options were issued to directors during the year ended January 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on April 30, 2020 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 4,742,269,679 shares of common stock issued and outstanding as of April 30, 2020, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)

Brett Gross	74,858,600	(5)	1.59%
Peter O’Heeron	10,806,633	(4)	*
Patricia Madaris	2,250,000	(3)	*
Bradley Munroe	61,016,549	(6)	1.29%
Gene Streety	16,615,000	(7)
Boyd Gordon	15,000,000	(3)	*
Bernard Guarnera	15,000,000	(3)	*
James A. Briscoe	5,010,412	(2)	*
Estate of John Guilbert (deceased)	15,000,000	(3)	*

Directors and Executive Officers as a Group (9 persons)	213,942,194		4.57%

(1)	Based on 4,742,269,679 shares of common stock issued and outstanding as of April 30, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes: (i) 2,822,912 common stock purchase warrants that are currently exercisable, and (ii) 2,187,500 shares held by Alaska Star Minerals LLC, which is wholly owned by Mr. Briscoe. Mr. Briscoe resigned as a director on September 23, 2019.

(3)	This amount represents incentive or non-qualified stock options that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 7,000,000 incentive stock options and 677,507 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(5)	This amount includes 39,655,742 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(6)	This amount includes 33,537,686 shares of common stock, 15,000,000 stock options and 12,478,863 purchase warrants that are currently exercisable or exercisable within 60 days.

(7)	The amount includes 1,615,000 shares of common stock and 15,000,000 stock options.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2020, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	88,500,000	$0.012	10,462,500
Equity Compensation Plans Not Approved by Security Holders	-	N/A	-
Total	88,500,000	$0.012	10,462,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended January 31, 2020, the Company received advances of $48,500 from two directors under two promissory notes with interest at 10%, due October 31, 2020.

During the year ended January 31, 2020, our CEO, Brett Gross, made various payments on behalf of the Company totaling $101,631. The advances bear no interest and have no specified repayment date.

During the year ended January 31, 2019, the Company received advances of $73,193 from a director under a promissory note dated October 31, 2018, due October 31, 2020, with interest at 10%. We also received advances of $22,700 from another director under a promissory note dated December 20, 2018, due October 31, 2020, with interest at 10%. We also received an advance of $10,000 from James Briscoe under a promissory note dated September 17, 2018, due September 17, 2019 with interest at 10%.

Other than the transactions above, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities; and

(c)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

Our board of directors consists of the six directors: Brett Gross, Peter O’Heeron, V.E. “Gene” Streety, W. Bradley Munroe, Boyd Gordon and Bernard Guarnera. Our common stock is quoted on the OTC Pink Open Market operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have five independent directors consisting of Peter O’Heeron, V.E. “Gene” Streety, W. Bradley Munroe, Boyd Gordon and Bernard Guarnera

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended January 31, 2020 and 2019.

	Fiscal Year Ended January 31,
	2020	2019
Audit Fees	$31,500	$28,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$31,500	$28,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017).
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017).
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017).
10.18	12% Convertible Promissory Note issued to JSJ Investments Inc. dated April 10, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017).
10.19	Securities Purchase Agreement dated June 7, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 26, 2017).
10.20	Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017).
10.21	12% Convertible Promissory Note issued to JSJ Investments Inc. dated July 26, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on August 1, 2017).
10.22	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 21, 2017).
10.23	Securities Purchase Agreement dated as of September 13, 2017, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference as Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on September 21, 2017).
10.24	12% Convertible Promissory Note issued to JSJ Investments Inc. dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.25	12% Convertible Promissory Note issued to JSJ Investments Inc. dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on November 27, 2017).

10.26	12% Convertible Promissory Note issued to JSJ Investments Inc. dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 27, 2017).
10.27	12% Convertible Promissory Note issued to JSJ Investments Inc. dated January 22, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 26, 2018).
10.28	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.29	Securities Purchase Agreement dated as of February 23, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.30	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated March 26, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.31	Securities Purchase Agreement dated as of March 26, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.32	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.33	Securities Purchase Agreement dated as of April 25, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.34	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 29, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.35	Securities Purchase Agreement dated as of May 29, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.36	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SCE on July 19, 2018
10.37	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 10, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 16, 2019).
10.38	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 21, 2019).
10.39	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated August 15, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 22, 2019).
10.40	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 25, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 29, 2019).
10.41	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated January 27, 2020 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 30, 2020).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: April 30, 2020	By:	/s/ Brett Gross
Brett Gross
Chief Executive Officer and President

Dated: April 30, 2020	By:	/s/ Patricia Madaris
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

Signature	Title	Date

/s/ Brett Gross	Chief Executive Officer, President and Director (principal executive officer)	April 30, 2020
Brett Gross

/s/ Patricia Madaris	Chief Financial Officer (principal financial officer and principal accounting officer)	April 30, 2020
Patricia Madaris

/s/ Peter O’Heeron	Chairman of the Board	April 30, 2020
Peter O’Heeron

/s/ Boyd Gordon	Director	April 30, 2020
Boyd Gordon

/s/ Bernard Guarnera	Director	April 30, 2020
Bernard Guarnera

/s/ W. Bradley Munroe	Director	April 30, 2020
W. Bradley Munroe

/s / V.E. “Gene” Streety	Director	April 30, 2020
V.E. “Gene” Streety

