Form 10-Q
period 2020-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2020-06-12
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,829,536,345 shares as of June 12, 2020.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms “we”, “us”, “the Company”, and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Hay Mountain Holdings, LLC and Earp Ridge Mines LLC, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2020	2020
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$6,651	$25,024
Prepaid expenses	12,210	8,311
Total current assets	18,861	33,335

Property and equipment, net	38,218	39,892
Total assets	$57,079	$73,227

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$462,786	$458,350
Accounts payable to related parties	51,119	51,119
Accrued wages to related parties	811,711	811,711
Advances from related party	142,321	101,631
Notes payable to related parties	225,786	166,560
Convertible promissory note, net of debt discount of $23,796 and $15,364	39,982	152,504
Derivative liability	134,922	-
Total current liabilities	1,868,627	1,741,875

Long-term:
Long-term accounts payable	33,800	37,400
Total long-term liabilities	33,800	37,400

Total liabilities	1,902,427	1,779,275

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Common stock - $.00001 par value; 6,250,000,000 authorized; 4,780,603,012 and 4,558,362,693 shares issued and outstanding, respectively	47,806	45,584
Additional paid-in capital	55,070,983	55,028,764
Accumulated deficit	(56,964,137)	(56,780,396)
Total stockholders’ deficit	(1,845,348)	(1,706,048)

Total liabilities and stockholders’ deficit	$57,079	$73,227

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 30
	2020	2019
Revenues	$-	$-
Expenses:
Geological and geophysical costs	2,958	600
Salaries and benefits	37,750	35,489
Depreciation	1,674	493
Legal	50,536	-
Professional services	19,956	24,784
General and administrative	19,961	14,393
Travel	439	-
Net operating expenses	133,274	75,759
Loss from operations	(133,274)	(75,759)

Other income (expense):
Interest expense	(105,503)	(32,611)
Gain (loss) on change in fair value of derivative liability	55,036	(4,462)
Total other expense	(50,467)	(37,073)
Net loss	$(183,741)	$(112,832)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	4,641,100,196	4,234,972,506

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended April 30, 2020 and 2019

(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2020	4,558,362,693	$45,584	$55,028,764	$(56,780,396)	$(1,706,048)
Issuance of common stock and warrants in private placement	27,000,000	270	20,329	-	20,599
Shares issued for conversion of notes	195,240,319	1,952	104,848	-	106,800
Reclass of APIC to derivative liabilities for tainted warrants	-	-	(189,472)	-	(189,472)
Resolution of derivative liabilities due to debt conversions	-	-	106,514	-	106,514
Net loss for the three months ended April 30, 2020	-	-	-	(183,741)	(183,741)
Balance, April 30, 2020	4,780,603,012	$47,806	$55,070,983	$(56,964,137)	$(1,845,348)

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2019	4,097,457,393	$40,975	$54,708,186	$(56,442,927)	$(1,693,766)
Shares issued for conversion of notes	197,400,727	1,974	19,740	-	21,714
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	63,118	-	63,118
Net loss for the three months ended April 30, 2019	-	-	-	(112,832)	(112,832)
Balance, April 30, 2019	4,294,858,120	$42,949	$54,791,044	$(56,555,759)	$(1,721,766)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 30
	2020	2019

Cash flows from operating activities:
Net loss	$(183,741)	$(112,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,674	493
Amortization of debt discounts	98,568	21,696
(Gain) loss on change in fair value of derivative liabilities	(55,036)	4,462
Changes in assets and liabilities:
Prepaid expenses	(3,899)	365
Accounts payable and accrued expenses	31,526	(19,442)
Accounts payable to related parties	-	(1,213)
Accrued wages related parties	-	36,137
Accrued interest	6,936	4,955
Cash flows used in operating activities:	(103,972)	(65,379)

Cash flows from financing activities:
Proceeds from note payable	-	10,000
Cash advance from related party	10,000	-
Proceeds from notes payable, related parties	55,000	22,000
Proceeds from convertible promissory notes	-	50,000
Proceeds from the issuance of common stock	20,599	-
Net cash provided by financing activities	85,599	82,000

Increase (decrease) in cash and cash equivalents	(18,373)	16,621
Cash and cash equivalents, beginning of period	25,024	890
Cash and cash equivalents, end of period	$6,651	$17,511

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$5,961
Supplemental disclosure of non-cash items:
Resolutions of derivative liabilities due to debt conversions and untainted warrants	$106,514	$63,118
Reclass of APIC to derivative liabilities for tainted warrants	$189,472	$-
Debt discounts due to derivative liabilities	$107,000	$-
Common stock issued for conversion of debt and interest	$106,800	$21,714
Expenses paid by related party	$30,690	$-

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2020 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2020 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at April 30, 2020	$134,922	-	-	$134,922
Warrant and convertible note derivative liability at January 31, 2020	$-	-	-	$-

Our financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, convertible notes payable, and derivative liability. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the derivative liability, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the derivative liability are reported in other income (expense) as gain (loss) on change in fair value of derivative liability.

NOTE 4 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the three months ended April 30, 2020.

At April 30 and January 31, 2020, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related parties on the accompanying consolidated balance sheets.

At April 30 and January 31, 2020, we had a balance of $13,325 due to the spouse of James Briscoe.

At April 30 and January 31, 2020, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

At April 30 and January 31, 2020, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, CFO.

On January 11, 2019, we discontinued renting an office month-to-month from James Briscoe, a director who resigned on September 23, 2019. An amount of $2,610 of rent was unpaid as of April 30 and January 31, 2020.

During the three months ended April 30, 2020, our CEO, Brett Gross, made various payments on behalf of the Company totaling $30,690, and advanced the Company $10,000 in cash, all of which are reflected as advances from related party on the accompanying consolidated balance sheet. The total advances were $142,321 and $101,631 as of April 30 and January 31, 2020, respectively, bear no interest and have no specified repayment date.

During the three months ended April 30, 2020, the Company received proceeds of $55,000 from a director under a promissory note extended with interest at 10%. Total maturities under this note and a note to another director are $214,170 due October 31, 2020. Additionally, the Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, which matured and became past due at September 17, 2019 with interest at 10%. As of April 30 and January 31, 2020, the total balance of all related party notes was $225,786 and $166,560, respectively, which includes accrued interest of $19,054 and $14,828, respectively.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options outstanding at April 30, 2020 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2020	88,500,000	$0.012
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding, April 30, 2020	88,500,000	$0.012

Exercisable, April 30, 2020	88,500,000	$0.012

These options had a weighted average remaining life of 6.96 years and an aggregate intrinsic value of $0 as of April 30, 2020.

During the three months ended April 30, 2020 and 2019, we recognized $0 of compensation expense related to stock options.

NOTE 6 – Warrants

As of April 30, 2020, there were 200,082,809 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.0 years and a weighted average exercise price of $0.004 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of April 30, 2020.

Stock warrants outstanding at April 30, 2020 are as follows:

	Number of	Weighted
	whole share	average
	purchase warrants	exercise price per share
Outstanding, January 31, 2020	186,582,809	$0.005
Issued	13,500,000	0.001
Expired	—	—
Exercised	—	—
Outstanding, April 30, 2020	200,082,809	$0.004

Exercisable, April 30, 2020	200,082,809	$0.004

During the three months ended April 30, 2020, the Company issued 13,500,000 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices ranging from $0.0008 to $0.0011.

Effective May 27, 2020, the Company extended the due date of all warrants expiring during the 12 months ending December 31, 2020, totaling 22,532,348 warrants, for an additional three years, including 4,875,000 warrants previously set to expire in January 2020. There was no expense related to the extension of these warrants since these were held by investors.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the three months ended April 30, 2020, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 238.8% to 257.8% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the three months ended April 30, 2020 of $189,472 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $158,592 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $51,592 and a debt discount of $107,000 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the three months ended April 30, 2020, was $90,214. The remaining unamortized debt discount related to the derivative liability was $16,786 as of April 30, 2020.

During the three months ended April 30, 2020, the Company recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $106,514 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a gain of $55,036 to reflect the value of the derivative liability for warrants and convertible notes as of April 30, 2020. During the three months ended April 30, 2019, the Company recorded a reclassification from derivative liability to equity of $40,905 for warrants becoming untainted and $22,213 due to the conversions of a portion of the Company’s convertible notes. The Company recorded the change in the fair value of the derivative liability as a loss of $4,462 to reflect the value of the derivative liability for warrants and convertible notes as of April 30, 2019. The Company did not have a derivative liability as of April 30, 2019 since none of the outstanding notes remained convertible during the period and consequently, the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Three Months Ended April 30,
	2020	2019
Beginning balance	$-	$58,656
Total (gain) loss	(55,036)	4,462
Settlements	(106,514)	(63,118)
Additions recognized as debt discount	107,000	-
Additions due to tainted warrants	189,472	-
Ending balance	$134,922	$-

Change in unrealized (gain) loss included in earnings relating to derivatives as of April 30, 2020 and 2019	$(55,036)	$4,462

NOTE 8 – Convertible promissory notes and note payable

Following is a summary of convertible promissory notes:

	April 30, 2020	January 31, 2020

8% convertible note payable issued August 2019, due May 2020	$-	$79,886
8% convertible note payable issued October 2019, due August 2020	23,327	48,347
8% convertible note payable issued January 2020, due November 2020	40,451	39,635

	63,778	167,868
Less debt discount	(23,796)	(15,364)
Less current portion of convertible notes	(39,982)	(152,504)
Long-term convertible notes payable	$-	$-

On August 15, 2019, we received net proceeds of $67,000 from the issuance of a convertible note dated August 13, 2019 (the “August 2019 Note”). The note bears interest at 8%, includes OID of $10,000, matures on May 30, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the three months ended April 30, 2020, the noteholder converted a total of $79,800 of the note in for 136,375,071 shares of the Company’s common stock, leaving a balance of $0 as of April 30, 2020.

On October 25, 2019, we received net proceeds of $40,000 from the issuance of a convertible note dated October 22, 2019 (the “October 2019 Note”). The note bears interest at 8%, includes OID of $7,300, matures on August 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the three months ended April 30, 2020, the noteholder converted a total of $27,000 of the note in for 58,865,248 shares of the Company’s common stock, leaving a balance of $23,327 as of April 30, 2020.

On January 30, 2020, we received net proceeds of $33,000 from the issuance of a convertible note dated January 27, 2020 (the “January 2020 Note”). The note bears interest at 8%, includes OID of $3,600 and legal fees of $3,000, matures on November 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. Total balance under the note was $40,451 as of April 30, 2020.

During the three months ended April 30, 2020 and 2019, the Company recorded debt discounts of $107,000 and $0, respectively, due to the derivative liabilities, and original issue debt discounts of $0 and $3,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $98,568 and $21,696 for the three months ended April 30, 2020 and 2019, respectively.

NOTE 9 – Stockholders’ deficit

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

During the three months ended April 30, 2020, the Company issued a total of 195,240,319 shares of our common stock for conversions of $106,800 of convertible notes payable at an exercise prices ranging from of $0.00045 to $0.00072.

During the three months ended April 30, 2020, the Company issued a total of 27,000,000 shares of its common stock and 13,500,000 warrants to two investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.0008 to $0.0011 per share.

NOTE 10 – Commitments and contingencies

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of April 30 or January 31, 2020. The matter is ongoing as of the date of this filing.

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

NOTE 11 – Subsequent events

In May 2020, a noteholder converted a total of $22,020 of the October 2019 Note for 48,933,333 shares of the Company’s common stock at a price of $0.00045 per share.

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan, dated May 5, 2020, bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. Under the loan terms, the Company may apply (and plans to apply) for forgiveness within 60 days from the note date. On May 5, 2020, the Company also received proceeds of $3,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”) which the Company believes will not require repayment under the terms.

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

In October 2014, we formed our wholly owned subsidiary, Hay Mountain Holdings LLC (“HMH”)(formerly known as Hay Mountain Super Project LLC), to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. On April 11, 2019 we formed a new subsidiary named Earp Ridge Mines LLC, wholly owned by Hay Mountain Holdings LLC, intended for engagement with future venture partners.

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

The extent to which the coronavirus disease (“COVID-19”) impacts our businesses will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our operations may be materially adversely affected. Currently, the Company has not experienced a significant impact on its businesses related to COVID-19.

Results of Operations

Material Changes in Financial Condition for the Three-Month Period Ended April 30, 2020

We had cash and cash equivalents in the amount of $6,651 as of April 30, 2020 compared to $25,024 as of January 31, 2020. We had negative working capital of $1,849,766 as of April 30, 2020 compared to $1,708,540 as of January 31, 2020. We used $103,972 of net cash in operating activities during the three months ended April 30, 2020 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We purchased no new equipment during the three months ended April 30, 2020. We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three-Month Period Ended April 30, 2020 and 2019

We had a net loss of $183,741 for the three months ended April 30, 2020, compared to a net loss of $112,832 for the three months ended April 30, 2019.

During the three months ended April 30, 2020, we had an increase of $2,358 in geological and geophysical expense compared to the three months ended April 30, 2019, due primarily to an increase in land rental fees for mineral claims. During the three months ended April 30, 2020, we had an increase of $2,261 in salaries and benefit expense compared to the three months ended April 30, 2019, due primarily to an increase in hours worked. The increase in legal expenses of $50,536 for the three-month period ended April 30, 2020, compared to the three-months ended April 30, 2019, is primarily the result of increased use of legal services related to operations and organizational matters. We had an increase in general and administrative expenses of $5,568 during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, due primarily to an increase in expenses related to vehicle and occupancy expenses. We had an increase in interest expense of approximately $72,892 during the three months ended April 30, 2020 as compared to the three months ended April 30, 2019, due primarily to variances in the timing of convertible debt conversions and the related interest expense from the write-off of the derivative liability debt discount. We had a gain on change in fair value of derivative liability of $55,036 during the three months ended April 30, 2020, as compared to a loss of $4,462 for the three months ended April 20, 2019, due primarily to changes in the fair value of the derivative liability at the valuation dates.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $6,651 as of April 30, 2020. We had negative working capital of $1,849,766 as of April 30, 2020. We used cash in operating activities of $103,972 for the three months ended April 30, 2020. We will need additional funds in order to proceed with our planned exploration program.

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

Proceeds from issuance of common stock

During the three months ended April 20, 2020, the Company issued 27,000,000 shares of its common stock and 13,500,000 warrants to investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise prices of $0.0008 to $0.0011.

Critical Accounting Policies

The unaudited consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2020. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of April 30, 2020. Our total stockholders’ deficit at April 30, 2020 was approximately $1.8 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2020, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended April 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of April 30 or January 31, 2020. The matter is ongoing as of the date of this filing.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2020, the Company issued a total of 195,240,319 shares of our common stock for conversions of $106,800 of convertible notes payable at an exercise prices ranging from of $0.00045 to $0.00072.

During the three months ended April 30, 2020, the Company issued a total of 27,000,000 shares of its common stock and 13,500,000 warrants to two investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.0008 to $0.0011 per share.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
10.1	Letter Agreement dated November 14, 2011 with Northern Dynasty (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 25, 2011).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 29, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 24, 2012).
10.4	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 30, 2012).
10.5	Settlement Agreement dated November 13, 2012 with Northern Dynasty Minerals Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 15, 2012).
10.6	Convertible Promissory Note issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 2, 2014).
10.7	Securities Purchase Agreement dated October 15, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.8	Convertible Promissory Note dated October 15, 2014 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on October 20, 2014).
10.9	Investment Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.10	Registration Rights Agreement dated December 15, 2014 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on December 19, 2014).
10.11	Investment Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.12	Registration Rights Agreement dated June 20, 2015 with Tangiers Capital, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 30, 2015).
10.13	Convertible Promissory Note dated November 2, 2015 issued to JMJ Financial (incorporated by reference to Exhibit 10.13 to our Form 10-Q, filed with the SEC on December 15, 2015).
10.14	12% Convertible Promissory Note dated December 29, 2015 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 7, 2016).
10.15	Promissory Note issued to Tangiers Investment Group, LLC dated December 14, 2016 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.16	Amendment No. 1 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.17	Amendment #2 dated February 2, 2017 by and between Liberty Star Uranium & Metals Corp. and Tangiers Investment Group, LLC. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed with the SEC on February 9, 2017)
10.18	12% Convertible Promissory Note dated April 10, 2017 issued to JSJ Investments, Inc (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 18, 2017)
10.19	8% Convertible Promissory Note dated June 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 26, 2017)

10.20	12% Convertible Promissory Note dated July 26, 2017 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 1, 2017)
10.21	Convertible Promissory Note issued to Power Up Lending Group, Ltd dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 21, 2017)
10.22	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.23	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017)
10.24	12% Convertible Promissory Note issued to JSJ Investments Inc. dated October 18, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.25	12% Convertible Promissory Note issued to JSJ Investments Inc. dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on November 27, 2017).
10.26	12% Convertible Promissory Note issued to JSJ Investments Inc. dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on December 27, 2017).
10.27	12% Convertible Promissory Note issued to JSJ Investments Inc. dated January 22, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 26, 2018).
10.28	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated February 23, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.29	Securities Purchase Agreement dated as of February 23, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on March 1, 2018).
10.30	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated March 26, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.31	Securities Purchase Agreement dated as of March 26, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on April 5, 2018).
10.32	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.33	Securities Purchase Agreement dated as of April 25, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on May 2, 2018).
10.34	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 29, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.35	Securities Purchase Agreement dated as of May 29, 2018, by and between the registrant and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on June 5, 2018).
10.36	12% Convertible Promissory Note issued to JSJ Investments, Inc., dated July 19, 2018 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 26, 2018
10.37	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 10, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 16, 2019).
10.38	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 21, 2019).
10.39	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated August 15, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 22, 2019).
10.40	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 25, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 29, 2019).
10.41	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated January 27, 2020 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 30, 2020).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: June 12, 2020

