Form 10-Q
period 2020-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2020-09-10
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,949,822,059 shares as of September 10, 2020.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms “we”, “us”, “the Company”, and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Hay Mountain Holdings, LLC, Earp Ridge Mines LLC and Red Rock Mines LL0043, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2020	2020
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$9,487	$25,024
Prepaid expenses	9,488	8,311
Total current assets	18,975	33,335

Property and equipment, net	36,545	39,892
Total assets	$55,520	$73,227

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$463,027	$458,350
Accounts payable to related parties	51,119	51,119
Accrued wages to related parties	811,711	811,711
Advances from related party	177,058	101,631
Notes payable to related parties	206,188	166,560
Convertible promissory note, net of debt discount of $0 and $15,364	-	152,504
Total current liabilities	1,709,103	1,741,875

Long-term:
Long-term accounts payable, net of current portion	29,300	37,400
Long-term debt	62,974	-
Total long-term liabilities	92,274	37,400

Total liabilities	1,801,377	1,779,275

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Class A Common stock - $.00001 par value; 100,000,000 and 0 authorized; 51,000,000 and 0 shares issued and outstanding, respectively	510	-

Common stock - $.00001 par value; 6,150,000,000 and 6,250,000,000 authorized; 4,949,822,059 and 4,558,362,693 shares issued and outstanding, respectively	49,498	45,584
Additional paid-in capital	55,493,492	55,028,764
Accumulated deficit	(57,289,357)	(56,780,396)
Total stockholders’ deficit	(1,745,857)	(1,706,048)

Total liabilities and stockholders’ deficit	$55,520	$73,227

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	51,593	1,380	54,551	1,980
Salaries and benefits	33,971	82,495	71,721	117,984
Public relations	-	500	-	500
Depreciation	1,673	277	3,347	770
Legal	44,936	1,475	95,472	1,475
Professional services	23,477	24,439	43,433	49,223
General and administrative	13,704	13,233	33,665	27,626
Travel	-	-	439	-
Net operating expenses	169,354	123,799	302,628	199,558
Loss from operations	(169,354)	(123,799)	(302,628)	(199,558)

Other income (expense):
Interest expense	(61,199)	(6,992)	(166,702)	(39,603)
Gain on settlement of accounts payable	-	177,000	-	177,000
Loss on change in fair value of derivative liability	(94,667)	-	(39,631)	(4,462)
Total other income (expense)	(155,866)	170,008	(206,333)	132,935
Net income (loss)	$(325,220)	$46,209	$(508,961)	$(66,623)

Net income (loss) per share of common stock - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	4,884,803,115	4,312,482,505	4,744,208,265	4,274,369,853

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six months ended July 31, 2020 and 2019

(Unaudited)

					Additional		Total
	Class A Common stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2020	-	$-	4,558,362,693	$45,584	$55,028,764	$(56,780,396)	$(1,706,048)
Issuance of common stock and warrants in private placement	-	-	27,000,000	270	20,329	-	20,599
Class A Shares issued to settle related party advances and notes payable	51,000,000	510	-	-	48,552	-	49,062
Shares issued for conversion of notes	-	-	293,030,795	2,930	166,930	-	169,860
Shares issued for services	-	-	71,428,571	714	49,286	-	50,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	(189,472)	-	(189,472)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	369,103	-	369,103
Net loss for the six months ended July 31, 2020	-	-	-	-	-	(508,961)	(508,961)
Balance, July 31, 2020	51,000,000	$510	4,949,822,059	$49,498	$55,493,492	$(57,289,357)	$(1,745,857)

Balance, April 30, 2020	-	$-	4,780,603,012	$47,806	$55,070,983	$(56,964,137)	$(1,845,348)
Class A Shares issued to settle related party advances and notes payable	51,000,000	510	-	-	48,552	-	49,062
Shares issued for conversion of notes	-	-	97,790,476	978	62,082	-	63,060
Shares issued for services	-	-	71,428,571	714	49,286	-	50,000
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	262,589	-	262,589
Net loss for the three months ended July 31, 2020	-	-	-	-	-	(325,220)	(325,220)
Balance, July 31, 2020	51,000,000	$510	4,949,822,059	$49,498	$55,493,492	$(57,289,357)	$(1,745,857)

					Additional		Total
	Class A Common stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2019	-	$-	4,097,457,393	$40,975	$54,708,186	$(56,442,927)	$(1,693,766)
Issuance of common stock and warrants in private placement	-	-	43,215,212	432	49,568	-	50,000
Shares issued for conversion of notes	-	-	197,400,727	1,974	19,740	-	21,714
Settlement of accounts payable through issuance of common stock	-	-	30,000,000	300	35,700	-	36,000
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	63,118	-	63,118
Stock based compensation	-	-	-	-	60,670	-	60,670
Net loss for the six months ended July 31, 2019	-	-	-	-	-	(66,623)	(66,623)
Balance, July 31, 2019	-	$-	4,368,073,332	$43,681	$54,936,982	$(56,509,550)	$(1,528,887)

Balance, April 30, 2019	-	$-	4,294,858,120	$42,949	$54,791,044	$(56,555,759)	$(1,721,766)
Issuance of common stock and warrants in private placement	-	-	43,215,212	432	49,568	-	50,000
Settlement of accounts payable through issuance of common stock	-	-	30,000,000	300	35,700	-	36,000
Stock based compensation	-	-	-	-	60,670	-	60,670
Net income for the three months ended July 31, 2019	-	-	-	-	-	46,209	46,209
Balance, July 31, 2019	-	$-	4,368,073,332	$43,681	$54,936,982	$(56,509,550)	$(1,528,887)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 31
	2020	2019

Cash flows from operating activities:
Net loss	$(508,961)	$(66,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,347	770
Amortization of debt discounts	155,364	22,322
(Gain) on settlement of accounts payable	-	(177,000)
Loss on change in fair value of derivative liabilities	39,631	4,462
Stock-based compensation	-	60,670
Common shares issued for third party services	50,000	-
Changes in assets and liabilities:
Prepaid expenses	(1,177)	1,232
Accounts payable and accrued expenses	86,535	(42,064)
Accounts payable to related parties	-	(1,213)
Accrued wages related parties	-	36,137
Accrued interest	11,151	10,255
Cash flows used in operating activities:	(164,110)	(151,052)

Cash flows from financing activities:
Proceeds from notes payable	62,974	10,000
Cash advance from related party	10,000	-
Proceeds from notes payable, related parties	55,000	22,000
Proceeds from convertible promissory notes	-	100,000
Proceeds from the issuance of common stock	20,599	50,000
Net cash provided by financing activities	148,573	182,000

Increase (decrease) in cash and cash equivalents	(15,537)	30,948
Cash and cash equivalents, beginning of period	25,024	890
Cash and cash equivalents, end of period	$9,487	$31,838

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$5,961
Supplemental disclosure of non-cash items:
Settlement of accounts payable through issuance of common stock	$-	$36,000
Resolution of derivative liabilities due to debt conversions and untainted warrants	$369,103	$63,118
Reclass of APIC to derivative liabilities for tainted warrants	$189,472	$-
Debt discounts due to derivative liabilities	$140,000	$-
Common stock issued for conversion of debt and interest	$169,860	$21,714
Class A Common Stock issued for conversion of related party advances and notes payable	$49,062	$-
Expenses paid by related party on behalf of the Company	$89,958	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2020 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2020 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the six months ended July 31, 2020.

At July 31 and January 31, 2020, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related parties on the accompanying consolidated balance sheets.

At July 31 and January 31, 2020, we had a balance of $13,325 due to the spouse of James Briscoe.

At July 31 and January 31, 2020, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

At July 31 and January 31, 2020, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, CFO and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, CFO.

On January 11, 2019, we discontinued renting an office month-to-month from James Briscoe, a director who resigned on September 23, 2019. An amount of $2,610 of rent was unpaid as of July 31 and January 31, 2020.

During the six months ended July 31, 2020, our CEO, Brett Gross, made various payments on behalf of the Company totaling $89,958, and advanced the Company $10,000 in cash, all of which are reflected as advances from related party on the accompanying consolidated balance sheet. The total advances were $177,058 and $101,631 as of July 31 and January 31, 2020, respectively, bear no interest and have no specified repayment date. On June 30, 2020 the Company issued 25,500,000 shares of its “Class A Common Stock” to our CEO for repayment of $24,531 of advances ($0.000962 per share).

During the six months ended July 31, 2020, the Company received proceeds of $55,000 from a director under a promissory note extended with interest at 10%. Total maturities of principal and accrued interest under all notes  to two directors are   $194,320 due October 31, 2020. Additionally, the Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, which matured and became past due at September 17, 2019 with interest at 10%. As of July 31 and January 31, 2020, the total balance of all related party notes was $206,188 and $166,560, respectively, which includes accrued interest of $23,987 and $14,828, respectively. On June 30, 2020 the Company issued 25,500,000 shares of its “Class A Common Stock” to one of the directors for repayment of $24,531 of their promissory note ($0.000962 per share).

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options outstanding at July 31, 2020 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2020	88,500,000	$0.012
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding, July 31, 2020	88,500,000	$0.012

Exercisable, July 31, 2020	88,500,000	$0.012

These options had a weighted average remaining life of 6.70 years and an aggregate intrinsic value of $0 as of July 31, 2020.

During the six months ended July 31, 2020 and 2019, we recognized $0 and $60,670, respectively, of compensation expense related to stock options.

NOTE 6 – Warrants

As of July 31, 2020, there were 200,082,809 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.7 years and a weighted average exercise price of $0.004 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $5,950 as of July 31, 2020.

Stock warrants outstanding at July 31, 2020 are as follows:

	Number of	Weighted
	whole share	average
	purchase warrants	exercise price per share
Outstanding, January 31, 2020	186,582,809	$0.005
Issued	13,500,000	0.001
Expired	—	—
Exercised	—	—
Outstanding, July 31, 2020	200,082,809	$0.004

Exercisable, July 31, 2020	200,082,809	$0.004

During the six months ended July 31, 2020, the Company issued 13,500,000 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices ranging from $0.0008 to $0.0011.

Effective May 27, 2020, the Company extended the due date of all warrants expiring during the 12 months ending December 31, 2020, totaling 22,532,348 warrants, for an additional three years, including 4,875,000 warrants previously set to expire in January 2020. There was no expense related to the extension of these warrants since these were held by investors.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the six months ended July 31, 2020, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 193.9% to 257.8% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the six months ended July 31, 2020 of $189,472 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $204,343 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $64,343 and a debt discount of $140,000 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the six months ended July 31, 2020, was $140,000. The remaining unamortized debt discount related to the derivative liability was $0 as of July 31, 2020.

During the six months ended July 31, 2020, the Company recorded a reclassification from derivative liability to equity of $189,518 for warrants becoming untainted and $179,585 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a loss of $39,631 to reflect the value of the derivative liability for warrants and convertible notes as of July 31, 2020. During the six months ended July 31, 2019, the Company recorded a reclassification from derivative liability to equity of $40,905 for warrants becoming untainted and $22,213 due to the conversions of a portion of the Company’s convertible notes. The Company recorded the change in the fair value of the derivative liability as a loss of $4,462 to reflect the value of the derivative liability for warrants and convertible notes as of July 31, 2019. The Company did not have a derivative liability as of July 31, 2020 and 2019 since outstanding convertible notes were fully converted during the period and consequently, the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Six months ended July 31,
	2020	2019
Beginning balance	$-	$58,656
Total loss	39,631	4,462
Settlements	(369,103)	(63,118)
Additions recognized as debt discount	140,000	-
Additions due to tainted warrants	189,472	-
Ending balance	$-	$-

Change in unrealized loss included in earnings relating to derivatives as of July 31, 2020 and 2019	$39,631	$4,462

NOTE 8 – Convertible promissory notes and notes payable

Following is a summary of convertible promissory notes:

	July 31, 2020	January 31, 2020

8% convertible note payable issued August 2019, due May 2020	$-	$79,886
8% convertible note payable issued October 2019, due August 2020	-	48,347
8% convertible note payable issued January 2020, due November 2020	-	39,635

	-	167,868
Less debt discount	-	(15,364)
Less current portion of convertible notes	-	(152,504)
Long-term convertible notes payable	$-	$-

On August 15, 2019, we received net proceeds of $67,000 from the issuance of a convertible note dated August 13, 2019 (the “August 2019 Note”). The note bears interest at 8%, includes OID of $10,000, matures on May 30, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the six months ended July 31, 2020, the noteholder converted a total of $79,800 of the note in for 136,375,071 shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2020.

On October 25, 2019, we received net proceeds of $40,000 from the issuance of a convertible note dated October 22, 2019 (the “October 2019 Note”). The note bears interest at 8%, includes OID of $7,300, matures on August 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the six months ended July 31, 2020, the noteholder converted a total of $49,020 of the note in for 107,798,581 shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2020.

On January 30, 2020, we received net proceeds of $33,000 from the issuance of a convertible note dated January 27, 2020 (the “January 2020 Note”). The note bears interest at 8%, includes OID of $3,600 and legal fees of $3,000, matures on November 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the six months ended July 31, 2020, the noteholder converted a total of $41,040 of the note in for 48,857,143 shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2020.

During the six months ended July 31, 2020 and 2019, the Company recorded debt discounts of $140,000 and $0, respectively, due to the derivative liabilities, and original issue debt discounts of $0 and $6,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $155,364 and $22,322 for the six months ended July 31, 2020 and 2019, respectively.

Notes Payable

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan, dated May 5, 2020, bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. Under the loan terms, the Company may apply (and plans to apply) for forgiveness of the loan.

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 16, 2021.

The balance of these two notes total $62,974, including interest of $187, and is included in long-term debt as of July 31, 2020.

On May 5, 2020, the Company received grant proceeds of $3,000 under the EIDL program which is reflected as a credit to salaries and benefits expense for the six months ended July 31, 2020.

NOTE 9 – Stockholders’ deficit

Class A Common Stock

On June 22, 2020, the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the terms of the Company’s Class A Common Stock (the “Class A Shares”), par value $0.00001 per share, 100,000,000 shares authorized. The terms of the Class A Shares include 200-1 voting rights in addition to the rights held by common stock holders. Only persons who are current members of the Company’s Board of Directors may own or hold Class A Shares.

On June 30, 2020, the Company entered into an agreement to issue a total of 51,000,000 shares of its Class A Shares to two directors of the Company. The aggregate consideration paid for the Class A Shares was $49,062 ($0.000962 per share). The consideration was paid by offsetting the purchase price against Company advances and notes held by the two directors (see Note 4).

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

During the six months ended July 31, 2020, the Company issued a total of 293,030,795 shares of our common stock for conversions of $169,860 of convertible notes payable and accrued interest at an exercise prices ranging from of $0.00045 to $0.00084.

During the six months ended July 31, 2020, the Company issued a total of 27,000,000 shares of its common stock and 13,500,000 warrants to two investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.0008 to $0.0011 per share.

During the six months ended July 31, 2020, the Company issued 71,428,571 shares of its common stock to a consultant for services at an aggregate price of $50,000, or $0.0007 per share.

NOTE 10 – Commitments and contingencies

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of July 31 or January 31, 2020. The matter is ongoing as of the date of this filing.

On February 18, 2020, our former CEO and his spouse (the “Counterclaimants”) filed a First Amended Answer: First Amended Complaint and Counterclaim with the Superior Court of Arizona seeking dismissal of the Company’s complaint and reimbursement of Counterclaimants’ attorney fees incurred related to the matter. Additionally, the counterclaim alleges breach of contract by the Company and requests reimbursement of amounts loaned to the Company by our former CEO and his spouse, along with reimbursement of attorney fees. The Company believes these counterclaims are without merit and is aggressively defending them, and believes no unfavorable outcome or material effect on our consolidated financial statements will result.

NOTE 11 – Subsequent events

On August 13, 2020, the Company formed Red Rock Mines, LLC, an Arizona corporation, as a wholly-owned subsidiary of Hay Mountain Holdings, LLC.

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

Results of Operations

Material Changes in Financial Condition for the Six-Month Period Ended July 31, 2020

We had cash and cash equivalents in the amount of $9,487 as of July 31, 2020 compared to $25,024 as of January 31, 2020. We had negative working capital of $1,690,128 as of July 31, 2020 compared to $1,708,540 as of January 31, 2020. We used $164,110 of net cash in operating activities during the six months ended July 31, 2020 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We purchased no new equipment during the six months ended July 31, 2020. We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three- and Six-Month Periods Ended July 31, 2020 and 2019

We had a net loss of $325,220 and $508,961 for the three and six months ended July 31, 2020, respectively, compared to net income of $46,209 and net loss of $66,623 for the three months and six months ended July 31, 2019 respectively.

During the three and six months ended July 31, 2020, we had an increase of $50,213 and $52,571, respectively, in geological and geophysical expense compared to the three and six months ended July 31, 2019, due primarily to an increase in land rental fees for mineral claims, and stock issued for services of $50,000 in July 2020. During the three and six months ended July 31, 2020, we had a decrease of $48,524 and $46,263, respectively, in salaries and benefit expense compared to the three and six months ended July 31, 2019, due primarily to stock-based compensation of $60,670 incurred in July 2019. During the three and six months ended July 31, 2020, we had an increase of $43,461 and $93,997, respectively, in legal expense compared to the three and six months ended July 31, 2019, due primarily to an increase in the use of outside legal services for operations, organizational and litigation matters. During the three and six months ended July 31, 2020, we had a decrease in professional services expense of $962 and $5,790, compared to the three and six months ended July 31, 2019, due primarily to the decrease in use of outside public relations services. We had an increase in general and administrative expenses of $471 and $6,039 during the three and six months ended July 31, 2020, respectively, as compared to the three and six months ended July 31, 2019, respectively, due primarily to an increase in expenses related to vehicle and occupancy expenses. We had an increase in interest expense of approximately $54,207 and $127,099 during the three and six months ended July 31, 2020, respectively as compared to the three and six months ended July 31, 2019, respectively, due primarily to a an increase in related party notes payable, variances in the timing of convertible debt conversions and the related interest expense from the write-off of derivative liability debt discount. We had a gain on settlement of accounts payable of $177,000 during the three and six months ended July 31, 2019 related to the settlement of accounts payable with the issuance of common stock.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $9,487 as of July 31, 2020. We had negative working capital of $1,690,128 as of July 31, 2020. We used cash in operating activities of $164,110 for the six months ended July 31, 2020. We will need additional funds in order to proceed with our planned exploration program.

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

Proceeds from issuance of common stock

During the six months ended July 31, 2020, the Company issued 27,000,000 shares of its common stock and 13,500,000 warrants to investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise prices of $0.0008 to $0.0011.

Proceeds from long-term notes payable

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan, dated May 5, 2020, bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. Under the loan terms, the Company may apply (and plans to apply) for forgiveness of the loan.

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 16, 2021.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of July 31, 2020. Our total stockholders’ deficit at July 31, 2020 was approximately $1.7 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2020, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended July 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of July 31 or January 31, 2020. The matter is ongoing as of the date of this filing.

On February 18, 2020, our former CEO and his spouse (the “Counterclaimants”) filed a First Amended Answer: First Amended Complaint and Counterclaim with the Superior Court of Arizona seeking dismissal of the Company’s complaint and reimbursement of Counterclaimants’ attorney fees incurred related to the matter. Additionally, the counterclaim alleges breach of contract by the Company and requests reimbursement of amounts loaned to the Company by our former CEO and his spouse, along with reimbursement of attorney fees. The Company believes these counterclaims are without merit and is aggressively defending them, and believes no unfavorable outcome or material effect on our consolidated financial statements will result.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended July 31, 2020, the Company issued a total of 293,030,795 shares of our common stock for conversions of $169,860 of convertible notes payable and accrued interest at an exercise prices ranging from of $0.00045 to $0.00084.

During the six months ended July 31, 2020, the Company issued a total of 27,000,000 shares of its common stock and 13,500,000 warrants to two investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.0008 to $0.0011 per share.

On June 30, 2020, the Company entered into an agreement to issue a total of 51,000,000 shares of its “Class A Common Stock” to two directors of the Company. The aggregate consideration paid for the Class A Common Stock was $49,062 ($0.000962 per share). The consideration was paid by offsetting the purchase price against Company advances and notes held by the two directors.

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

Item 5. Other Information.

Changes in Control of Registrant

On June 30, 2020, the Company had a change of control as a result of issuance of 51,000,000 shares of Class A Common Stock, as described in Item 2 above. The Class A Common Stock was issued to two directors, Brett Gross (25,500,000 shares) and Pete O’Heeron (25,500,000 shares). Prior to issuance of the Class A Common Stock, the Company had 4,829,536,345 shares of its common stock issued and outstanding and each such share of common stock has one vote on all matters submitted to the shareholders for a vote. Each of the issued and outstanding shares of Class A Common Stock has 200 votes per share, and the holders of such shares vote with the holders of outstanding common stock for election of directors and on all matters submitted to the shareholders for a vote. Accordingly, the 51,000,000 shares of Class A Common Stock have a total of 10,200,000,000 votes on all matters submitted to the shareholders for a vote, which represents 67.9% of the total number of votes eligible to be cast and may be deemed to represent control of the Company.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: September 10, 2020

