Form 10-Q
period 2020-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2020-12-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,949,822,059  shares as of December 14, 2020.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms “we”, “us”, “the Company”, and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Hay Mountain Holdings, LLC, Earp Ridge Mines LLC and Red Rock Mines LLC, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2020	2020
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$74,008	$25,024
Prepaid expenses	15,402	8,311
Total current assets	89,410	33,335

Property and equipment, net	35,014	39,892
Total assets	$124,424	$73,227

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$467,211	$458,350
Accounts payable to related parties	51,119	51,119
Accrued wages to related parties	811,711	811,711
Advances from related party	277,798	101,631
Notes payable to related parties	277,110	166,560
Convertible promissory note, net of debt discount of $11,088 and $15,364	82,637	152,504
Total current liabilities	1,967,586	1,741,875

Long-term:
Long-term accounts payable, net of current portion	24,800	37,400
Long-term debt	63,357	-
Total long-term liabilities	88,157	37,400

Total liabilities	2,055,743	1,779,275

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Class A Common stock - $.00001 par value; 100,000,000 and 0 authorized; 51,000,000 and 0 shares issued and outstanding, respectively	510	-

Common stock - $.00001 par value; 6,150,000,000 and 6,250,000,000 authorized; 4,949,822,059 and 4,558,362,693 shares issued and outstanding, respectively	49,498	45,584
Additional paid-in capital	55,493,492	55,028,764
Accumulated deficit	(57,474,819)	(56,780,396)
Total stockholders’ deficit	(1,931,319)	(1,706,048)

Total liabilities and stockholders’ deficit	$124,424	$73,227

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	48,784	40,803	103,335	42,783
Salaries and benefits	36,871	56,626	108,592	174,610
Depreciation	1,531	241	4,878	1,011
Legal	49,990	23,598	145,462	25,073
Professional services	17,567	12,791	61,000	62,014
General and administrative	17,424	18,553	51,089	46,679
Travel	6,354	1,344	6,793	1,344
Net operating expenses	178,521	153,956	481,149	353,514
Loss from operations	(178,521)	(153,956)	(481,149)	(353,514)

Other income (expense):
Interest expense	(6,941)	(58,508)	(173,643)	(98,111)
Gain on settlement of accounts payable	-	-	-	177,000
Gain (loss) on change in fair value of derivative liability	-	40,797	(39,631)	36,335
Total other income (expense)	(6,941)	(17,711)	(213,274)	115,224
Net loss	$(185,462)	$(171,667)	$(694,423)	$(238,290)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	5,000,822,059	4,395,552,693	4,830,370,561	4,309,268,673

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine months ended October 31, 2020 and 2019

(Unaudited)

	Class A Common stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2020	-	$-	4,558,362,693	$45,584	$55,028,764	$(56,780,396)	$(1,706,048)
Issuance of common stock and warrants in private placement	-	-	27,000,000	270	20,329	-	20,599
Class A Shares issued to settle related party advances and notes payable	51,000,000	510	-	-	48,552	-	49,062
Shares issued for conversion of notes	-	-	293,030,795	2,930	166,930	-	169,860
Shares issued for services	-	-	71,428,571	714	49,286	-	50,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	(189,472)	-	(189,472)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	369,103	-	369,103
Net loss for the nine months ended October 31, 2020	-	-	-	-	-	(694,423)	(694,423)
Balance, October 31, 2020	51,000,000	$510	4,949,822,059	$49,498	$55,493,492	$(57,474,819)	$(1,931,319)

Balance, July 31, 2020	51,000,000	$510	4,949,822,059	$49,498	$55,493,492	$(57,289,357)	(1,745,857)
Net loss for the three months ended October 31, 2020	-	-	-	-	-	(185,462)	(185,462)
Balance, October 31, 2020	51,000,000	$510	4,949,822,059	$49,498	$55,493,492	$(57,474,819)	$(1,931,319)

	Class A Common stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2019	-	$-	4,097,457,393	$40,975	$54,708,186	$(56,442,927)	$(1,693,766)
Issuance of common stock and warrants in private placement	-	-	43,215,212	432	49,568	-	50,000
Shares issued for conversion of notes	-	-	271,071,056	2,711	74,123	-	76,834
Settlement of accounts payable through issuance of common stock	-	-	30,000,000	300	35,700	-	36,000
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	218,951	-	218,951
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	(146,630)	-	(146,630)
Stock based compensation	-	-	-	-	80,421	-	80,421
Net loss for the nine months ended October 31, 2019	-	-	-	-	-	(238,290)	(238,290)
Balance, October 31, 2019	-	$-	4,441,743,661	$44,418	$55,020,319	$(56,681,217)	$(1,616,480)

Balance, July 31, 2019	-	$-	4,368,073,332	$43,681	$54,936,982	$(56,509,550)	$(1,528,887)
Shares issued for conversion of notes	-	-	73,670,329	737	54,383	-	55,120
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	155,833	-	155,833
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	(146,630)	-	(146,630)
Stock based compensation	-	-	-	-	19,751	-	19,751
Net loss for the three months ended October 31, 2019	-	-	-	-	-	(171,667)	(171,667)
Balance, October 31, 2019	-	$-	4,441,743,661	$44,418	$55,020,319	$(56,681,217)	$(1,616,480)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 31
	2020	2019

Cash flows from operating activities:
Net loss	$(694,423)	$(238,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,878	1,011
Amortization of debt discounts	155,776	78,221
(Gain) on settlement of accounts payable	-	(177,000)
Loss (gain) on change in fair value of derivative liabilities	39,631	(36,335)
Stock-based compensation	-	80,421
Common shares issued for third party services	50,000	-
Changes in assets and liabilities:
Prepaid expenses	(7,091)	2,099
Accounts payable and accrued expenses	144,959	(51,941)
Accounts payable to related parties	-	(1,213)
Accrued wages related parties	-	36,137
Changes in advances from related party	-	38,585
Accrued interest	17,681	13,930
Cash flows used in operating activities:	(288,589)	(254,375)

Cash flows from financing activities:
Proceeds from notes payable	62,974	10,000
Cash advance from related party	52,000	-
Proceeds from notes payable, related parties	120,000	28,500
Proceeds from convertible promissory notes	82,000	207,000
Proceeds from the issuance of common stock	20,599	50,000
Net cash provided by financing activities	337,573	295,500

Increase in cash and cash equivalents	48,984	41,125
Cash and cash equivalents, beginning of period	25,024	890
Cash and cash equivalents, end of period	$74,008	$42,015

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$5,961
Supplemental disclosure of non-cash items:
Settlement of accounts payable through issuance of common stock	$-	$36,000
Resolution of derivative liabilities due to debt conversions and untainted warrants	$369,103	$218,951
Reclass of APIC to derivative liabilities for tainted warrants	$189,472	$146,630
Debt discounts due to derivative liabilities	$140,000	$50,000
Common stock issued for conversion of debt and interest	$169,860	$76,834
Class A Common Stock issued for conversion of related party advances and notes payable	$49,062	$-
Expenses paid by related party on behalf of the Company	$148,698	$40,837

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2020 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2020 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the nine months ended October 31, 2020.

At October 31 and January 31, 2020, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related parties on the accompanying consolidated balance sheets.

At October 31 and January 31, 2020, we had a balance of $13,325 due to the spouse of James Briscoe.

At October 31 and January 31, 2020, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

At October 31 and January 31, 2020, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, Chief Geologist, Secretary, Treasurer, and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO.

On January 11, 2019, we discontinued renting an office month-to-month from James Briscoe, a director who resigned on September 23, 2019. An amount of $2,610 of rent was unpaid as of October 31 and January 31, 2020.

During the nine months ended October 31, 2020, our CEO, Brett Gross, made various payments on behalf of the Company totaling $148,698, and advanced the Company $52,000 in cash, all of which are reflected as advances from related party on the accompanying consolidated balance sheets. The total advances were $277,798 and $101,631 as of October 31 and January 31, 2020, respectively, bear no interest and have no specified repayment date. On June 30, 2020 the Company issued 25,500,000 shares of its “Class A Common Stock” to our CEO for repayment of $24,531 of advances ($0.000962 per share).

During the nine months ended October 31, 2020, the Company received aggregate proceeds of $120,000 from a director under a promissory note extended with interest at 10%. Total maturities of principal and accrued interest under all notes to two directors are $264,989   due October 31, 2020   (extended to July 31, 2021). Additionally, the Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, which matured and became past due at September 17, 2019 with interest at 10%. As of October 31 and January 31, 2020, the total balance of all related party notes was $277,110 and $166,560, respectively, which includes accrued interest of $29,909  and $14,828, respectively. On June 30, 2020 the Company issued 25,500,000 shares of its “Class A Common Stock” to one of the directors for repayment of $24,531 of their promissory note ($0.000962 per share).

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options outstanding at October 31, 2020 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2020	88,500,000	$0.012
Granted	-	-
Expired	(15,500,000)	0.038
Exercised	-	-
Outstanding, October 31, 2020	73,000,000	$0.006

Exercisable, October 31, 2020	73,000,000	$0.006

These options had a weighted average remaining life of 7.87 years and an aggregate intrinsic value of $0 as of October 31, 2020.

During the nine months ended October 31, 2020 and 2019, we recognized $0 and $80,421, respectively, of compensation expense related to stock options.

NOTE 6 – Warrants

As of October 31, 2020, there were 200,082,809 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.5 years and a weighted average exercise price of $0.004 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $2,850 as of October 31, 2020.

Stock warrants outstanding at October 31, 2020 are as follows:

	Number of	Weighted
	whole share	average
	purchase warrants	exercise price per share
Outstanding, January 31, 2020	186,582,809	$0.005
Issued	13,500,000	0.001
Expired	—	—
Exercised	—	—
Outstanding, October 31, 2020	200,082,809	$0.004

Exercisable, October 31, 2020	200,082,809	$0.004

During the nine months ended October 31, 2020, the Company issued 13,500,000 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices ranging from $0.0008 to $0.0011.

Effective May 27, 2020, the Company extended the due date of all warrants expiring during the 12 months ending December 31, 2020, totaling 22,532,348 warrants, for an additional three years, including 4,875,000 warrants previously set to expire in January 2020. There was no expense related to the extension of these warrants since these were held by investors.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the nine months ended October 31, 2020, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Using the results from the model, the Company recorded a derivative liability during the nine months ended October 31, 2020 of $189,472 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $204,343 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $64,343 and a debt discount of $140,000 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended October 31, 2020, was $140,000. The remaining unamortized debt discount related to the derivative liability was $0 as of October 31, 2020.

During the nine months ended October 31, 2020, the Company recorded a reclassification from derivative liability to equity of $189,518 for warrants becoming untainted and $179,585 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a loss of $39,631 to reflect the value of the derivative liability for warrants and convertible notes as of October 31, 2020. During the nine months ended October 31, 2019, the Company recorded a reclassification from derivative liability to equity of $136,513 for warrants becoming untainted and $82,438 due to the conversions of a portion of the Company’s convertible notes. The Company recorded the change in the fair value of the derivative liability as a gain of $36,335 to reflect the value of the derivative liability for warrants and convertible notes as of October 31, 2019.   The Company did not have a derivative liability as of October 31, 2020 and 2019 since outstanding convertible notes were not convertible at period end or were fully converted during the period and consequently, the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Nine months ended October 31,
	2020	2019
Beginning balance	$-	$58,656
Total (gain) loss	39,631	(36,335)
Settlements	(369,103)	(218,951)
Additions recognized as debt discount	140,000	50,000
Additions due to tainted warrants	189,472	146,630
Ending balance	$-	$-

Change in unrealized (gain) loss included in earnings relating to derivatives as of October 31, 2020 and 2019	$39,631	$(36,335)

NOTE 8 – Convertible promissory notes and notes payable

Following is a summary of convertible promissory notes:

	October 31, 2020	January 31, 2020

8% convertible note payable issued August 2019, due May 2020	$-	$79,886
8% convertible note payable issued October 2019, due August 2020	-	48,347
8% convertible note payable issued January 2020, due November 2020	-	39,635
8% convertible note payable issued October 2020, due September 2021	93,725	-

	93,725	167,868
Less debt discount	(11,088)	(15,364)
Less current portion of convertible notes	(82,637)	(152,504)
Long-term convertible notes payable	$-	$-

On August 15, 2019, we received net proceeds of $67,000 from the issuance of a convertible note dated August 13, 2019 (the “August 2019 Note”). The note bears interest at 8%, includes OID of $10,000, matures on May 30, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2020, the noteholder converted a total of $79,800 of the note in for 136,375,071 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2020.

On October 25, 2019, we received net proceeds of $40,000 from the issuance of a convertible note dated October 22, 2019 (the “October 2019 Note”). The note bears interest at 8%, includes OID of $7,300, matures on August 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2020, the noteholder converted a total of $49,020 of the note in for 107,798,581 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2020.

On January 30, 2020, we received net proceeds of $33,000 from the issuance of a convertible note dated January 27, 2020 (the “January 2020 Note”). The note bears interest at 8%, includes OID of $3,600 and legal fees of $3,000, matures on November 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2020, the noteholder converted a total of $41,040 of the note in for 48,857,143 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2020.

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500  and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the nine months ended October 31, 2020 and 2019, the Company recorded debt discounts of $140,000 and $50,000 respectively, due to the derivative liabilities, and original issue debt discounts of $11,500 and $23,300, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $155,776 and $78,221 for the nine months ended October 31, 2020 and 2019, respectively.

Notes Payable

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan, dated May 5, 2020, bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. On May 5, 2020, the Company also received grant proceeds of $3,000 under the EIDL program which is reflected as a credit to salaries and benefits expense for the nine months ended October 31, 2020. In November 2020, the Company was approved for forgiveness in full for the entire amount including principal and interest under the PPP loan but the $3,000 was counted in the amount forgiven. Consequently, approximately $3,000 remains payable to our bank related to the PPP loan.

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 16, 2021.

The balance of these two notes total $63,357, including interest of $570, and is included in long-term debt as of October 31, 2020.

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

During the nine months ended October 31, 2020, the Company issued a total of 293,030,795 shares of our common stock for conversions of $169,860 of convertible notes payable and accrued interest at an exercise prices ranging from of $0.00045 to $0.00084.

During the nine months ended October 31, 2020, the Company issued a total of 27,000,000 shares of its common stock and 13,500,000 warrants to two investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.0008 to $0.0011 per share.

During the nine months ended October 31, 2020, the Company issued 71,428,571 shares of its common stock to a consultant for services at an aggregate price of $50,000, or $0.0007 per share.

NOTE 10 – Commitments and contingencies

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of October 31 or January 31, 2020. The matter is ongoing as of the date of this filing.

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

NOTE 11 – Subsequent events

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan, dated May 5, 2020, bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. On May 5, 2020, the Company also received grant proceeds of $3,000 under the EIDL program which is reflected as a credit to salaries and benefits expense for the nine months ended October 31, 2020. In November 2020, the Company was approved for forgiveness in full for the entire amount including principal and interest under the PPP loan but the $3,000 was counted in the amount forgiven. Consequently, approximately $3,000 remains payable to our bank related to the PPP loan.

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

On June 16, 2020, the company acquired 2 Mineral Exploration Permits (MEP) covering 240 acres at Robbers Roost. Which is located 5.89 miles west of the Hay Mountain Project. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” (JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

From July 14th to August 5th 2020, field mapping was conducted in the Hay Mountain Project area, located 7 km southeast of Tombstone, in Cochise County, Arizona. The purpose of mapping was to identify alteration and veining associated with an inferred porphyry copper system at depth, determine the extent of hydrothermal alteration, and comment on the possible the timing of mineralization. Mapping was conducted at 1:10,000 scale and a total of 183 carbonate vein samples were taken for pXRF analysis and UV fluorescence response.

On November 11, 2020, the company announced the identification of potentially exploitable gold mineralization on its recently acquired Arizona State Land Department Mineral Exploration Permits. Preliminary surface exploration on the Red Rock MEPs advances the Company’s knowledge of the porphyry system signature associated with magnetic highs at, and adjacent to the north of, Target 1, and represent the expansion of biogeochemical, surface rock sampling, and x-ray fluorescence (XRF) work continuing at Target 1 and on the anticipated gold halo likely associated with the indicated porphyry center. The Company discovered multiple outcrops of intensely silicified rock in the initial observational field work. These outcrops generally occur in linear features several feet in thickness with multiple features oriented en echelon with interstitial host country rock of varying horizontal dimension. These outcrops contain densely distributed jasperoids, which, when sampled yield what the Company believes are potentially economically exploitable concentrations of gold. There was a total of 23 representative (1 to 2 kg) rock sample assays. These assays demonstrate gold concentrations ranging from below detection limits of 0.05 ppm in country rock surrounding certain outcrops to a high of 13.55 ppm in direct outcrop samples. Of the 23 assayed samples, nine (9) show gold concentrations of 0.95 ppm or more.

On November 25, 2020, the company received approval from the Arizona State Land Department for 5 additional MEP’s covering 2,369.15 acres for a total of 16,662.10 acres or 26.03 sq miles at our Hay Mountain Project. Title to mineral claims involves certain inherent risks due to difficulties in determining the validity of certain claims, as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all the Company’s mineral properties and, to the best of its knowledge, title to all properties retained are in good standing.

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

The extent to which the coronavirus disease (“COVID-19”) impacts our businesses will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our operations may be materially adversely affected. Currently, the Company has not experienced a significant impact on its businesses related to COVID-19. However, COVID-19 did, and continues to, impact us significantly with delays in acquiring a JV to begin our primary drilling project.

Results of Operations

Material Changes in Financial Condition for the Nine-Month Period Ended October 31, 2020

We had cash and cash equivalents in the amount of $74,008 as of October 31, 2020 compared to $25,024 as of January 31, 2020. We had negative working capital of $1,878,176 as of October 31, 2020 compared to $1,708,540 as of January 31, 2020. We used $288,589 of net cash in operating activities during the nine months ended October 31, 2020 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We purchased no new equipment during the nine months ended October 31, 2020. We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three- and Nine-Month Periods Ended October 31, 2020 and 2019

We had a net loss of $185,462 and $694,423 for the three and nine months ended October 31, 2020, respectively, compared to net loss of $171,667 and $238,290 for the three months and nine months ended October 31, 2019 respectively.

During the three and nine months ended October 31, 2020, we had an increase of $7,981 and $60,552, respectively, in geological and geophysical expense compared to the three and nine months ended October 31, 2019, due primarily to an increase in land rental fees for mineral claims, and stock issued for services of $50,000 in July 2020. During the three and nine months ended October 31, 2020, we had a decrease of $19,755 and $66,018, respectively, in salaries and benefit expense compared to the three and nine months ended October 31, 2019, due primarily to stock-based compensation of $60,670 incurred in July 2019   and $19,751 incurred in October 2019. During the three and nine months ended October 31, 2020, we had an increase of $26,392 and $120,389, respectively, in legal expense compared to the three and nine months ended October 31, 2019, due primarily to an increase in the use of outside legal services for operations, organizational and litigation matters. During the three and nine months ended October 31, 2020, we had an increase in professional services expense of $4,776 and a decrease of $1,014, compared to the three and nine months ended October 31, 2019, due primarily to the timing in the use of outside public relations services. We had a decrease in general and administrative expenses of $1,129 and an increase of $4,410 during the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019, respectively, which was materially consistent between periods. We had a decrease in interest expense of $51,567 and an increase of $75,532 during the three and nine months ended October 31, 2020, respectively as compared to the three and nine months ended October 31, 2019, respectively, due primarily to an increase in related party notes payable, variances in the timing of convertible debt conversions and the related interest expense from the write-off of derivative liability debt discount. We had a gain on settlement of accounts payable of $177,000 during the  nine months ended October 31, 2019 related to the settlement of accounts payable with the issuance of common stock.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $74,008 as of October 31, 2020. We had negative working capital of $1,878,176 as of October 31, 2020. We used cash in operating activities of $288,589 for the nine months ended October 31, 2020. We will need additional funds in order to proceed with our planned exploration program.

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

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500   and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

Proceeds from issuance of common stock

During the nine months ended October 31, 2020, the Company issued 27,000,000 shares of its common stock and 13,500,000 warrants to investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise prices of $0.0008 to $0.0011.

Proceeds from long-term notes payable

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan, dated May 5, 2020, bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. In November 2020, the Company was approved for forgiveness in full for the entire amount including principal and interest under the PPP loan.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of October 31, 2020. Our total stockholders’ deficit at October 31, 2020 was approximately $1.9 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2020, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended October 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of October 31 or January 31, 2020. The matter is ongoing as of the date of this filing.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended October 31, 2020, the Company issued a total of 293,030,795 shares of our common stock for conversions of $169,860 of convertible notes payable and accrued interest at an exercise prices ranging from of $0.00045 to $0.00084.

During the nine months ended October 31, 2020, the Company issued a total of 27,000,000 shares of its common stock and 13,500,000 warrants to two investors for proceeds of $20,599, or $0.0006 to $0.0008 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.0008 to $0.0011 per share.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: December 14, 2020

