Form 10-K
period 2021-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2021-05-03
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,440,288 as of July 31, 2020.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,032,895 shares  of Common Stock issued and outstanding as of May 3, 2021.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I

ITEM 1. BUSINESS.

Business development

Liberty Star Uranium & Metals Corp. (the “Company”, “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. Hay Mountain Holdings, LLC, (formerly known as Hay Mountain Super Project LLC) our wholly owned subsidiary, serves as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. In April 2019, we formed the first company intended for engagement with future venture partners named Earp Ridge Mines LLC. On August 13, 2020, the Company formed Red Rock Mines, LLC (“Red Rock”), an Arizona corporation, as a wholly-owned subsidiary of Hay Mountain Holdings, LLC. We are in the exploration phase of operations and have not generated any revenues from operations.

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

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. As listed on the Bureau of Land Management (BLM) web site, new claims located on or after September 1, 2019 cost $255 each which includes processing, location, and maintenance fees. On March 6, 2020 we sent three Notice Of Intent To Locate (NOITL) forms to the BLM. The NOITL’s cost $30.00 each payable to the BLM. We paid new claim fees of $10,530 on September 9, 2020 for 27 new lode claims which included rental years 2019 and 2020. On October 29, 2020 we paid $830.25 to the Cochise County Recorder to add the 27 new claims to the county record. We have completed filings for 21 of the new claims, and we are refiling six claims. We are currently waiting on the BLM so we may complete the filing for the six claims which we expect completion shortly. The annual rentals are $165 per claim after the first year. The rentals due by September 1, 2021 for the period from September 1, 2021 through September 1, 2022 of $15,345 have not been paid yet, however, we plan to pay these fees prior to the due date. All rentals during the year ended January 31, 2021 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 15,793.24 acres at our Tombstone project. We plan to pay filing and rental fees for our AZ MEPs before their respective due dates in the amount of $33,293. Required minimum work expenditures (labor assessment) of $153,247 was due for the year ended January 31, 2021. Labor assessment of $175,297 was submitted during the year ended January 31, 2021, all fees and work expenditures due during the year ended January 31, 2021 have been paid.

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

Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, state, or local authorities may be changed, and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

There are no known reserves of minerals on our mineral claims, and we cannot guarantee that we will find any commercial quantities of minerals.

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

We had cash and cash equivalents in the amount of $6,718 and negative working capital of $1,991,571 as of January 31, 2021. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues and have never been profitable. We do not have an ownership interest in any revenue generating properties. We were incorporated in 2001 and took over our current business in 2004. To date, we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm, MaloneBailey, LLP, stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2021 that since we have suffered recurring losses from operations, require additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

The existence of our mining claims depends on our ability to fund exploratory activity or to pay fees.

Our mining claims, which are the central part of our business, require that we either pay fees, or incur certain minimum development costs annually, or the claims will be forfeited. Due to our current financial situation, we may not be able to meet these obligations and we could therefore lose our claims. This would impair our ability to raise capital and would negatively impact the value of our company.

Risks Related to Our Common Stock

Because we will likely issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 12,300,000 shares of common stock, $0.00001 par value per share. As of May 3, 2021, there were 10,032,895 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

Our bylaws were changed on June 22, 2020 to add Class A Shares to deter a take-over of our company.

We amended our bylaws on June 22, 2020 to add Class A shares which have increased voting power of 200 to one per share to deter a hostile take-over of our company, the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the terms of the Company’s Class A Common Stock (the “Class A Shares”), par value $0.00001 per share, 200,000 shares authorized. The terms of the Class A Shares include 200-1 voting rights in addition to the rights held by common stockholders. Only persons who are current members of the Company’s Board of Directors may own or hold Class A Shares.

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

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission (the “SEC”). These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

ITEM 2. PROPERTIES .

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

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2021.

Tombstone:

Tombstone is a large and ancient (72 million years before the present – or Laramide in age) volcanic structure – a caldera. The US Geological Survey caldera experts, conclude this is correct. Subsequently, more than seventeen calderas of various ages have been identified in Arizona by the US Geological survey, the Arizona Geological Survey and others. Such calderas of Laramide age are all associated with porphyry alteration and copper and associated mineralization; many of these have become very large copper mines. Advanced technology has indicated that alteration associated mineralization at Tombstone is much more extensive than originally thought. This alteration lies largely under cover and is indicated by geochemistry, geophysics and projection of known geology into covered areas.

The Hay Mountain Project is located 6.5 miles southeast of Tombstone where we hold 35 Arizona State Mineral Exploration Permits (MEPs) covering (15,793.24 acres) or 24.68 square miles, and 93 federal lode mining claims covering (1,594.68 acres) or 2.49 square miles and is accessible by Hwy 80, Davis Rd. and Wild West Road.

LIBERTY STAR

TOMBSTONE-AZ

Federal Unpatented Claims

Claim Names

HM 87-143

TS 168-176

Marco1A-Marco5E

Davis1A-DavisC

Claim Acreage

57 HM Claims- 1095.18 acres

21 Marco Claims- 320 acres

6 Davis Claims- 80 acres

9 TS Claims- 99.5 acres

State Exploration Permits

MEP #	Acres	Renewal & Rental Due Date
08-119053	738.4	9/29/2021
08-119054	375.64	9/29/2021
08-119055	732.84	9/29/2021
08-119716	480	1/18/2022
08-119717	520	1/18/2022
08-119752	40	7/11/2021
08-120017	160	6/15/2021
08-120018	80	6/15/2021
08-120172	440	10/4/2021
08-120173	640	10/4/2021
08-120174	440	10/4/2021
08-120175	480	10/4/2021
08-120176	480	10/4/2021
08-120177	582.83	10/4/2021
08-120178	240	10/4/2021
08-120179	370.24	10/4/2021
08-121131	520	11/18/2021
08-121132	368.76	11/18/2021
08-121133	139.9	11/18/2021
08-121134	280	11/18/2021
08-121135	639.56	11/18/2021
08-121136	600	11/18/2021
08-121137	440	11/18/2021
08-121138	358.85	11/18/2021
08-121139	571.25	11/18/2021
08-121140	439.5	11/18/2021
08-121141	280	11/18/2021
08-121142	640	11/18/2021
08-121143	640	11/18/2021
08-121654	80	9/22/2021
08-121767	639.71	11/21/2021
08-121768	449.44	11/21/2021
08-121769	640	11/21/2021
08-121770	626.32	11/21/2021
08-121771	640	11/21/2021

35State MEP’s totaling

15,793.24 acres

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

Geochemical sampling at the Hay Mountain Project: In 2011 and early 2012 we collected nearly 1,800 rock, soil and vegetation samples over 621 sample sites over approximately 14 square miles centered on the Hay Mountain property. These samples have been assayed for multiple elements generating many volumes of analyses. The samples were prepared by MEG Inc. and have been shipped to ALS Global (f/k/a ALS-Chemex), geochemical analysis lab in Vancouver, British Columbia. Assay results were sent to our Tucson office and all assays were received. Our geology team has generated computer analyses that allow interpretation of the data. Liberty Star continues to collect XRF readings and biogeochemical samples to further define the anomalies at Hay Mountain.

On June 15, 2020 we received 2 Mineral Exploration Permits (MEPs) issued by the Arizona State Land Department (ASLD) covering the 240-acre Robbers Roost exploration area approximately 4.5 miles southwest of Tombstone, Arizona with access via paved road (Charleston Road). The new MEPs are 5.89 miles west of Liberty Star’s Hay Mountain Project for porphyry copper, gold, and molybdenum. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” [JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

On June 24, 2020 we completed staking an additional 400 acres of Federal Lode Claims at Hay Mountain. This addition to Liberty Star’s mineral claims effectively closes all potential competitors’ opportunity to take a State or Federal mineral interest inside the Company’s contiguous State and Federal mineral estate.

On November 11, 2020 we announced the identification of potentially exploitable gold mineralization in its recently acquired State of Arizona Mineral Exploration Permits (MEPs) land located in the area locally recognized as Red Rock Canyon, contiguous with and immediately north of drill Target 1, within the Company’s principal porphyry copper, gold, moly exploration target at the Hay Mountain Project (the “Project”) previously disclosed. The relevant MEPs are in Township 20, Range 23 East, specifically eight sections 27 through 34 and two additional MEPs, in sections 20 and 21. Preliminary surface exploration on the Red Rock MEPs advances the Company’s knowledge of the porphyry system signature associated with magnetic highs at, and adjacent to the north of, Target 1, and represent the expansion of biogeochemical, surface rock sampling, and x-ray fluorescence (XRF) work continuing at Target 1 and on the anticipated gold halo likely associated with the indicated porphyry center.

On November 21, 2020 we acquired 5 new Mineral Exploration Permits for a total of 2,995.47 acres. Liberty Star’s CEO Brett Gross notes the new applications complement last year’s land acquisition announced October 21, 2019 (Update 910); “In 2019 we moved to secure surface access to support future development and operations. With the addition of these lands, the Company secures three additional access routes from public roadways. While over the past twenty-two months we have enjoyed increasingly good, collaborative and cooperative relations with the private property owners contiguous to the Hay Mountain Project with no interruptions to project access, securing multiple alternative routes places us in an even more secure and well-defined position for the future.”

On October 21, 2019 we acquired 13 new Mineral Exploration Permits (MEP’s) for a total of 5,917.82 acres, or 9.25 sq miles bringing our total MEPs at Hay Mountain to 28 and 12,557.77 acres or 19.62 sq miles. This new acquisition represents a nearly 89% increase in Liberty Star lands under permit for mineral exploration activities. These acquisitions not only substantially expand Liberty Star’s continued exploration potential, but also provide resistance to existing competitive pressures that permits us to be more forthcoming with our technical data sharing with potential venture partners. Liberty Star geochemical and geophysical surface studies indicate anomalies consistent with a large, buried porphyry copper body at the primary target, and potentially extensive associated porphyry cluster, with attendant metals including gold, moly, nickel, silver, zinc, lead, and cobalt. See news release: https://www.libertystaruranium.com/2019/10/21/liberty-star-adds-over-9-square-miles-to-the-hay-mountain-project/.

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

On August 16, 2020 we received our July 2020 Field Mapping Report prepared by Geologist Daniel Koning. The new field mapping report was commissioned by Liberty Star to “identify alteration and veining associated with an inferred porphyry copper system at depth, determine the extent of hydrothermal alteration, and comment on the possible timing of mineralization.” Geologist Koning conducted the mapping from July 14th to August 5th, accompanied by Liberty Star Field Ops Manager Jay Crawford and for 3 days, CEO/President Brett Gross. The 50-page report contains over 50 new maps and sample images. In his Hay Mountain Project July 2020 Field Mapping Report, Koning concludes “Type 1 and type 2 veins are…interpreted as fluid escape structures representing the distal and possibly upper expression of a porphyry system at depth. The overall extent of type 1 and type 2 veining across the property could indicate significant skarn and CRD development at depth.” [page 48] He further finds that his work “correlates with the Cu, Mo, and Au biogeochemical anomalies identified by Dr. Pim van Geffen, and the magnetic and ZTEM anomalies identified by Alan King’s 3D model. Because of this, the center of the inferred porphyry system at Hay Mountain is interpreted to be southwest of the Zebra Hills under post-mineral cover.” [page 48]

ZTEM EM Survey: We requested and received a cost estimate from Geotech of Aurora (Toronto area) Ontario, Canada, which is the only purveyor of this helicopter borne electromagnetic (EM) geophysical method. This geophysical method has the ability to “look down” into the crust of the earth about 2,000 meters (6,600 feet) and detect sulfides and other rock types and structures which may be associated with porphyry copper systems. Test work over known Safford, Arizona porphyry copper deposits along with thousands of verifying drill holes show the geometry of such mineral systems can be determined, thus identifying whether it is a porphyry copper system or some other mineral system. When combined with our geochemical data, we can determine the position of the copper-moly center of the system and design our drill program to efficiently test and define mineralization. We flew ZTEM in July 2013 and the analysis report was received in February 2014. In 2019, a re-interpretation of the ZTEM and the magnetic data with focus on porphyry targets was performed on the basis of more rigorous 3D inversion tools. Based on the 3D ZTEM and the 3D MVI inversion results, Geotech has recommended the following: Integrate the newly obtained results with all available geological, geochemical and drilling info (if available) to better define and prioritize exploration targets; Follow-up with deep-penetrating ground IP and ground TDEM detailed surveys on the 1st priority potential porphyry target Zd1and then the 2nd priority targets Zs1and Zs2 for better definition of their depth and shape; Follow-up with detailed ground MT survey the Zd1target for its investigation at depth; Drill testing of the Zd1target with deep holes should be performed after ground verification with ground geophysics. See news release: https://www.libertystaruranium.com/2019/09/30/liberty-star-hires-geotech-ltd-to-update-hay-mountain-project-ztem-data/

Also, in 2019 Liberty Star contracted Alan King, P.Geo., M.Sc.at Geoscience North to prepare a geophysical review of all the geochemical and geophysical data. Their conclusions and recommendations are- The full 3D Geoscience Analyst (GA) integrated model, which was provided as part of the review, should be used for targeting as there is much more detail and dynamic viewing available in the live 3D model than in the 2D screen captures of the model shown in the report. The new 3D models based on the ZTEM data should be reviewed with respect to the previous ground IP/Res, CSAMT etc. data, which were mentioned in the SRK report. The core anomalous area has complex Magnetic and EM signatures in an area of structural complexity, with associated well defined geochem anomalies. Drill testing is recommended to test this area. Physical properties such as mag susceptibility, electrical conductivity, density and IP effect would be helpful for further interpretation. These could be acquired on existing rock samples from the area or on core samples from any new drilling or with in-situ borehole geophysical surveys in any new Drill holes. Targeting: the main target remains the core geochem anomaly area and drill testing of this target is recommended. The combined EM and magnetic models show a thicker tabular conductive feature together with an area of high magnetic/structural complexity in the core of a large magnetic depletion zone, coincident with the core of the geochem anomalies. See news release: https://www.libertystaruranium.com/2021/01/31/liberty-star-minerals-lbsrtechnical-data-studies-available/

Sampling Protocols for all projects

Liberty Star trains all employees/contractors conducting sample collection by use of a handheld digital mobile device (X-ray Fluorescence Analyzer) to record accurate analysis of 31 elements including gold, silver copper, molybdenum, uranium, thorium, manganese, and other elements from each in situ sample. The XRF device leads the sampler through a series of dropdown menu windows with various description capabilities and the ability to record a GPS coordinate of the location. Data from the XRF is uploaded to our computer database daily. The X-ray (XRF) is now a recognized and a valuable portable assay tool.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of January 31, 2021 and 2020. The matter is ongoing as of the date of this filing.

On February 18, 2020, our former CEO and his spouse (the “Counterclaimants”) filed a First Amended Answer: First Amended Complaint and Counterclaim with the Superior Court of Arizona seeking dismissal of the Company’s complaint and reimbursement of Counterclaimants’ attorney fees incurred related to the matter. Additionally, the counterclaim alleges breach of contract by the Company and requests reimbursement of amounts loaned to the Company by our former CEO and his spouse, along with reimbursement of attorney fees. The Company believes these counterclaims are without merit and will aggressively defend them and believes no unfavorable outcome or material effect on our consolidated financial statements will result.

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

Quarter Ended	High	Low
January 31, 2021	$1.600	$1.450
October 31, 2020	$0.500	$0.450
July 31, 2020	$0.600	$0.550
April 30, 2020	$0.350	$0.300
January 31, 2020	$0.550	$0.450
October 31, 2019	$0.400	$0.350
July 31, 2019	$0.750	$0.650
April 30, 2019	$0.650	$0.550

Our transfer agent, The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of May 3, 2021, we had 10,032,895 shares of our common stock issued and outstanding, with 144 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing sale price for our common stock on April 30, 2021, as reported on the OTC Pink Open Market was $1.00.

All references to common shares and common share data in the accompanying consolidated financial statements and elsewhere in this Form 10-K as of January 31, 2021 and 2020, and for the years then ended, reflect the 1-for-500 Reverse Stock Split (see Note 2).

Recent Sales of Unregistered Securities

Common Stock Issued During the Year Ended January 31, 2021

During the year ended January 31, 2021, the Company issued a total of 586,062 shares of our common stock for conversions of $169,860 of convertible notes payable and accrued interest at an exercise prices ranging from of $0.225 to $0.420.

During the year ended January 31, 2021, the Company issued a total of 54,000 shares of its common stock and 27,000 warrants to two investors for proceeds of $20,599, or $0.300 to $0.400 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.400 to $0.550 per share.

During the year ended January 31, 2021, the Company issued 142,857 shares of its common stock to a consultant for services at an aggregate price of $50,000, or $0.350 per share.

Common Stock Issued During the Year Ended January 31, 2020

During the year ended January 31, 2020, the Company issued a total of 781,622 shares of our common stock for conversions of $131,954 of convertible notes payable at an exercise prices ranging from of $0.055 to $0.390.

In July 2019, the Company issued 60,000 shares of its common stock to satisfy $213,000 owed for services due an investor relations consultant for services provided in prior years which was previously included in accounts payable and accrued liabilities, resulting in a gain on settlement of accounts payable of $177,000.

In July 2019, the Company issued 86,430 shares of its common stock and 43,215 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.579 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.810.

On November 19, 2019, the Company sold 42,243 shares of the Company’s common stock to a noteholder for $20,699, or $0.490 per unit, in a private placement. The consideration received included $10,000 cash plus the settlement of a note payable of $10,000 and accrued interest of $699.

On January 8, 2020, a consultant returned to the Company a total of 48,485 shares of common stock issued for accounts payable for services totaling $44,000. The exchange resulted in an increase in accounts payable of $44,000 which the Company has agreed to repay in installments of $600 for twelve months, $1,500 for the following 12 months, and $2,500 per month thereafter until paid in full. The consultant has agreed to waive the final $4,000 if all payments are made timely. A total of $36,400 remains outstanding as of January 31, 2021, of which $20,300 is classified as long-term accounts payable.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $6,718 and negative working capital of $1,991,571 as of January 31, 2021. We had cash inflows from financing activities of $362,573 for the fiscal year ended January 31, 2021. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On July 23, 2018, we received net proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2020, the noteholder converted an aggregate of $21,714 of the remaining balance of this note for 394,801 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On April 12, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated April 10, 2019 (the “April 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 28, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2020, the noteholder converted the note in full (an aggregate of $55,120) for 147,341 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On May 21, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated May 17, 2019 (the “May 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 17, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2020, the noteholder converted a total of $55,120 of the note in for 239,480 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On August 15, 2019, we received net proceeds of $67,000 from the issuance of a convertible note dated August 13, 2019 (the “August 2019 Note”). The note bears interest at 8%, includes OID of $10,000, matures on May 30, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2021, the noteholder converted a total of $79,800 of the note in for 272,750 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2021.

On October 25, 2019, we received net proceeds of $40,000 from the issuance of a convertible note dated October 22, 2019 (the “October 2019 Note”). The note bears interest at 8%, includes OID of $7,300, matures on August 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2021, the noteholder converted a total of $49,020 of the note in for 215,597 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2021.

On January 30, 2020, we received net proceeds of $33,000 from the issuance of a convertible note dated January 27, 2020 (the “January 2020 Note”). The note bears interest at 8%, includes OID of $3,600 and legal fees of $3,000, matures on November 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2021, the noteholder converted a total of $41,040 of the note in for 97,714 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2021.

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. The net balance of this convertible note was $87,969 as of January 31, 2021  .

Notes Payable - SBA

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan, dated May 5, 2020, bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. On May 5, 2020, the Company also received grant proceeds of $3,000 under the EIDL program which is reflected as a credit to salaries and benefits expense for the year ended January 31, 2021. In November 2020, the Company was approved for forgiveness in full for the entire amount including principal and interest under the PPP loan. The grant proceeds of $3,000 was factored in the amount forgiven thus $3,000 remained payable to our bank related to the PPP until the Company repaid it in February 2021.

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 16, 2021. The balance of $33,162, including interest of $762, is included in long-term debt as of January 31, 2021  .

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2021 and 2020, we entered into certain private investment agreements pursuant to which we received a total of $35,599 and $60,000 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2021

We had a net loss of $749,745 for the fiscal year ended January 31, 2021 compared to net loss of $337,469 for the fiscal year ended January 31, 2020. Net loss increased by $412,276 due primarily to an increase in legal expenses of $130,094 due primarily to an increased use of legal services related to legal matters, an increase of $48,623 in geological and geophysical costs related to an increase in land rental fees for mineral claims, an increase in interest expense of $30,420 related to the change in debt balances between years, and the $177,000 gain on settlement of accounts payable during the year ended January 31, 2020. This increase is offset partially by a decrease in salaries and benefits expense of $74,675 due to a decrease in stock compensation expense and the gain on forgiveness of the SBA loan of $30,578 during the year ended January 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2021 reflect financial information for the fiscal years ended January 31, 2021 and 2020.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2021 and 2020. Our accumulated deficit on January 31, 2021, was approximately $58 million and the net loss from operations for the fiscal year ended January 31, 2021 was $749,745. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2021. Our total stockholders’ deficit at January 31, 2021 was $2,011,477.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. and its subsidiaries (collectively, the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

May 3, 2021

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2021	January 31, 2020

Assets

Current:
Cash and cash equivalents	$6,718	$25,024
Prepaid expenses	4,815	8,311
Total current assets	11,533	33,335

Property and equipment, net	33,556	39,892
Total assets	$45,089	$73,227

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$467,957	$458,350
Accounts payable to related parties	51,119	51,119
Accrued wages to related parties	811,711	811,711
Advances from related party	301,077	101,631
Notes payable to related parties	283,271	166,560
Convertible promissory note, net of debt discount of $7,642 and $15,364	87,969	152,504
Total current liabilities	2,003,104	1,741,875

Long-term:
Long-term accounts payable, net of current portion	20,300	37,400
Long-term debt - SBA	33,162	-
Total long-term liabilities	53,462	37,400

Total liabilities	2,056,566	1,779,275

Commitments and Contingencies (Note 13)

Stockholders’ deficit
Class A Common stock - $.00001 par value; 200,000 and 0 authorized; 102,000 and 0 shares issued and outstanding, respectively	1	-

Common stock - $.00001 par value; 12,300,000 and 12,500,000 authorized; 9,902,052 and 9,116,725 shares issued and outstanding, respectively	99	91
Common stock to be issued	15,000	-
Additional paid-in capital	55,503,564	55,074,257
Accumulated deficit	(57,530,141)	(56,780,396)
Total stockholders’ deficit	(2,011,477)	(1,706,048)

Total liabilities and stockholders’ deficit	$45,089	$73,227

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31,
	2021	2020
Revenues	$-	$-
Expenses:
Geological and geophysical costs	118,955	70,332
Salaries and benefits	144,513	219,188
Depreciation	6,336	2,684
Legal	167,800	37,706
Professional services	75,419	79,069
General and administrative	72,930	56,158
Travel	8,939	2,659
Net operating expenses	594,892	467,796
Loss from operations	(594,892)	(467,796)

Other income (expense):
Interest expense	(185,636)	(155,216)
Gain on forgiveness of SBA loan	30,578	-
Gain on settlement of accounts payable	-	177,000
Gain on change in fair value of derivative liability	205	108,543
Total other income (expense)	(154,853)	130,327
Net loss	(749,745)	$(337,469)

Net loss per share of common stock - basic and diluted	$(0.08)	$(0.04)

Weighted average number of shares of common stock outstanding - basic and diluted	9,746,433	8,721,447

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended January 31, 2021 and 2020

					Common	Additional		Total
	Class A Common stock		Common stock		stock to be	paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance, January 31, 2019	-	-	8,194,915	82	-	54,749,079	(56,442,927)	(1,693,766)
Issuance of common stock and warrants in private placement	-	-	128,673	1	-	70,698	-	70,699
Shares issued for conversion of notes	-	-	781,622	8	-	131,946	-	131,954
Settlement of accounts payable through issuance of common stock	-	-	60,000	1	-	35,999	-	36,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(322,006)	-	(322,006)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	372,119	-	372,119
Return of common stock for services	-	-	(48,485)	(1)	-	(43,999)	-	(44,000)
Stock based compensation	-	-	-	-	-	80,421	-	80,421
Net loss for the year ended January 31, 2020	-	-	-	-	-		(337,469)	(337,469)
Balance, January 31, 2020	-	-	9,116,725	$91	$-	$55,074,257	$(56,780,396)	$(1,706,048)
Issuance of common stock and warrants in private placement	-	-	54,000	1	15,000	20,598	-	35,599
Class A Shares issued to settle related party advances and notes payable	102,000	1	-	-	-	49,061	-	49,062
Shares issued for conversion of notes	-	-	586,062	6	-	169,854	-	169,860
Shares issued for services	-	-	142,857	1	-	49,999	-	50,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(189,472)	-	(189,472)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	329,267	-	329,267
Share issued for rounding from reverse stock split	-	-	2,408	-	-	-	-	-
Net loss for the year ended January 31, 2021	-	-	-	-	-	-	(749,745)	(749,745)
Balance, January 31, 2021	102,000	$1	9,902,052	$99	$15,000	$55,503,564	$(57,530,141)	$(2,011,477)

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31
	2021	2020

Cash flows from operating activities:
Net loss	$(749,745)	$(337,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,336	2,684
Amortization of debt discounts	159,222	134,821
(Gain) on settlement of accounts payable	-	(177,000)
(Gain) on change in fair value of derivative liabilities	(205)	(108,543)
(Gain) on forgiveness of SBA loan	(30,578)	-
Stock-based compensation	-	80,421
Common shares issued for third party services	50,000	-
Changes in assets and liabilities:
Prepaid expenses	3,496	(1,267)
Accounts payable and accrued expenses	154,484	(44,127)
Accounts payable to related parties	-	(1,213)
Accrued wages related parties	-	36,137
Changes in advances from related party	-	60,794
Accrued interest	26,111	20,396
Cash flows used in operating activities:	(380,879)	(334,366)

Cash flows from financing activities:
Proceeds from notes payable	62,974	10,000
Cash advance from related party	62,000	-
Proceeds from notes payable, related parties	120,000	48,500
Proceeds from convertible promissory notes	82,000	240,000
Proceeds from the issuance of common stock and warrants	35,599	60,000
Net cash provided by financing activities	362,573	358,500

Increase (decrease) in cash and cash equivalents	(18,306)	24,134
Cash and cash equivalents, beginning of period	25,024	890
Cash and cash equivalents, end of period	$6,718	$25,024

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-
Supplemental disclosure of non-cash items:
Settlement of accounts payable through issuance of common stock	$-	$36,000
Resolution of derivative liabilities due to debt conversions and untainted warrants	$329,267	$372,119
Reclass of APIC to derivative liabilities for tainted warrants	$189,472	$322,006
Debt discounts due to derivative liabilities	$140,000	$100,000
Common stock issued for conversion of debt and interest	$169,860	$131,954
Class A Common Stock issued for conversion of related party advances and notes payable	$49,062	$-
Expenses paid by related party on behalf of the Company	$161,977	$40,837
Return of common shares issued for settlement of accounts payable	$-	$44,000
Debt extinguishment through issuance of common stock	$-	$10,699

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”, or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) was our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Until 2016 Big Chunk was engaged in the acquisition and exploration of mineral properties business in the State of Alaska. until its dissolution on July 26, 2019. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. We renamed HMSP to Hay Mountain Holdings LLC (“HMH”) on March 5, 2019. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. On February 22, 2019, the Company registered the tradename ‘Liberty Star Minerals’ with the state of Arizona to be recognized as ‘doing business as’, or ‘d/b/a’ Liberty Star Minerals. We have not generated any revenues from operations. On April 11, 2019 we formed a new subsidiary named Earp Ridge Mines LLC (“Earp Ridge”) wholly owned by HMH. On August 13, 2020, the Company formed Red Rock Mines, LLC (“Red Rock”), an Arizona corporation, as a wholly-owned subsidiary of Hay Mountain Holdings, LLC.

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

Reverse Stock Split

On November 24, 2020, the Company filed a Certificate of Change with the Secretary of the State of Nevada to affect a 1-for-500 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split was formally processed by FINRA effective on February 25, 2021 and the Company’s common stock began trading on a split-adjusted basis on February 25, 2021.

Prior to the effective date of the Certificate of Change, the Company was authorized to issue 6,150,000,000 shares of common stock. As a result of the Reverse Stock Split, the Company is authorized to issue 12,300,000 shares of common stock. The Reverse Stock Split did not have any effect on the stated par value of the common stock.

Prior to the effective date of the Certificate of Change, the Company was authorized to issue 100,000,000 shares of Class A common stock. As a result of the Reverse Stock Split, the Company is authorized to issue 200,000 shares of Class A common stock, with 102,000 shares of Class A common stock outstanding. As a result of the Reverse Stock Split, there was an adjustment of approximately 2,408 common shares due to the effect of rounding fractional shares into whole shares. The Reverse Stock Split did not have any effect on the stated par value of the Class A common stock.

All references to common shares and common share data in these consolidated financial statements and elsewhere in this Form 10-K as of January 31, 2021 and 2020, and for the years then ended, reflect the Reverse Stock Split.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary HMH and the HMH wholly-owned subsidiaries Earp Ridge and Red Rock. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2021 and 2020, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Long-lived assets and impairment of long-lived assets

Property and equipment are stated at cost. We capitalize all purchased equipment over $500 with a useful life of more than one year. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Property and equipment are reviewed periodically for impairment. The estimated useful lives range from 3 to 7 years.

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

Stock based compensation

The Company recognizes stock-based compensation for all share-based payment awards made to employees and non-employees based on the estimated fair values of the stock or options. The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the accounting standards codification section 410-30. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2021 or 2020.

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

Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at January 31, 2021	$-	-	-	$-
Warrant and convertible note derivative liability at January 31, 2020	$-	-	-	$-

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for the tax year ended January 31, 2017 and prior.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended January 31, 2021 and 2020, the following number of potentially dilutive shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Year Ended January 31,
	2021	2020

Stock options outstanding	146,000	177,000
Warrants	400,166	363,416
Shares to be issued upon conversion of notes payable	113,034	603,810

Total	659,200	1,144,226

Newly Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through January 31, 2021.

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

NOTE 4 – Mineral claims

At January 31, 2021, we held a 100% interest in 93 standard federal lode mining claims located in the Tombstone region of Arizona.

At January 31, 2021, we held 35 Arizona State Land Department Mineral Exploration Permits covering 15,793.24 acres in the Tombstone region of Arizona.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2021.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2021	January 31, 2020
Geology Equipment (3 to 7 years)	$315,052	$315,052
Vehicles and transportation equipment (5 years)	48,592	48,592
Office furniture and equipment (3 to 7 years)	71,584	71,584
	435,228	435,228
Less: accumulated depreciation	(401,672)	(395,336)
	$33,556	$39,892

Depreciation expense was $6,336 and $2,684 for the years ended January 31, 2021 and 2020, respectively.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2021	January 31, 2020

8% convertible note payable issued August 2019, due May 2020	$-	$79,886
8% convertible note payable issued October 2019, due August 2020	-	48,347
8% convertible note payable issued January 2020, due November 2020	-	39,635
8% convertible note payable issued October 2020, due September 2021	95,611	-

	95,611	167,868
Less debt discount	(7,642)	(15,364)
Less current portion of convertible notes	(87,969)	(152,504)
Long-term convertible notes payable	$-	$-

On July 23, 2018, we received net proceeds of $48,000 under a convertible note dated July 19, 2018 (the “July 2018 Note”). The total principal under the note is $50,000, bears interest at 12% per annum, includes OID of $2,000, is due on July 19, 2019, and is convertible in shares of the Company’s common stock after 180 days at a conversion price with a 45% discount to the lowest weighted average market price during the previous 20 trading days to the date of conversion. During the year ended January 31, 2020, the noteholder converted an aggregate of $21,714 of the remaining balance of this note for 394,801 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On April 12, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated April 10, 2019 (the “April 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on February 28, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2020, the noteholder converted the note in full (an aggregate of $55,120) for 147,341 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On May 21, 2019, we received net proceeds of $50,000 from the issuance of a convertible note dated May 17, 2019 (the “May 2019 Note”). The note bears interest at 8%, includes OID of $3,000, matures on March 17, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 65% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2020, the noteholder converted a total of $55,120 of the note in for 239,480 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2020.

On August 15, 2019, we received net proceeds of $67,000 from the issuance of a convertible note dated August 13, 2019 (the “August 2019 Note”). The note bears interest at 8%, includes OID of $10,000, matures on May 30, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2021, the noteholder converted a total of $79,800 of the note in for 272,750 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2021.

On October 25, 2019, we received net proceeds of $40,000 from the issuance of a convertible note dated October 22, 2019 (the “October 2019 Note”). The note bears interest at 8%, includes OID of $7,300, matures on August 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2021, the noteholder converted a total of $49,020 of the note in for 215,597 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2021.

On January 30, 2020, we received net proceeds of $33,000 from the issuance of a convertible note dated January 27, 2020 (the “January 2020 Note”). The note bears interest at 8%, includes OID of $3,600 and legal fees of $3,000, matures on November 15, 2020, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2021, the noteholder converted a total of $41,040 of the note in for 97,714 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2021.

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. The net balance of this convertible note was $87,969 as of January 31, 2021.

During the year ended January 31, 2021 and 2020, the Company recorded debt discounts of $140,000 and $100,000 respectively, due to the derivative liabilities, and original issue debt discounts of $11,500 and $29,900, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $159,222 and $134,821 for the years ended January 31, 2021 and 2020, respectively.

Note payable

In March 2019, the Company received proceeds of $10,000 from a third-party under a promissory note due in March 2020, with interest at 10%. On November 19, 2019, the Company sold 42,243 shares of the Company’s common stock to this noteholder for $20,699, or $0.49 per unit, in a private placement. The consideration received included $10,000 in cash plus the settlement of this note payable of $10,000 and accrued interest of $699, leaving a balance of $0 as of January 31, 2020.

Notes Payable - SBA

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan dated May 5, 2020 bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. On May 5, 2020, the Company also received grant proceeds of $3,000 under the EIDL program which is reflected as a credit to salaries and benefits expense for the year ended January 31, 2021. In November 2020, the Company was approved for forgiveness in full for the entire amount including principal and interest under the PPP loan, The grant proceeds of $3,000 was factored in the amount forgiven thus $3,000 remained payable to our bank related to the PPP until its repayment in February 2021.

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 16, 2021. The balance of $33,162, including interest of $762, is included in long-term debt as of January 31, 2021.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the years ended January 31, 2021 and 2020, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2021 of $189,472 for newly granted and existing warrants that were tainted and a derivative liability of $159,375 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $19,375 and a debt discount of $140,000 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the year ended January 31, 2021 was $140,000. The remaining unamortized debt discount related to the derivative liability was $0 as the notes were fully converted by January 31, 2021.

The Company recorded a derivative liability during the year ended January 31, 2020 of $322,006 for newly granted and existing warrants that were tainted and a derivative liability of $123,057 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $23,057 and a debt discount of $100,000 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the year ended January 31, 2021 was $100,000. The remaining unamortized debt discount related to the derivative liability was $0 as the notes were fully converted by January 31, 2020.

During the year ended January 31, 2021, the Company recorded a reclassification from derivative liability to equity of $189,518 for warrants becoming untainted and $139,749 due to conversions of the Company’s convertible notes. During the year ended January 31, 2020, the Company recorded a reclassification from derivative liability to equity of $234,650 for warrants becoming untainted and $137,469 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a gain of $205 and $108,543, respectively, to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2021 and 2020, respectively. The Company did not have a derivative liability as of January 31, 2021 and 2020 since none of the outstanding notes remained convertible at the end of the periods and consequently the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2021	2020
Beginning balance	$-	$58,656
Total gains	(205)	(108,543)
Settlements	(329,267)	(372,119)
Additions recognized as debt discount	140,000	100,000
Additions due to tainted warrants	189,472	322,006
Ending balance	$-	$-

Change in unrealized gains included in earnings relating to derivatives as of January 31, 2021 and 2020	$(205)	$(108,543)

NOTE 8 – Common stock

Class A Common Stock

On June 22, 2020, the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the terms of the Company’s Class A Common Stock (the “Class A Shares”), par value $0.00001 per share, 200,000 shares authorized. The terms of the Class A Shares include 200-1 voting rights in addition to the rights held by common stockholders. Only persons who are current members of the Company’s Board of Directors may own or hold Class A Shares.

On June 30, 2020, the Company entered into an agreement to issue a total of 102,000 shares of its Class A Shares to two directors of the Company. The aggregate consideration paid for the Class A Shares was $49,062 ($0.481 per share). The consideration was paid by offsetting the purchase price against Company advances and notes held by the two directors (see Note 12).

Common Stock

Our undesignated common shares are all of the same class, and are voting shares Upon liquidation or wind-up, stockholders are entitled to participate equitably with respect to any distribution of net assets that may be declared.

Reverse Stock Split

On November 24, 2020, the Company filed a Certificate of Change with the Secretary of the State of Nevada to affect a 1-for-500 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split was formally processed by FINRA effective on February 25, 2021 and the Company’s common stock began trading on a split-adjusted basis on February 25, 2021.

Prior to the effective date of the Certificate of Change, the Company was authorized to issue 6,150,000,000 shares of common stock. As a result of the Reverse Stock Split, the Company is authorized to issue 12,300,000 shares of common stock. The Reverse Stock Split did not have any effect on the stated par value of the common stock.

Prior to the effective date of the Certificate of Change, the Company was authorized to issue 100,000,000 shares of Class A common stock. As a result of the Reverse Stock Split, the Company is authorized to issue 200,000 shares of Class A common stock, with 102,000 shares of Class A common stock outstanding. As a result of the Reverse Stock Split, there was an adjustment of approximately 2,408 common shares due to the effect of rounding fractional shares into whole shares. The Reverse Stock Split did not have any effect on the stated par value of the Class A common stock.

All references to common shares and common share data in these consolidated financial statements and elsewhere in this Form 10-K as of January 31, 2021 and 2020, and for the years then ended, reflect the Reverse Stock Split.

Common Stock Issued During the Year Ended January 31, 2021

During the year ended January 31, 2021, the Company issued a total of 586,062 shares of our common stock for conversions of $169,860 of convertible notes payable and accrued interest at exercise prices ranging from $0.225 to $0.420.

During the year ended January 31, 2021, the Company issued a total of 54,000 shares of its common stock and 27,000 warrants to two investors for proceeds of $20,599, or $0.300 to $0.400 per share. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.400 to $0.550 per share.

During the year ended January 31, 2021, the Company issued 142,857 shares of its common stock to a consultant for services at an aggregate price of $50,000, or $0.350 per share.

In January 2021, the Company received proceeds of $15,000 from our chairman of the board for the purchase of 14,726 shares of the Company’s common stock, at a price of $1.019 per share, and 7,363 warrants. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.426 per share. The shares were subsequently issued in April 2021, thus the proceeds of $15,000 were classified as common stock to be issued as of January 31, 2021.

Common Stock Issued During the Year Ended January 31, 2020

During the year ended January 31, 2020, the Company issued a total of 781,622 shares of our common stock for conversions of $131,954 of convertible notes payable at an exercise prices ranging from of $0.055 to $0.390.

In July 2019, the Company issued 60,000 shares of its common stock to satisfy $213,000 owed for services due an investor relations consultant for services provided in prior years which was previously included in accounts payable and accrued liabilities, resulting in a gain on settlement of accounts payable of $177,000.

In July 2019, the Company issued 86,430 shares of its common stock and 43,215 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.579 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.810.

On November 19, 2019, the Company sold 42,243 shares of the Company’s common stock to a noteholder for $20,699, or $0.490 per unit, in a private placement. The consideration received included $10,000 cash plus the settlement of a note payable of $10,000 and accrued interest of $699.

On January 8, 2020, a consultant returned to the Company a total of 48,485 shares of common stock issued for accounts payable for services totaling $44,000. The exchange resulted in an increase in accounts payable of $44,000 which the Company has agreed to repay in installments of $600 for twelve months, $1,500 for the following 12 months, and $2,500 per month thereafter until paid in full. The consultant has agreed to waive the final $4,000 if all payments are made timely. A total of $36,400 remains outstanding as of January 31, 2021, of which $20,300 is classified as long-term accounts payable.

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 191,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 5,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 1,925 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2021 and 2020 are 51,417 and 20,417, respectively. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2021 and 2020 are 425 and 425, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2021 and 2020 are 83 and 83, respectively.

The Company granted 30,000 stock options each to four directors (120,000 total) during the year ended January 31, 2020 and recognized $80,421 of compensation expense using the Black-Scholes valuation method with the following assumptions: stock prices of $0.70 to $0.75, exercise price of $1.50, expected term of 5 years, volatility of 180.7% to 181.3%, annual rate of dividends of 0%, and discount rates of 1.59% to 1.85%.

No stock options were granted during the year ended January 31, 2021.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2021 and 2020:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2019	180,760	$16.378	2.56	$-

Granted	120,000	1.500
Cancelled and/or forfeited	(123,760)	17.054
Exercised	-	-
Outstanding, January 31, 2020	177,000	$5.818	7.20	$-

Granted	-	-
Cancelled and/or forfeited	(31,000)	19.000
Exercised	-	-
Outstanding, January 31, 2021	146,000	$3.019	7.61	$-

Exercisable, January 31, 2021	146,000	$3.019	7.61	$-

The aggregate intrinsic value is calculated based on the stock price of $1.473 and $0.550 per share as of January 31, 2021 and 2020, respectively.

During the years ended January 31, 2021 and 2020, we recognized $0 and $80,421 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

Share-based compensation expense is reported in our consolidated statements of operations as follows:

	January 31, 2021	January 31, 2020
Geological and geophysical costs	$-	$-
Salaries and benefits	-	80,421
Investor relations	-	-
General and administrative	-	-
	$-	$80,421

At January 31, 2021, there was $0 of unrecognized share-based compensation for all share-based awards outstanding.

NOTE 10 – Warrants

As of January 31, 2021, there were 400,166 warrants outstanding and exercisable. The warrants have a three-year term, a weighted average remaining life of 1.23 years and a weighted average exercise price of $2.155 per warrant for one common share. Warrants outstanding at January 31, 2021 and 2020 are as follows:

	Number of warrants	Weighted average exercise price per share

Outstanding, January 31, 2019	308,829	2.586
Issued	64,337	0.769
Expired	-	-
Exercised	-	-
Outstanding, January 31, 2020	373,166	2.273
Issued	27,000	0.522
Expired	-	-
Exercised	-	-
Outstanding, January 31, 2021	400,166	2.155

Exercisable, January 31, 2021	400,166	2.155

The weighted average intrinsic value for warrants outstanding was $136,217 and $5,200 as of January 31, 2021 and 2020, respectively.

On July 12, 2019, the Company issued 43,215 warrants to an investor, who also subsequently became a director of the Company, as part of their purchase of common stock during the year ended January 31, 2020. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.810.

On November 19, 2019, the Company issued 21,122 warrants to an investor, as part of their purchase of common stock during the year ended January 31, 2020. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.6850.

During the year ended January 31, 2021, the Company issued 27,000 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices ranging from $0.400 to $0.550.

Extension of Expiration Date

Effective May 1, 2019, the Company extended the due date of all warrants expiring during the three months ended July 31, 2019, totaling 66,002 warrants, for an additional three years. There was no expense related to the extension of these warrants since these were held by investors.

Effective December 5, 2019, the Company extended the due date of all warrants expiring during the five months ending December 31, 2019, totaling 39,000 warrants, for an additional three years. There was no expense related to the extension of these warrants since these were held by investors.

Effective May 27, 2020, the Company extended the due date of all warrants expiring during the 12 months ending December 31, 2020, totaling 45,065 warrants, for an additional three years, including 9,750 warrants previously set to expire in January 2020. There was no expense related to the extension of these warrants since these were held by investors.

NOTE 11 – Income taxes

As of January 31, our deferred tax asset is as follows:

	January 31, 2021	January 31, 2020
Deferred Tax Assets	$6,783,000	$6,641,000
Less Valuation Allowance	(6,783,000)	(6,641,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase of $142,000 during the year ended January 31, 2021 primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2021, our estimated net operating loss carry-forward is approximately $32 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 through 2021 net operating losses under the Tax Cuts and Jobs Act.

Deferred tax assets were calculated using the Company’s effective tax rate, which it estimated to be 21%. The effective rate is reduced to 0% for 2021 and 2020 due to the full valuation allowance on its net deferred tax assets.

We have identified our federal and Arizona state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are the tax years ended January 31, 2018  through January 31, 2021. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

NOTE 12 – Related party transactions

We were a party to the following transactions with related parties during the year ended January 31, 2021:

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the years ended January 31, 2021 and 2020.

During the year ended January 31, 2021, our CEO, Brett Gross, made various payments on behalf of the Company totaling $161,977, and advanced the Company $62,000 in cash, all of which are reflected as advances from related party on the accompanying consolidated balance sheets. The total advances were $301,077 and $101,631 as of January 31, 2021 and 2020, respectively, bear no interest and have no specified repayment date. On June 30, 2020, the Company issued 51,000 shares of its Class A Common Stock to our CEO for repayment of $24,531 of advances ($0.481 per share).

During the year ended January 31, 2021, the Company received aggregate proceeds of $120,000 from a director under a promissory note extended with interest at 10%. Total maturities of principal and accrued interest under all notes to two directors are $270,898 due October 31, 2020 (extended to July 31, 2021). On June 30, 2020, the Company issued 51,000 shares of its Class A Common Stock to the director for repayment of $24,531 of their promissory note ($0.481 per share).

The Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, which matured and became past due at September 17, 2019 with interest at 10%.

As of January 31, 2021 and 2020, the total balance of all related party notes was $283,271 and $166,560, respectively, which includes accrued interest of $36,070 and $14,828, respectively.

At January 31, 2021 and 2020, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, Chief Geologist, Secretary, Treasurer, and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO.

At January 31, 2021 and 2020, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

At January 31, 2021 and 2020, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

At January 31, 2021 and 2020, we had a balance of $16,321 due to the spouse of James Briscoe.

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

In July 2019, the Company issued 86,430 shares of its common stock and 43,215 warrants to an investor, who also subsequently became a director, for proceeds of $50,000, or $0.579 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.810.

In July and October 2019, the Company issued an aggregate of 120,000 non-qualified stock options to four new directors for services. The options vest immediately, have a 10-year term, an exercise price of $1.500, and resulted in share-based compensation expense of $80,421 during the year ended January 31, 2020.

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

On January 11, 2019, we discontinued renting an office month-to-month from James Briscoe, a director who resigned on September 23, 2019. An amount of $2,610 of rent was unpaid as of January 31, 2021 and 2020.

NOTE 13 – Commitments and Contingencies

We currently rent a storage space for $45 per month in Tombstone, Arizona on a month-to-month basis.

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $165 per claim. The rentals due by September 1, 2021 for the period from September 1, 2021 through September 1, 2022 of $15,345 have not been paid yet, but we plan to pay when due.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 15,793.24 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $29,724.

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of January 31, 2021 and 2020. The matter is ongoing as of the date of this filing.

On February 18, 2020, our former CEO and his spouse (the “Counterclaimants”) filed a First Amended Answer: First Amended Complaint and Counterclaim with the Superior Court of Arizona seeking dismissal of the Company’s complaint and reimbursement of Counterclaimants’ attorney fees incurred related to the matter. Additionally, the counterclaim alleges breach of contract by the Company and requests reimbursement of amounts loaned to the Company by our former CEO and his spouse, along with reimbursement of attorney fees. The Company believes these counterclaims are without merit and will aggressively defend them and believes no unfavorable outcome or material effect on our consolidated financial statements will result.

NOTE 14 – Subsequent events

On February 16, 2021, the Company received loan proceeds of $32,497 under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments beginning December 16, 2021.

In March 2021, the Company issued 6,000 shares of its common stock to an accredited investor for the exercise of warrants for proceeds of $2,100, or $0.35 per common share.

In March 2021, the Company issued 17,006 shares of its common stock and 8,503 warrants to our CEO for gross proceeds of $20,000, for $1.176 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.646.

In March 2021, the Company issued 49,412 shares of its common stock and 24,706 warrants to our CEO for gross proceeds of $55,000 for $1.113 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.558.

In April 2021, the Company issued 9,818 shares of its common stock and 4,909 warrants to an accredited investor for gross proceeds of $10,000, or $1.019 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.426.

In April 2021, we received net proceeds of $60,000 from the issuance of a convertible note dated April 23, 2021 (the “April 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on April 23, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On April 23, 2021, the Company issued 15,049 of its common stock to a noteholder for the conversion of $12,000 of principal under the October 2020 Note, or $0.797 per share.

On April 27, 2021, the Company issued 18,832 of its common stock to a noteholder for the conversion of $15,000 of principal under the October 2020 Note, or $0.797 per share.

On April 30, 2021, the Company received proceeds of $20,000 from an investor for the purchase of 19,268  shares of its common stock and 9,634 warrants, at a price of $1.038 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.453. These shares have not yet been issued as of the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2021 due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of January 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fiscal quarter ended January 31, 2021.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
Brett Gross	President, Chief Executive Officer and Director	61	October 20, 2014
Peter O’Heeron	Chairman of the Board, Secretary and Treasurer.	57	September 6, 2012
Patricia Madaris	Chief Financial Officer, VP Finance	69	May 8, 2015
V.E. “Gene” Streety	Director	91	August 27, 2018
Bradley Munroe	Director	79	August 27, 2018
Boyd Gordon	Director	70	July 19, 2019
Bernard Guarnera	Director	77	October 14, 2019

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

Peter O’Heeron. Mr. O’Heeron joined the board in 2012. Mr. O’Heeron leads an operational investment group which identifies early-stage opportunities in the medical field with strong intellectual property positions. Through his 20+ years of medical product development experience, Mr. O’Heeron brings together the resources from strategic disciplines necessary to commercialize unique technologies. Prior to founding Advanced Medical Technologies LLC, Mr. O’Heeron founded NeoSurg Technologies, Inc. to develop a minimally invasive access system. As a result of his efforts, NeoSurg Technologies was successful in developing the T2000 Minimally Invasive Access System, the world leader in reposable surgical instrumentation. Mr. O’Heeron completed the sale of NeoSurg Technologies to CooperSurgical in 2005. Mr. O’Heeron graduated from Texas State University with a BS in Healthcare Administration and a minor in Business Administration. He received his Masters in Healthcare Administration from the University of Houston. Mr. O’Heeron currently holds 5 patents and has 4 patents pending. Mr. O’Heeron was elected Chairman of the Board on December 7, 2018, and Secretary and Treasurer on January 11, 2019.

We believe Mr. O’Heeron is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working with our company as described above, in addition to his education and business experience as described above. He also catalyzed a negotiation with Northern Dynasty which benefited the company by millions of dollars.

Patricia Madaris. Ms. Madaris has served as our VP Finance since May 2015. Prior to that time, Ms. Madaris served as the Executive Assistant to our CEO and Board of Directors since 2011. Since beginning her work at our company, she has proven to be beneficial in facilitating many areas of our public company, working to engage, negotiate, and close financings, and overseeing and working actively in financial reporting, and projected budgeting for ongoing operations. She has also previously worked as an accountant/manager for corporations in Arizona, Florida, and California from 2005. Ms. Madaris has a Bachelor of Science Degree from Indiana Wesleyan University, graduating Summa Cum Laude. Ms. Madaris also holds an MBA graduating with highest honors in February 2017. Ms. Madaris was elected Chief Financial Officer on January 11, 2019.

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

Board and Committee Meetings

The board of directors of our company held 9 formal meetings during the fiscal year ended January 31, 2021.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2021. Shareholders may contact our current President, Brett Gross, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2021 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2021, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2021, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the SEC on March 13, 2004 as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Liberty Star Uranium & Metals Corp., 2 E. Congress St. Ste. 900, Tucson, AZ 85701.

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2021 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Brett Gross, Chief Executive Officer and President	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

(1)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at January 31, 2021

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Brett Gross	-	-	-			-	-	-	-

COMPENSATION PLANS

As of January 31, 2021, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

We granted a total of 0 and 120,000 options during the fiscal years ended January 31, 2021 and 2020, respectively.

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

No stock options were issued to directors during the year ended January 31, 2021. We issued 30,000 stock options each to four directors for their capacity as a director during the fiscal year ended January 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on April 30, 2021for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 10,032,895 shares of common stock issued and outstanding as of April 30, 2021, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)

Brett Gross	249,344	(4)	2.46%
Peter O’Heeron	43,702	(3)	*
Patricia Madaris	4,500	(2)	*
Bradley Munroe	122,033	(6)	1.21%
Gene Streety	33,230	(7)
Boyd Gordon	159,646	(5)	1.58%
Bernard Guarnera	30,000	(2)	*

Directors and Executive Officers as a Group (7 persons)	642,455		6.20%

(1)	Based on 10,032,895 shares of common stock issued and outstanding as of May 3, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes incentive or non-qualified stock options that are currently exercisable or exercisable within 60 days.

(3)	This amount includes 14,000 incentive stock options and 8,718 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 112,520 common stock purchase warrants that are currently exercisable or exercisable within 60 days.
(5)	This amount includes 30,000 non-qualified stock options, and 43,215 common stock purchase warrants that are currently exercisable or exercisable within 60 days.
(6)	This amount includes 67,075 shares of common stock, 30,000 stock options and 24,958 purchase warrants that are currently exercisable or exercisable within 60 days.

(7)	The amount includes 3,230 shares of common stock and 30,000 stock options.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2021, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	146,000	$3.019	51,925
Equity Compensation Plans Not Approved by Security Holders	-	N/A	51,925
Total	146,000	$3.019	51,925

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended January 31, 2021, our CEO, Brett Gross, made various payments on behalf of the Company totaling $161,977, and advanced the Company $62,000 in cash, all of which are reflected as advances from related party on the accompanying consolidated balance sheets. The total advances were $301,077 and $101,631 as of January 31, 2021 and 2020, respectively, bear no interest and have no specified repayment date. On June 30, 2020, the Company issued 51,000 shares of its Class A Common Stock to our CEO for repayment of $24,531 of advances ($0.481 per share).

During the year ended January 31, 2021, the Company received aggregate proceeds of $120,000 from a director under a promissory note extended with interest at 10%. Total maturities of principal and accrued interest under all notes to two directors are $264,989 due October 31, 2020 (extended to July 31, 2021). On June 30, 2020, the Company issued 51,000 shares of its Class A Common Stock to the director for repayment of $24,531 of their promissory note ($0.481 per share).

During the year ended January 31, 2020, the Company received advances of $48,500 from two directors under two promissory notes with interest at 10%, due July 31, 2021.

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

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the fiscal years ended January 31, 2021 and 2020.

	Fiscal Year Ended January 31,
	2021	2020
Audit Fees	$29,500	$31,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$29,500	$31,500

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated April 10, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on April 16, 2019).
10.2	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on May 21, 2019).
10.3	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated August 15, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 22, 2019).
10.4	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 25, 2019 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 29, 2019).
10.5	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated January 27, 2020 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on January 30, 2020).
10.6	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 3, 2021	By:	/s/ Brett Gross
Brett Gross
Chief Executive Officer and President

Dated: May 3, 2021	By:	/s/ Patricia Madaris
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

Signature	Title	Date

/s/ Brett Gross	Chief Executive Officer, President and Director	May 3, 2021
Brett Gross	(principal executive officer)

/s/ Patricia Madaris	Chief Financial Officer	May 3, 2021
Patricia Madaris	(principal financial officer and principal accounting officer)

/s/ Peter O’Heeron	Chairman of the Board	May 3, 2021
Peter O’Heeron

/s/ Boyd Gordon	Director	May 3, 2021
Boyd Gordon

/s/ Bernard Guarnera	Director	May 3, 2021
Bernard Guarnera

/s/ W. Bradley Munroe	Director	May 3, 2021
W. Bradley Munroe

/s / V.E. “Gene” Streety	Director	May 3, 2021
V.E. “Gene” Streety

