Form 10-Q
period 2021-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2021-06-21
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,150,635   common shares as of June 21, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2021	2021
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$126,882	$6,718
Prepaid expenses	6,178	4,815
Total current assets	133,060	11,533

Property and equipment, net	32,097	33,556
Total assets	$165,157	$45,089

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$470,355	$467,957
Accounts payable to related parties	51,119	51,119
Accrued wages to related parties	811,711	811,711
Advances from related party	314,742	301,077
Notes payable to related parties	298,064	283,271
Convertible promissory note, net of debt discount of $51,425 and $7,642	84,176	87,969
Derivative liability	290,293	-
Total current liabilities	2,320,460	2,003,104

Long-term:
Long-term accounts payable, net of current portion	13,800	20,300
Long-term debt - SBA	66,020	33,162
Total long-term liabilities	79,820	53,462

Total liabilities	2,400,280	2,056,566

Commitments and Contingencies (Note 13)

Stockholders’ deficit
Class A Common stock - $.00001 par value; 200,000 and 0 authorized; 102,000 and 0 shares issued and outstanding, respectively	1	1

Common stock - $.00001 par value; 12,300,000 authorized; 10,052,163 and 9,902,052 shares issued and outstanding, respectively	101	99
Common stock to be issued	-	15,000
Additional paid-in capital	55,376,540	55,503,564
Accumulated deficit	(57,611,765)	(57,530,141)
Total stockholders’ deficit	(2,235,123)	(2,011,477)

Total liabilities and stockholders’ deficit	$165,157	$45,089

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 30,
	2021	2020
Revenues	$-	$-
Expenses:
Geological and geophysical costs	1,759	2,958
Salaries and benefits	36,559	37,750
Depreciation	1,458	1,674
Legal	19,947	50,536
Professional services	20,337	19,956
General and administrative	13,392	19,961
Travel	640	439
Net operating expenses	94,092	133,274
Loss from operations	(94,092)	(133,274)

Other income (expense):
Interest expense	(38,184)	(105,503)
Gain on change in fair value of derivative liability	50,652	55,036
Total other income (expense)	12,468	(50,467)
Net loss	(81,624)	$(183,741)

Net loss per share of common stock - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares of common stock outstanding - basic and diluted	10,041,420	9,256,178

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended April 30, 2021 and 2020

(Unaudited)

					Common	Additional		Total
	Class A Common stock		Common stock		stock to be	paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance, January 31, 2021	102,000	1	9,902,052	$99	$15,000	$55,503,564	$(57,530,141)	$(2,011,477)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	116,230	1	(15,000)	122,099	-	107,100
Shares issued for conversion of notes	-	-	33,881	1	-	26,999	-	27,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(293,528)	-	(293,528)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	17,406	-	17,406
Net loss for the three months ended April 30, 2021	-	-	-	-	-		(81,624)	(81,624)
Balance, April 30, 2021	102,000	$1	10,052,163	$101	$-	$55,376,540	$(57,611,765)	$(2,235,123)

The accompanying notes are an integral part of the unaudited consolidated financial statements

					Stock	Additional		Total
	Class A Common stock		Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2020	-	$-	9,116,725	$91	$-	$55,074,257	$(56,780,396)	$(1,706,048)
Issuance of common stock and warrants in private placement	-	-	54,000	1	-	20,598	-	20,599
Shares issued for conversion of notes	-	-	390,481	4	-	106,796	-	106,800
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(189,472)	-	(189,472)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	106,514	-	106,514
Net loss for the three months ended April 30, 2020	-	-	-	-	-		(183,741)	(183,741)
Balance, April 30, 2020	-	-	9,561,206	$96	$-	$55,118,693	$(56,964,137)	$(1,845,348)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 30
	2021	2020

Cash flows from operating activities:
Net loss	$(81,624)	$(183,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,459	1,674
Amortization of debt discounts	23,306	98,568
Gain on change in fair value of derivative liabilities	(50,652)	(55,036)
Changes in assets and liabilities:
Prepaid expenses	(1,363)	(3,899)
Accounts payable and accrued expenses	18,274	31,526
Accrued interest	11,167	6,936
Cash flows used in operating activities:	(79,433)	(103,972)

Cash flows from financing activities:
Proceeds from notes payable	32,497	-
Cash advance from related party	-	10,000
Proceeds from notes payable, related parties	-	55,000
Proceeds from convertible promissory notes	60,000	-
Proceeds from the issuance of common stock and warrants	105,000	20,599
Proceeds from exercise of warrants	2,100	-
Net cash provided by financing activities	199,597	85,599

Increase (decrease) in cash and cash equivalents	120,164	(18,373)
Cash and cash equivalents, beginning of period	6,718	25,024
Cash and cash equivalents, end of period	$126,882	$6,651

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-
Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$17,406	$106,514
Reclass of APIC to derivative liabilities for tainted warrants	$293,528	$189,472
Debt discounts due to derivative liabilities	$64,823	$107,000
Common stock issued for conversion of debt and interest	$27,000	$106,800
Expenses paid by related party on behalf of the Company	$22,376	$30,690

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2021 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2021 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30,2021 are not necessarily indicative of the results to be expected for the full year.

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

Prior to the effective date of the Certificate of Change, the Company was authorized to issue 100,000,000 shares of Class A common stock. As a result of the Reverse Stock Split, the Company is authorized to issue 200,000 shares of Class A common stock. As of February 24, 2021 (immediately prior to the effective date of the Reverse Stock Split), there were 51,000,000 shares of Class A common stock outstanding. As a result of the Reverse Stock Split, there are approximately adjustment due to the effect of rounding fractional shares into whole shares). The Reverse Stock Split did not have any effect on the stated par value of the Class A common stock.

All references to common shares and common share data in these consolidated financial statements and elsewhere in this Form 10-Q reflect the Reverse Stock Split.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at April 30, 2021	$290,293	-	-	$290,293
Warrant and convertible note derivative liability at January 31, 2021	$-	-	-	$-

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

NOTE 4 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the three months ended April 30,2021 and 2020.

From October 2019 through April 30, 2021, our CEO, Brett Gross, made various payments on behalf of the Company totaling $161,977, and advanced the Company $62,000 in cash, all of which are reflected as advances from related party on the accompanying consolidated balance sheets. The total advances were $314,742 and $301,077 as of April 30, 2021 and January 31, 2021, respectively, bear no interest and have no specified repayment date.

During the three months ended April 30, 2021, the note principal increased $5,000 for a payment by the director to a consultant on behalf of the Company. Total maturities of principal and accrued interest under all notes to two directors as of April 30, 2021 are $285,448 due July 31, 2021.

The Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, which matured and became past due on September 17, 2019 with interest at 10%.

As of April 30 and January 31, 2021, the total balance of all related party notes was $298,064 and $283,271, respectively, which includes accrued interest of $42,152 and $36,070, respectively.

As of April 30 and January 31, 2021, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, Chief Geologist, Secretary, Treasurer, and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO.

As of April 30 and January 31, 2021, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

As of April 30 and January 31, 2021, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

As of April 30 and January 31, 2021, we had a balance of $16,321 due to the spouse of James Briscoe.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options outstanding at April 30, 2021 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2021	146,000	$3.019
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding, April 30, 2021	146,000	$3.019

Exercisable, April 30, 2021	146,000	$3.019

These options had a weighted average remaining life of 7.37 years and an aggregate intrinsic value of $0 as of April 30, 2021.

During the three months ended April 30, 2021 and 2020, we recognized $0 and $0, respectively, of compensation expense related to stock options.

NOTE 6 – Warrants

As of April 30, 2021, there were 449,281   purchase   warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.1 years and a weighted average exercise price of $2.101 per warrant for one common share. The warrants had an aggregate intrinsic value of $40,764 as of April 30, 2021.

Stock warrants outstanding at April 30, 2021 are as follows:

		Weighted
		average
	Number of warrants	exercise price per share
Outstanding, January 31, 2021	400,166	$2.155
Issued	55,115	1.524
Expired	-	-
Exercised	(6,000)	0.350
Outstanding, April 30, 2021	449,281	$2.101

Exercisable, April 30, 2021	449,281	$2.101

During the three months ended April 30, 2021, the Company issued 55,115 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices ranging from $1.426 to $1.646.

As of June 17, 2021, the Company extended all warrants issued by the Company which expired or will expire during the year 2021. These warrants are extended for an additional three years. All other terms of the warrants remain unchanged, including application of the reverse split effective on February 25, 2021.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the three months ended April 30,2021, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 197.3% to 211.4% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the three months ended April 30,2021 of $293,528 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $64,823 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $64,823 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the three months ended April 30,2021, was $21,725. The remaining unamortized debt discount related to the derivative liability was $43,098 as of April 30, 2021.

During the three months ended April 30,2021, the Company recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $17,406 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a gain of $50,652 to reflect the value of the derivative liability for warrants and convertible notes as of April 30, 2021.

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

The Company did not have a derivative liability as of January 31, 2021 since outstanding convertible notes were not convertible at period end or were fully converted during the period and consequently, the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Three months ended April 30,
	2021	2020
Beginning balance	$-	$-
Total gains	(50,652)	(55,036)
Settlements	(17,406)	(106,514)
Additions recognized as debt discount	64,823	107,000
Additions due to tainted warrants	293,528	189,472
Ending balance	$290,293	$134,922

Change in unrealized gain included in earnings relating to derivatives	$(50,652)	$(55,036)

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30, 2021	January 31, 2021

8% convertible note payable issued October 2020, due September 2021	$72,546	$95,611
8% convertible note payable issued April 2021, due April 2022	63,055	-

	135,601	95,611
Less debt discount	(51,425)	(7,642)
Less current portion of convertible notes	(84,176)	(87,969)
Long-term convertible notes payable	$-	$-

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the three months ended April 30, 2021, the noteholder converted a total of $27,000 of the note for 33,881 shares of the Company’s common stock, leaving a balance of $72,546 as of April 30, 2021.

On April 26, 2021, we received net proceeds of $60,000 from the issuance of a convertible note dated April 23, 2021 (the “April 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on April 23, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the three months ended April 30, 2021 and 2020, the Company recorded debt discounts of $64,823 and 107,000, respectively, due to the derivative liabilities, and original issue debt discounts of $3,000 and $0, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $23,306 and $98,568 for the three months ended April 30, 2021 and 2020, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 18, 2021 (extended to June 18, 2023).

On February 16, 2021, the Company received loan proceeds of $32,497 under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments beginning December 16, 2021.

The balance of these two notes total $66,020, including accrued interest of $1,123, and is included in long-term debt as of April 30, 2021.

NOTE 9 – Stockholders’ deficit

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

On March 5, 2021, the Company issued 6,000 shares of its common stock to an accredited investor for the exercise of warrants for proceeds of $2,100, or $0.35 per common share.

On March 26, 2021, the Company issued 17,006 shares of its common stock and 8,503 warrants to our CEO for gross proceeds of $20,000, for $1.176 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.646.

In March 2021, the Company issued 49,412 shares of its common stock and 24,706 warrants to our CEO for gross proceeds of $55,000 for $1.113 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.558.

On April 2, 2021, the Company issued 9,818 shares of its common stock and 4,909 warrants to an accredited investor for gross proceeds of $10,000, or $1.019 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.426.

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

All references to common shares and common share data in these unaudited consolidated financial statements and elsewhere in this Form 10-Q as of April 30, 2021, and for the three months ended April 30, 2021 and 2020, reflect the Reverse Stock Split.

NOTE 10 – Commitments and contingencies

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of April 30, 2021 or January 31, 2021. The matter is ongoing as of the date of this filing.

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

NOTE 11 – Subsequent events

In May 2021, the Company issued a total of 98,472 shares of its comm stock to a noteholder for the conversion of an aggregate of $69,900 of principal and accrued interest under the October 2020 Note, at prices ranging from $0.699 to $0.743 per share.

On May 11, 2021, we issued a convertible note in the aggregate principal amount of $53,000 (the “May 2021 Note”). The note bears interest at 8%, matures on May 11, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

As of June 17, 2021, the Company extended all warrants issued by the Company which expired or will expire during the year 2021. These warrants are extended for an additional three years. All other terms of the warrants remain unchanged, including application of the reverse split effective on February 25, 2021.

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

On March 15, 2021, the company announced the release of more rock chip assay results from the Red Rock Canyon area located within the Hay Mountain Project. 28 samples were submitted to the ALS/USA Inc. Tucson location with results returned to the Company February 6th. This set of samples are within and outside of the original study area and expand on the October 2020 geochemical sampling undertaken on MEP land within the Company’s Red Rock Canyon holdings.

On May 21, 2021, the company announced the public release of its latest technical report. The Technical Report on the Red Rock Canyon Gold Property Cochise County, Arizona (“RRC Technical Report” “The Report”). The Report was prepared by Broadlands Mineral Advisory Services Ltd., owned and operated by Liberty Star’s independent director Bernard J. Guarnera, P.ENG., QP, CMA. Mr. Guarnera authored The Report. His findings include that the Red Rock Canyon tract contains “gold at grades that are now considered economic” (p.1). Further, the compilation of previous drilling results, by others as noted in The Report, (p.30) indicates that 12 of 17 intercepts reported gold at grades above what is considered current cut off grades, 0.022 oz per ton (0.68 gpt). These historical intercepts range from five (5) to forty-five (45) feet in vertical extent and reveal multiple mineralized zones. Grades in the larger intercepts are reported up to 0.182 ounces per ton (5.66 gpt). Additionally, Liberty Star collected fifteen (15) more rock samples on a recent field visit near and at the locations of past drilling. We expect the new field assays to confirm similar grades in the corresponding outcrops. These assay results are forthcoming and will be posted to the Liberty Star website.

On May 26, 2021, the company announced the public release of geochemical assay results prepared by ALS/USA Inc. The Company noted in its news release issued May 21st that the results were forthcoming on the heels of its latest technical report focused on the gold prospect at Red Rock Canyon. Previously released geochemical assay results from October 2020 and Feb 2021 can be viewed on the Liberty Star Minerals website. This set of results strongly aligns with previous assay results indicating that the Red Rock portion of the Hay Mountain Project is a potential gold property.

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

Results of Operations

Material Changes in Financial Condition for the Three-Month Period Ended April 30, 2021

We had cash and cash equivalents in the amount of $126,882 as of April 30, 2021 compared to $6,718 as of January 31, 2021. We had negative working capital of $2,187,400 as of April 30, 2021 compared to $1,991,571 as of January 31, 2021. We used $79,433 of net cash in operating activities during the three months ended April 30,2021 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We purchased no new equipment during the three months ended April 30,2021. We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three-Month Periods Ended April 30, 2021 and 2020

We had a net loss of $81,624 and for the three months ended April 30, 2021, compared to net loss of $183,741 for the three months ended April 30,2020,

During the three  months ended April 30,2021, we had a decrease of $1,199 in geological and geophysical expense compared to the three months ended April 30,2020, due primarily to an decrease in land rental fees for mineral claims. During the three months ended April 30,2021, we had a decrease of $1,191 in salaries and benefit expense compared to the three months ended April 30,2020, due primarily to a reduction in hours worked. During the three months ended April 30,2021, we had a decrease of $30,589 in legal expense compared to the three months ended April 30,2020, due primarily to a decrease in the use of outside legal services for operations and litigation matters. We had a decrease in general and administrative expenses of $6,569 during the three months ended April 30, 2021, as compared to the three months ended April 30,2020 which was due to a slight reduction in occupancy expense. We had a decrease in interest expense of $67,319 during the three months ended April 30,2020, as compared to the three months ended April 30,2020, due primarily to a decrease in convertible notes payable.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $126,882 as of April 30, 2021. We had negative working capital of $2,187,400 as of April 30, 2021. We used cash in operating activities of $79,433 for the three months ended April 30, 2021. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500, and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the three months ended April 30, 2021, the noteholder converted a total of $27,000 of the note for 33,881 shares of the Company’s common stock, leaving a balance of $72,546 as of April 30, 2021.

On April 26, 2021, we received net proceeds of $60,000 from the issuance of a convertible note dated April 23, 2021 (the “April 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, and matures on April 23, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

Proceeds from issuance of common stock

On March 5, 2021, the Company issued 6,000 shares of its common stock to an accredited investor for the exercise of warrants for proceeds of $2,100, or $0.35 per common share.

On March 26, 2021, the Company issued 17,006 shares of its common stock and 8,503 warrants to our CEO for gross proceeds of $20,000, for $1.176 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.646.

In March 2021, the Company issued 49,412 shares of its common stock and 24,706 warrants to our CEO for gross proceeds of $55,000 for $1.113 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.558.

On April 2, 2021, the Company issued 9,818 shares of its common stock and 4,909 warrants to an accredited investor for gross proceeds of $10,000, or $1.019 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.426.

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

Proceeds from long-term notes payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 18, 2021 (extended to June 18, 2023).

On February 16, 2021, the Company received loan proceeds of $32,497 under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments beginning December 16, 2021.

Critical Accounting Policies

The unaudited consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2021. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited consolidated financial statements as of April 30, 2021. Our total stockholders’ deficit at April 30, 2021 was approximately $2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2021, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended April 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2021 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of April 30, 2021 or January 31, 2021. The matter is ongoing as of the date of this filing.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2021, the Company issued 6,000 shares of its common stock to an accredited investor for the exercise of warrants for proceeds of $2,100, or $0.35 per common share.

On March 26, 2021, the Company issued 17,006 shares of its common stock and 8,503 warrants to our CEO for gross proceeds of $20,000, for $1.176 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.646.

In March 2021, the Company issued 49,412 shares of its common stock and 24,706 warrants to our CEO for gross proceeds of $55,000 for $1.113 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.558.

On April 2, 2021, the Company issued 9,818 shares of its common stock and 4,909 warrants to an accredited investor for gross proceeds of $10,000, or $1.019 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.426.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: June 21, 2021

