Form 10-Q
period 2021-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2021-09-20
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common	LBSR	OTCQB

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,150,635 common shares as of September 20, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2021	January 31, 2021

Assets

Current:
Cash and cash equivalents	$71,913	$6,718
Prepaid expenses	7,404	4,815
Total current assets	79,317	11,533

Property and equipment, net	30,639	33,556
Total assets	$109,956	$45,089

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$475,794	$467,957
Accounts payable to related parties	51,119	51,119
Accrued wages to related parties	811,711	811,711
Advances from related party	314,742	301,077
Notes payable to related parties	304,446	283,271
Convertible promissory note, net of unamortized debt discount of $4,547 and $7,642	113,696	87,969
Total current liabilities	2,071,508	2,003,104

Long-term:
Long-term accounts payable, net of current portion	6,300	20,300
Long-term debt - SBA	66,408	33,162
Total long-term liabilities	72,708	53,462

Total liabilities	2,144,216	2,056,566

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Class A Common stock - $.00001 par value; 200,000 and 0 authorized; 102,000 shares issued and outstanding	1	1

Common stock - $.00001 par value; 24,800,000 authorized; 10,150,635 and 9,902,052 shares issued and outstanding, respectively	102	99
Common stock to be issued	-	15,000
Additional paid-in capital	55,710,395	55,503,564
Accumulated deficit	(57,744,758)	(57,530,141)
Total stockholders’ deficit	(2,034,260)	(2,011,477)

Total liabilities and stockholders’ deficit	$109,956	$45,089

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	4,802	51,593	6,561	54,551
Salaries and benefits	37,197	33,971	73,756	71,721
Public relations	4,533	-	4,533	-
Depreciation	1,459	1,673	2,917	3,347
Legal	6,504	44,936	26,451	95,472
Professional services	23,745	23,477	44,082	43,433
General and administrative	24,902	13,704	38,294	33,665
Travel	-	-	640	439
Net operating expenses	103,142	169,354	197,234	302,628
Loss from operations	(103,142)	(169,354)	(197,234)	(302,628)

Other income (expense):
Interest expense	(56,189)	(61,199)	(94,373)	(166,702)
Gain (loss) on change in fair value of derivative liability	26,338	(94,667)	76,990	(39,631)
Total other income (expense)	(29,851)	(155,866)	(17,383)	(206,333)
Net loss	$(132,993)	$(325,220)	(214,617)	$(508,961)

Net loss per share of common stock - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted average number of shares of common stock outstanding - basic and diluted	10,244,049	9,769,606	10,144,455	9,488,417

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A Common stock		Common stock		Common stock to be	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance, January 31, 2021	102,000	1	9,902,052	$99	$15,000	$55,503,564	$(57,530,141)	$(2,011,477)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	116,230	1	(15,000)	122,099	-	107,100
Shares issued for conversion of notes	-	-	33,881	1	-	26,999	-	27,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(293,528)	-	(293,528)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	17,406	-	17,406
Net loss for the three months ended April 30, 2021	-	-	-	-	-		(81,624)	(81,624)
Balance, April 30, 2021	102,000	1	10,052,163	101	-	55,376,540	(57,611,765)	(2,235,123)
Shares issued for conversion of notes	-	-	98,472	1	-	69,899	-	69,900
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	263,956	-	263,956
Net loss for the three months ended July 31, 2021	-	-	-	-	-	-	(132,993)	(132,993)
Balance, July 31, 2021	102,000	$1	10,150,635	$102	$-	$55,710,395	$(57,744,758)	$(2,034,260)

	Class A Common stock		Common stock		Stock Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2020	-	$-	9,116,725	$91	$-	$55,074,257	$(56,780,396)	$(1,706,048)
Issuance of common stock and warrants in private placement	-	-	54,000	1	-	20,598	-	20,599
Shares issued for conversion of notes	-	-	390,481	4	-	106,796	-	106,800
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(189,472)	-	(189,472)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	106,514	-	106,514
Net loss for the three months ended April 30, 2020	-	-	-	-	-		(508,961)	(508,961)
Balance, April 30, 2020	-	-	9,561,206	96	-	55,118,693	(57,289,357)	(2,170,568)
Class A Shares issued to settle related party advances and notes payable	102,000	1	-	-	-	49,061	-	49,062
Shares issued for conversion of notes	-	-	195,581	2	-	63,058	-	63,060
Shares issued for services	-	-	142,857	1	-	49,999	-	49,999
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	262,589	-	262,589
Net loss for the three months ended July 31, 2020	-	-	-	-	-	-	(325,220)	(325,220)
Balance, July 31, 2020	102,000	1	9,899,644	$99	$-	$55,543,400	$(57,614,577)	$(2,071,078)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 31
	2021	2020

Cash flows from operating activities:
Net loss	$(214,617)	$(508,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,917	3,347
Amortization of debt discounts	73,551	155,364
Expenses paid by related parties	22,376	89,958
Gain (loss) on change in fair value of derivative liabilities	(76,990)	39,631
Common shares issued for third party services	-	50,000
Changes in assets and liabilities:
Prepaid expenses	(2,589)	(1,177)
Accounts payable and accrued expenses	(6,162)	(3,423)
Accrued interest	17,112	11,151
Cash flows used in operating activities:	(184,402)	(164,110)

Cash flows from financing activities:
Proceeds from notes payable	32,497	62,974
Cash advance from related party	-	10,000
Proceeds from notes payable, related parties	-	55,000
Proceeds from convertible promissory notes	110,000	-
Proceeds from the issuance of common stock and warrants	105,000	20,599
Proceeds from exercise of warrants	2,100	-
Net cash provided by financing activities	249,597	148,573

Increase in cash and cash equivalents	65,195	(15,537)
Cash and cash equivalents, beginning of period	6,718	25,024
Cash and cash equivalents, end of period	$71,913	$9,487

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-
Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$281,361	$369,103
Reclass of APIC to derivative liabilities for tainted warrants	$293,528	$189,472
Debt discounts due to derivative liabilities	$64,823	$140,000
Common stock issued for conversion of debt and interest	$96,900	$169,860
Class A Common Stock issued for conversion of related party advances and notes payable	$-	$49,062
Expenses paid by related party on behalf of the Company	$22,376	$89,958

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2021 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2021 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31,2021 are not necessarily indicative of the results to be expected for the full year.

Reverse Stock Split

On November 24, 2020, the Company filed a Certificate of Change with the Secretary of the State of Nevada to affect a 1-for-500 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split was formally processed by FINRA effective on February 25, 2021, and the Company’s common stock began trading on a split-adjusted basis on February 25, 2021.

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

All references to common shares and common share data in these condensed consolidated financial statements and elsewhere in this Form 10-Q reflect the Reverse Stock Split.

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

Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at July 31, 2021	$-	-	-	$-
Warrant and convertible note derivative liability at January 31, 2021	$-	-	-	$-

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

NOTE 4 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018, and received no compensation for these services during the three and six months ended July 31,2021 and 2020.

Advances

From October 2019 through July 31, 2021, our CEO, Brett Gross, made various payments on behalf of the Company totaling $161,977, and advanced the Company $62,000 in cash, all of which are reflected as advances from related party on the accompanying condensed consolidated balance sheets. The total advances were $314,742 and $301,077 as of July 31, 2021 and January 31, 2021, respectively, bear no interest and have no specified repayment date.

Notes Payable

During the six months ended July 31, 2021, the note principal increased $5,000 for a payment by the director to a consultant on behalf of the Company. Total maturities of principal and accrued interest under all notes to two directors as of July 31, 2021 are $291,577 due July 31, 2021 . The Company is currently in discussions with the directors to extend the maturity date of these notes.

The Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, which matured and became past due on September 17, 2019, with interest at 10%.

As of July 31, and January 31, 2021, the total balance of all related party notes payable above  was $304,446 and $283,271, respectively, which includes accrued interest of $48,533 and $36,070, respectively.

Accrued Wages

As of July 31, and January 31, 2021, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, Chief Geologist, Secretary, Treasurer, and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO.

Accounts Payable

As of July 31, and January 31, 2021, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

As of July 31, and January 31, 2021, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related party on the accompanying condensed consolidated balance sheets.

As of July 31, and January 31, 2021, we had a balance of $16,321 due to the spouse of James Briscoe.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options outstanding at July 31, 2021 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2021	146,000	$3.019
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding, July 31, 2021	146,000	$3.019

Exercisable, July 31, 2021	146,000	$3.019

These options had a weighted average remaining life of 7.12 years and an aggregate intrinsic value of $0 as of July 31, 2021.

During the six months ended July 31, 2021 and 2020, we recognized $0 and $0, respectively, of compensation expense related to stock options.

NOTE 6 – Warrants

As of July 31, 2021, there were 449,281 purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.97 years and a weighted average exercise price of $2.101 per warrant for one common share. The warrants had an aggregate intrinsic value of $40,619 as of July 31, 2021.

Stock warrants outstanding at July 31, 2021 are as follows:

		Weighted
		average
	Number of warrants	exercise price per share
Outstanding, January 31, 2021	400,166	$2.155
Issued	55,115	1.524
Expired	-	-
Exercised	(6,000)	0.350
Outstanding, July 31, 2021	449,281	$2.101

Exercisable, July 31, 2021	449,281	$2.101

During the six months ended July 31, 2021, the Company issued 55,115 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices ranging from $1.426 to $1.646.

As of June 17, 2021, the Company extended all warrants issued by the Company which expired or will expire during the year 2021. These warrants are extended for an additional three years. All other terms of the warrants remain unchanged, including application of the reverse split effective on February 25, 2021.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the six months ended July 31, 2021, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 59.6% to 202.9% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the six months ended July 31,2021 of $293,528 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $64,823 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $64,823 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the six months ended July 31,2021, was $64,823. The remaining unamortized debt discount related to the derivative liability was $0 as of July 31, 2021.

During the six months ended July 31,2021, the Company recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $281,361 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a gain of $76,990 to reflect the value of the derivative liability for warrants and convertible notes as of July 31, 2021.

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

The Company did not have a derivative liability as of July 31, 2001, or January 31, 2021, since outstanding convertible notes were not convertible at period end or were fully converted during the period and consequently, the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Six months ended July 31,
	2021	2020
Beginning balance	$-	$-
Total (gain) loss	(76,990)	39,631
Settlements	(281,361)	(369,103)
Additions recognized as debt discount	64,823	140,000
Additions due to tainted warrants	293,528	189,472
Ending balance	$-	$-

Change in unrealized (gain) loss included in earnings relating to derivatives	$(76,990)	$39,631

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31, 2021	January 31, 2021

8% convertible note payable issued October 2020, due September 2021	$-	$95,611
8% convertible note payable issued April 2021, due April 2022	64,325	-
8% convertible note payable issued May 2021, due May 2022	53,918	-
	118,243	95,611
Less debt discount	(4,547)	(7,642)
Less current portion of convertible notes	(113,696)	(87,969)
Long-term convertible notes payable	$-	$-

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the six months ended July 31, 2021, the noteholder converted a total of $96,900 of the note for 132,353 shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2021.

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

On May 11, 2021, we issued a convertible note in the aggregate principal amount of $53,000 (the “May 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on May 11, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the six months ended July 31, 2021 and 2020, the Company recorded debt discounts of $64,823 and $140,000, respectively, due to the derivative liabilities, and original issue debt discounts of $6,000 and $0, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $73,551 and $155,364 for the six months ended July 31, 2021 and 2020, respectively.

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

The balance of these two notes total $66,408, including accrued interest of $1,511, and is included in long-term debt as of July 31, 2021.

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

In May 2021, the Company issued a total of 98,472 shares of its common stock to a noteholder for the conversion of an aggregate of $69,900 of principal and accrued interest under the October 2020 Note, at prices ranging from $0.699 to $0.743 per share.

Reverse Stock Split

On November 24, 2020, the Company filed a Certificate of Change with the Secretary of the State of Nevada to affect a 1-for-500 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split was formally processed by FINRA effective on February 25, 2021, and the Company’s common stock began trading on a split-adjusted basis on February 25, 2021.

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

All references to common shares and common share data in these unaudited condensed consolidated financial statements and elsewhere in this Form 10-Q as of July 31, 2021, and for the three and six months ended July 31, 2021, and 2020, reflect the Reverse Stock Split.

NOTE 10 – Commitments and contingencies

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of July 31, 2021, or January 31, 2021. The matter is ongoing as of the date of this filing.

On February 18, 2020, our former CEO and his spouse (the “Counterclaimants”) filed a First Amended Answer: First Amended Complaint and Counterclaim with the Superior Court of Arizona seeking dismissal of the Company’s complaint and reimbursement of Counterclaimants’ attorney fees incurred related to the matter. Additionally, the counterclaim alleges breach of contract by the Company and requests reimbursement of amounts loaned to the Company by our former CEO and his spouse, along with reimbursement of attorney fees. The Company believes these counterclaims are without merit and is aggressively defending them and believes no unfavorable outcome or material effect on our condensed consolidated financial statements will result.

NOTE 11 – Subsequent events

OTCQB Venture Market

On August 6, 2021, the Company announced the OTC Markets Group Inc. approved the Company to trade as LBSR on the OTCQB Venture Market, designed for developing and entrepreneurial companies in the U.S. and abroad. Trading on the OTCQB began August 06, 2021.

Authorized Shares Amendment

On August 10, 2021, the Company’s Board of Directors (the “Board”) unanimously approved, and recommended for shareholder approval, the Amendment in order to increase the number of authorized shares of the Company’s common stock. The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Amendment was August 11, 2021 (the “Record Date”).

The Company currently has a total of 12,300,000 authorized shares of Common Stock and 200,000 shares of Class A Common Stock. The Amendment will result in an increase in the total number of authorized shares of Common Stock from 12,300,000 to 24,800,000. The number of Class A Common Stock shares shall remain at 200,000.

Pursuant to NRS 78.390, amendments to the Company’s Articles of Incorporation must be approved by a majority of the Company’s stockholders.

In order to obtain stockholder approval for the Amendment, we could have convened a special meeting of the stockholders for the specific purpose of voting on such matter. However, NRS 78.320(2) provides than any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if, before or after the action, a written consent thereto is signed by stockholders holding at least a majority of the voting power. In order to eliminate the costs and management time involved in holding a meeting and obtaining proxies and in order to effect the Amendment as early as possible in order to accomplish the purposes of the Amendment, the Board elected to utilize the written consent option of the holders of a majority of the outstanding shares of our common stock, as provided by Nevada law.

The Company has two classes of stock authorized, Class A Stock and Common Stock. As of the Record Date, the Company had 10,150,635 shares of its Common Stock issued and outstanding and 102,000 shares of Class A common stock issued and outstanding. Each share of Common Stock is entitled to 1 vote and each share of Class A Stock is entitled to 200 votes. On the Record Date, the holders of all the issued and outstanding shares of our Class A Stock stockholders, representing approximately 66.77% of the stockholder voting power, approved the Amendment. No further vote of our stockholders is required for the Company to effect the Amendment.

Pursuant to the rules and regulations promulgated by the SEC under the Exchange Act, an Information Statement must be sent to the holders of voting stock who did not sign the Written Consent at least 20 days prior to the effective date of any corporate action taken or authorized pursuant to the consent of the Company’s stockholders. These Information Statements were sent by the Company on September 10, 2021.

Purchase Agreement with Triton Funds LP

On August 20, 2021, the Company executed a $1,000,000 common stock purchase agreement (the “Purchase Agreement”) and a $1,000,000 warrant agreement (the “Warrant Agreement,” together “the Agreements”) with Triton Funds LP (“Triton”) of San Diego, California. Under the Common Stock Purchase Agreement, the Company has a “put” right pursuant to which it may require Triton to purchase a total of up to $1,000,000 of its common stock. The Company may exercise its put at any time after the Registration Statement to be filed with the U.S. Securities and Exchange Commission is declared effective and prior to December 31, 2022. It may require Triton to purchase not less than $25,000 or more than $250,000 per month of its common stock at a purchase price equal to 75% of the lowest daily volume-weighted average price of the Company’s common stock during the 5 business days immediately prior to the date of closing of each separate purchase installment. Under the Common Stock Purchase Warrant, Triton has the right for a period of 5 years to elect to purchase up to an additional $1,000,000 of shares of the Company’s common stock at a purchase price per share based upon an assumed $20,000,000 market capitalization of the Company’s outstanding shares from time to time.

The Registration Statement was declared effective by the Securities and Exchange Commission on September 13, 2021. On September 14, 2021, the Company issued a total of 490,196 shares of its common stock under the Purchase Agreement at an aggregate price of $250,000, or approximately $0.51 per share.

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

Liberty Star Uranium & Metals Corp. was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001, under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) was our wholly owned subsidiary and was incorporated on December 14, 2003, in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Big Chunk was dissolved on June 3, 2019. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007, in the State of Arizona. Redwall performed drilling services on our mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp (“Liberty Star”) to reflect our current general exploration for base and precious metals. We are in the exploration phase of operations and have not generated any revenues from operations.

In October 2014, we formed our wholly owned subsidiary, Hay Mountain Holdings LLC (“HMH”) (formerly known as Hay Mountain Super Project LLC), to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. On April 11, 2019, we formed a new subsidiary named Earp Ridge Mines LLC, wholly owned by Hay Mountain Holdings LLC, intended for engagement with future venture partners.

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

On June 16, 2020, the company acquired 2 Mineral Exploration Permits (MEP) covering 240 acres at Robbers Roost. Which is located 5.89 miles west of the Hay Mountain Project. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” (JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

From July 14th to August 5th, 2020, field mapping was conducted in the Hay Mountain Project area, located 7 km southeast of Tombstone, in Cochise County, Arizona. The purpose of mapping was to identify alteration and veining associated with an inferred porphyry copper system at depth, determine the extent of hydrothermal alteration, and comment on the possible the timing of mineralization. Mapping was conducted at 1:10,000 scale and a total of 183 carbonate vein samples were taken for XRF analysis and UV fluorescence response.

On November 11, 2020, the company announced the identification of potentially exploitable gold mineralization on its recently acquired Arizona State Land Department Mineral Exploration Permits. Preliminary surface exploration on the Red Rock MEPs advances the Company’s knowledge of the porphyry system signature associated with magnetic highs at, and adjacent to the north of, Target 1, and represent the expansion of biogeochemical, surface rock sampling, and x-ray fluorescence (XRF) work continuing at Target 1 and on the anticipated gold halo likely associated with the indicated porphyry center. The Company discovered multiple outcrops of intensely silicified rock in the initial observational field work. These outcrops generally occur in linear features several feet in thickness with multiple features oriented en-echelon with interstitial host country rock of varying horizontal dimension. These outcrops contain densely distributed jasperoids, which, when sampled yield what the Company believes are potentially economically exploitable concentrations of gold. There was a total of 23 representative (1 to 2 kg) rock sample assays. These assays demonstrate gold concentrations ranging from below detection limits of 0.05 ppm in country rock surrounding certain outcrops to a high of 13.55 ppm in direct outcrop samples. Of the 23 assayed samples, nine (9) show gold concentrations of 0.95 ppm or more.

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

On August 20, 2021, the company executed a financing agreement for the purpose of drilling for the Red Rock Canyon Gold Project, in Cochise County, Arizona. The agreement allows for a $1,000,000 common stock purchase agreement (the “Purchase Agreement”) and a $1,000,000 warrant agreement (the “Warrant Agreement,” together “the Agreements”) with Triton Funds LP (“Triton”) of San Diego, California under an S1 registration now effective.  Drilling mobilization will begin immediately upon completing prerequisite State of Arizona archeological and vegetation surveys and obtaining approval by the Arizona State Land Department, which the Company expects to be completed by November 2021.  A diamond core and reverse circulation drill rig is expected to be active shortly, with the first round of drilling expected to begin as early as November or December 2021.

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

Results of Operations

Material Changes in Financial Condition for the Six-Month Period Ended July 31, 2021

We had cash and cash equivalents in the amount of $71,913 as of July 31, 2021, compared to $6,718 as of January 31, 2021. We had negative working capital of $1,992,191 as of July 31, 2021, compared to $1,991,571 as of January 31, 2021. We used $184,402 of net cash in operating activities during the six months ended July 31,2021 which was utilized for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We purchased no new equipment during the six months ended July 31,2021. We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three- and Six-Month Periods Ended July 31, 2021 and 2020

We had a net loss of $132,993 and $214,617 for the three and six months ended July 31, 2021, compared to a net loss of $325,220 and $508,961 for the three and six months ended July 31,2020, respectively.

During the three and six months ended July 31,2021, we had a decrease of $46,791 and $47,990 in geological and geophysical expense compared to the three and six months ended July 31,2020, due primarily to a decrease in land rental fees for mineral claims. During the three and six months ended July 31,2021, we had an increase of $3,226 and $2,035, respectively, in salaries and benefit expense compared to the three and six months ended July 31,2020, due primarily to a minor increase in hours worked. During the three and six months ended July 31,2021, we had a decrease of $38,432 and $69,021, respectively, in legal expense compared to the three and six months ended July 31,2020, due primarily to a decrease in the use of outside legal services for operations, finance and litigation matters. We had an increase in general and administrative expenses of $11,198 and $4,629, respectively, during the three and six months ended July 31, 2021, as compared to the three and six months ended July 31,2020 which was due to a slight increase in occupancy and technology expense. We had a decrease in interest expense of $5,010 and $72,329, respectively, during the three and six months ended July 31,2020, as compared to the three and six months ended July 31,2020, due primarily to a decrease in convertible notes payable.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $71,913 as of July 31, 2021. We had negative working capital of $1,992,191 as of July 31, 2021. We used cash in operating activities of $184,402 for the six months ended July 31, 2021. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the six months ended July 31, 2021, the noteholder converted a total of $96,900 of the note for 132,353 shares of the Company’s common stock, leaving a balance of $0 as of July 31, 2021.

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

On May 11, 2021, we issued a convertible note in the aggregate principal amount of $53,000 (the “May 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on May 11, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

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

In May 2021, the Company issued a total of 98,472 shares of its common stock to a noteholder for the conversion of an aggregate of $69,900 of principal and accrued interest under the October 2020 Note, at prices ranging from $0.699 to $0.743 per share.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements of Liberty Star have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to the unaudited condensed consolidated financial statements included in Item 8 in our Form 10-K for the year ended January 31, 2021. The critical accounting policies adopted by our company are as follows:

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited condensed consolidated financial statements as of July 31, 2021. Our total stockholders’ deficit at July 31, 2021 was approximately $2 million.

These unaudited condensed consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, these condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Mineral claims

We account for costs incurred to acquire, maintain and explore mineral properties as charged to expense in the period incurred until the time that a proven mineral resource is established at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

Convertible promissory notes

We reviewed the convertible promissory notes and the related subscription agreements to determine the appropriate reporting within the unaudited condensed consolidated financial statements. We report convertible promissory notes as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We record conversion options and detachable common stock purchase warrants and report them as derivative liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2021, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended July 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of July 31, 2021 or January 31, 2021. The matter is ongoing as of the date of this filing.

On February 18, 2020, our former CEO and his spouse (the “Counterclaimants”) filed a First Amended Answer: First Amended Complaint and Counterclaim with the Superior Court of Arizona seeking dismissal of the Company’s complaint and reimbursement of Counterclaimants’ attorney fees incurred related to the matter. Additionally, the counterclaim alleges breach of contract by the Company and requests reimbursement of amounts loaned to the Company by our former CEO and his spouse, along with reimbursement of attorney fees. The Company believes these counterclaims are without merit and is aggressively defending them and believes no unfavorable outcome or material effect on our condensed consolidated financial statements will result.

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

On April 1, 2021, the Company issued 14,726 shares of its common stock and 7,363 warrants to our Chairman of the Board for gross proceeds of $15,000, for $1.019 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $1.426.

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

In May 2021, the Company issued a total of 98,472 shares of its common stock to a noteholder for the conversion of an aggregate of $69,900 of principal and accrued interest under the October 2020 Note, at prices ranging from $0.699 to $0.743 per share.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: September 20, 2021

