Form 10-Q
period 2021-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2021-12-20
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,055,882 common shares as of December 20, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIBERTY STAR URANIUM & METALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2021	January 31, 2021
	(Unaudited)
Assets

Current:
Cash and cash equivalents	$25,144	$6,718
Prepaid expenses	14,740	4,815
Total current assets	39,884	11,533

Property and equipment, net	29,181	33,556
Total assets	$69,065	$45,089

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$495,071	$467,957
Accounts payable to related parties	51,119	51,119
Accrued wages to related parties	811,711	811,711
Advances from related party	328,220	301,077
Notes payable to related parties	310,828	283,271
Convertible promissory note, net of unamortized debt discount of $31,006 and $7,642	134,249	87,969
Derivative liability	323,220	-
Total current liabilities	2,454,418	2,003,104

Long-term:
Long-term accounts payable, net of current portion	-	20,300
Long-term debt - SBA	66,796	33,162
Total long-term liabilities	66,796	53,462

Total liabilities	2,521,214	2,056,566

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Class A Common stock - $.00001 par value; 200,000 and 0 authorized; 102,000 shares issued and outstanding	1	1

Common stock - $.00001 par value; 24,800,000 authorized; 10,785,202 and 9,902,052 shares issued and outstanding, respectively	108	99
Common stock to be issued	-	15,000
Stock subscription receivable	(132,374)	-
Additional paid-in capital	55,537,526	55,503,564
Accumulated deficit	(57,857,410)	(57,530,141)
Total stockholders’ deficit	(2,452,149)	(2,011,477)

Total liabilities and stockholders’ deficit	$69,065	$45,089

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	51,928	48,784	58,489	103,335
Salaries and benefits	26,514	36,871	100,270	108,592
Public relations	11,123	-	15,656	-
Depreciation	1,458	1,531	4,375	4,878
Legal	26,253	49,990	52,704	145,462
Professional services	30,788	17,567	74,870	61,000
General and administrative	24,743	17,424	63,037	51,089
Travel	4,539	6,354	5,179	6,793
Net operating expenses	177,346	178,521	374,580	481,149
Loss from operations	(177,346)	(178,521)	(374,580)	(481,149)

Other income (expense):
Interest expense	(24,933)	(6,941)	(119,306)	(173,643)
Gain (loss) on change in fair value of derivative liability	89,627	-	166,617	(39,631)
Total other income (expense)	64,694	(6,941)	47,311	(213,274)
Net loss	$(112,652)	$(185,462)	(327,269)	$(694,423)

Net loss per share of common stock - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.07)

Weighted average number of shares of common stock outstanding - basic and diluted	10,525,072	10,001,644	10,272,721	9,660,741

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Common
	Class A Common stock		Common stock		stock to be	Stock Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2021	102,000	1	9,902,052	$99	$15,000	$-	$55,503,564	$(57,530,141)	$(2,011,477)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	116,230	1	(15,000)	-	122,099	-	107,100
Shares issued for conversion of notes	-	-	33,881	1	-	-	26,999	-	27,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(293,528)	-	(293,528)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	17,406	-	17,406
Net loss for the three months ended April 30, 2021	-	-	-	-	-	-		(81,624)	(81,624)
Balance, April 30, 2021	102,000	1	10,052,163	101	-	-	55,376,540	(57,611,765)	(2,235,123)
Shares issued for conversion of notes	-	-	98,472	1	-	-	69,899	-	69,900
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	263,956	-	263,956
Net loss for the three months ended July 31, 2021	-	-	-	-	-	-	-	(132,993)	(132,993)
Balance, July 31, 2021	102,000	1	10,150,635	102	-	-	55,710,395	(57,744,758)	(2,034,260)
Issuance of common stock and warrants in private placement	-	-	86,873	1	-	-	49,999	-	50,000
Issuance of common stock for cash pursuant to investment agreement	-	-	490,196	5	-	(132,374)	132,369	-	-
Shares issued for conversion of notes	-	-	57,498	-	-	-	25,000	-	25,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(392,617)	-	(392,617)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	12,380	-	12,380
Net loss for the three months ended October 31, 2021	-	-	-	-	-	-	-	(112,652)	(112,652)
Balance, October 31, 2021	102,000	$1	10,785,202	$108	$-	(132,374)	$55,537,526	$(57,857,410)	$(2,452,149)

					Common
	Class A Common stock		Common stock		stock to be	Stock Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2020	-	$-	9,116,725	$91	$-	$-	$55,074,257	$(56,780,396)	$(1,706,048)
Issuance of common stock and warrants in private placement	-	-	54,000	1	-	-	20,598	-	20,599
Shares issued for conversion of notes	-	-	390,481	4	-	-	106,796	-	106,800
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(189,472)	-	(189,472)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	106,514	-	106,514
Net loss for the three months ended April 30, 2020	-	-	-	-	-	-		(183,741)	(183,741)
Balance, April 30, 2020	-	-	9,561,206	96	-	-	55,118,693	(56,964,137)	(1,845,348)
Class A Shares issued to settle related party advances and notes payable	102,000	1	-	-	-	-	49,061	-	49,062
Shares issued for conversion of notes	-	-	195,581	2	-	-	63,058	-	63,060
Shares issued for services	-	-	142,857	1	-	-	49,999	-	50,000
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	262,589	-	262,589
Net loss for the three months ended July 31, 2020	-	-	-	-	-	-	-	(325,220)	(325,220)
Balance, July 31, 2020	102,000	1	9,899,644	99	-	-	55,543,400	(57,289,357)	(1,745,857)
Net loss for the three months ended October 31, 2020	-	-	-	-	-	-	-	(185,462)	(185,462)
Balance, October 31, 2020	102,000	1	9,899,644	$99	$-	$-	$55,543,400	$(57,474,819)	$(1,931,319)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(327,269)	$(694,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,375	4,878
Amortization of debt discounts	89,370	155,776
Expenses paid by related parties	35,854	-
Gain (loss) on change in fair value of derivative liabilities	(166,617)	39,631
Common shares issued for third party services	-	50,000
Changes in assets and liabilities:
Prepaid expenses	(9,925)	(7,091)
Accounts payable and accrued expenses	6,815	144,959
Accrued interest	26,226	17,681
Cash flows used in operating activities:	(341,171)	(288,589)

Cash flows from financing activities:
Proceeds from notes payable	32,497	62,974
Cash advance from related party	-	52,000
Proceeds from notes payable, related parties	-	120,000
Proceeds from convertible promissory notes	170,000	82,000
Proceeds from the issuance of common stock and warrants	155,000	20,599
Proceeds from exercise of warrants	2,100	-
Net cash provided by financing activities	359,597	337,573

Increase in cash and cash equivalents	18,426	48,984
Cash and cash equivalents, beginning of period	6,718	25,024
Cash and cash equivalents, end of period	$25,144	$74,008

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-
Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$293,742	$369,103
Reclass of APIC to derivative liabilities for tainted warrants	$686,145	$189,472
Debt discounts due to derivative liabilities	$97,434	$140,000
Common stock issued for conversion of debt and interest	$121,900	$169,860
Class A Common Stock issued for conversion of related party advances and notes payable	$-	$49,062
Expenses paid by related party on behalf of the Company	$35,854	$148,698

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2021 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2021 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31,2021 are not necessarily indicative of the results to be expected for the full year.

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

Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at October 31, 2021	$-	-	-	$-
Warrant and convertible note derivative liability at January 31, 2021	$-	-	-	$-

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

NOTE 4 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018, and received no compensation for these services during the three and nine months ended October 31,2021 and 2020.

Advances

From October 2019 through October 31, 2021, our CEO, Brett Gross, made various payments on behalf of the Company totaling  $175,455, and advanced the Company $62,000 in cash, all of which are reflected as advances from related party on the accompanying condensed consolidated balance sheets. The total advances were $328,220 and $301,077 as of October 31, 2021 and January 31, 2021, respectively, bear no interest and have no specified repayment date.

Notes Payable

During the nine months ended October 31, 2021, the notes payable to related parties principal increased $5,000 for a payment by the director to a consultant on behalf of the Company. Total maturities of principal and accrued interest under all notes to two directors as of October 31, 2021 are $297,707 due July 31, 2021. The Company is currently in discussions with the directors to extend the maturity date of these notes.

The Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, which matured and became past due on September 17, 2019, with interest at 10%.

As of October 31, and January 31, 2021, the total balance of all related party notes payable above was $310,828 and $283,271, respectively, which includes accrued interest of $54,915 and $36,070, respectively.

Accrued Wages

As of October 31, and January 31, 2021, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, Chief Geologist, Secretary, Treasurer, and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO.

Accounts Payable

As of October 31, and January 31, 2021, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

As of October 31, and January 31, 2021, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related party on the accompanying condensed consolidated balance sheets.

As of October 31, and January 31, 2021, we had a balance of $16,321 due to the spouse of James Briscoe.

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options outstanding at October 31, 2021 are as follows:

		Weighted average
	Number of	exercise
	options	price per share
Outstanding, January 31, 2021	146,000	$3.019
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding, October 31, 2021	146,000	$3.019

Exercisable, October 31, 2021	146,000	$3.019

These options had a weighted average remaining life of 6.87 years and an aggregate intrinsic value of $0 as of October 31, 2021.

During the nine months ended October 31, 2021 and 2020, we recognized $0 and $0, respectively, of compensation expense related to stock options.

NOTE 6 – Warrants

As of October 31, 2021, there were 1,000,250 purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.34 years and a weighted average exercise price of $1.979 per warrant for one common share. The warrants had an aggregate intrinsic value of $5,220 as of October 31, 2021.

Stock warrants outstanding at October 31, 2021 are as follows:

		Weighted
		average
	Number of warrants	exercise price per share
Outstanding, January 31, 2021	400,166	$2.155
Issued	606,084	1.846
Expired	-	-
Exercised	(6,000)	0.350
Outstanding, October 31, 2021	1,000,250	$1.979

Exercisable, October 31, 2021	1,000,250	$1.979

During the nine months ended October 31, 2021, the Company issued 98,552 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices ranging from $0.805 to $1.646. Additionally, on August 20, 2021, the Company issued 507,532 five-year warrants to purchase up to $1,000,000 of common stock under a Common Stock Purchase Warrant with Triton Funds LP (see Note 9).

As of June 17, 2021, the Company extended all warrants issued by the Company which expired or will expire during the year 2021. These warrants are extended for an additional three years. All other terms of the warrants remain unchanged, including application of the reverse split effective on February 25, 2021.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the nine months ended October 31, 2021, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 75.4% to 187.4% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the nine months ended October 31,2021 of $686,145 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $97,434 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $97,434 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended October 31,2021, was $78,165. The remaining unamortized debt discount related to the derivative liability was $19,269 as of October 31, 2021.

During the nine months ended October 31,2021, the Company recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $293,742 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a gain of $166,617 to reflect the value of the derivative liability for warrants and convertible notes as of October 31, 2021.

During the nine months ended October 31, 2020, the Company recorded a reclassification from derivative liability to equity of $189,472 for warrants becoming untainted and $369,103 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a loss of $39,631 to reflect the value of the derivative liability for warrants and convertible notes as of October 31, 2020.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Nine months ended October 31,
	2021	2020
Beginning balance	$-	$-
Total (gain) loss	(166,617)	39,631
Settlements	(293,742)	(369,103)
Additions recognized as debt discount	97,434	140,000
Additions due to tainted warrants	686,145	189,472
Ending balance	$323,220	$-

Change in unrealized (gain) loss included in earnings relating to derivatives	$(166,617)	$39,631

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	October 31, 2021	January 31, 2021

8% convertible note payable issued October 2020, due September 2021	$-	$95,611
8% convertible note payable issued April 2021, due April 2022	40,596	-
8% convertible note payable issued May 2021, due May 2022	55,010	-
8% convertible note payable issued October 2021, due October 2022	69,649	-
	165,255	95,611
Less debt discount	(31,006)	(7,642)
Less current portion of convertible notes	(134,249)	(87,969)
Long-term convertible notes payable	$-	$-

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2021, the noteholder converted a total of $96,900 of the note for 132,353 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2021.

On April 26, 2021, we received net proceeds of $60,000 from the issuance of a convertible note dated April 23, 2021 (the “April 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on April 23, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2021, the noteholder converted a total of $25,000 of the note for 57,498 shares of the Company’s common stock, leaving a balance of $40,596 as of October 31, 2021.

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

On October 8, 2021, we issued a convertible promissory note in the aggregate principal amount of $69,300 (the “October 2021 Note”). The Note bears interest at 8%, with a 10% Original Issue Discount, matures on October 8, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the nine months ended October 31, 2021 and 2020, the Company recorded debt discounts of $64,823 and $140,000, respectively, due to the derivative liabilities, and original issue debt discounts of $15,300 and $0, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $76,028 and $155,364 for the nine months ended October 31, 2021 and 2020, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 18, 2021 (extended to June 18, 2023).

On February 16, 2021, the Company received loan proceeds of $32,497 under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments beginning July 19, 2022. The company is seeking full forgiveness of this loan..

The balance of these two notes total $66,796, including accrued interest of $1,899, and is included in long-term debt as of October 31, 2021.

In August 2021, the Company received an aggregate of $13,000 of advances under the SBA’s Supplemental Targeted Advance and Targeted EIDL Advance programs. These advances do not require repayment and are included as a reduction in salaries and benefits expense for the three and nine months ended October 31, 2021.

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

In October 2021, the Company issued a total of 57,498 shares of its common stock to a noteholder for the conversion of $25,000 of principal under the October 2020 Note, at a price of $0.435 per share.

In October 2021, the Company issued 60,887 shares of its common stock and 30,444 warrants to a director for gross proceeds of $35,000, for $0.575 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.805.

In October 2021, the Company issued 25,986 shares of its common stock and 12,993 warrants to a director for gross proceeds of $15,000, for $0.577 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.808.

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

All references to common shares and common share data in these unaudited condensed consolidated financial statements and elsewhere in this Form 10-Q as of October 31, 2021, and for the three and nine months ended October 31, 2021, and 2020, reflect the Reverse Stock Split.

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

On October 01, 2021, the registrant amended its articles of incorporation for the purposes of increasing the authorized shares of the registrant from 12,500,000 shares to 25,000,000 shares consisting of 24,800,000 shares of $0.00001 par value Common Stock and 200,000 shares of $0.00001 par value Class A Common Stock.

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

The Registration Statement was declared effective by the Securities and Exchange Commission on September 13, 2021. On September 14, 2021, the Company issued a total of 490,196 shares of its common stock under the Purchase Agreement at an aggregate price of $132,374 received in November 2021, or approximately $0.27 per share (adjusted from original estimate of $0.51 per share due to change in market price at closing).

NOTE 10 – Commitments and contingencies

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of October 31, 2021, or January 31, 2021. The matter is ongoing as of the date of this filing.

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

NOTE 11 – Subsequent events

On November 15, 2021, the Company entered into a convertible promissory note (the “Note”) with Sixth Street Lending LLC. (“Sixth Street”) in the aggregate principal amount of $60,500. The Note bears interest at 8%, with a 10% Original Issue Discount, matures on November 15, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

In November 2021, a noteholder converted a total of $40,520 of principal and interest on the April 2021 Note for a total of 103,692 shares of the Company’s common stock, or approximately $0.39 per share.

In November and December 2021, a noteholder converted a total of $40,000 of principal on the May 2021 Note for a total of 166,988 shares of the Company’s common stock, or approximately $0.24 per share.

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

On May 21, 2021, the company announced the public release of its latest technical report. The Technical Report on the Red Rock Canyon Gold Property Cochise County, Arizona (“RRC Technical Report” “The Report”). The Report was prepared by Broadlands Mineral Advisory Services Ltd., owned and operated by Liberty Star’s independent director Bernard J. Guarnera, P.ENG., QP, CMA. Mr. Guarnera authored The Report. His findings include that the Red Rock Canyon tract contains “gold at grades that are now considered economic” (p.1). Further, the compilation of previous drilling results, by others as noted in The Report, (p.30) indicates that 12 of 17 intercepts reported gold at grades above what is considered current cut off grades, 0.022 oz per ton (0.68 gpt). These historical intercepts range from five (5) to forty-five (45) feet in vertical extent and reveal multiple mineralized zones. Grades in the larger intercepts are reported up to 0.182 ounces per ton (5.66 gpt). Additionally, Liberty Star collected fifteen (15) more rock samples on a recent field visit near and at the locations of past drilling. The new field assays to confirm similar grades in the corresponding outcrops. These assay results have been posted to the Liberty Star website.

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

On August 20, 2021, the company executed a financing agreement for the purpose of drilling for the Red Rock Canyon Gold Project, in Cochise County, Arizona. The agreement allows for a $1,000,000 common stock purchase agreement (the “Purchase Agreement”) and a $1,000,000 warrant agreement (the “Warrant Agreement,” together “the Agreements”) with Triton Funds LP (“Triton”) of San Diego, California under an S1 registration now effective. Drilling mobilization will begin immediately upon completing prerequisite State of Arizona archeological and vegetation surveys and obtaining approval by the Arizona State Land Department, which the Company expects to be completed by early 2022. A diamond core drill rig is expected to be active shortly after approval.

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

Results of Operations

Material Changes in Financial Condition for the Nine-Month Period Ended October 31, 2021

We had cash and cash equivalents in the amount of $25,144 as of October 31, 2021, compared to $6,718 as of January 31, 2021. We had negative working capital of $2,110,583 as of October 31, 2021, compared to $1,991,571 as of January 31, 2021. We used $341,171 of net cash in operating activities during the nine months ended October 31,2021 which was utilized primarily for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We purchased no new equipment during the nine months ended October 31,2021. We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three- and Nine-Month Periods Ended October 31, 2021 and 2020

We had a net loss of $188,938 and $403,555 for the three and nine months ended October 31, 2021, compared to a net loss of $185,462 and $694,423 for the three and nine months ended October 31,2020, respectively.

During the three and nine months ended October 31,2021, we had an increase of $3,144 and a decrease of $44,846 in geological and geophysical expense compared to the three and nine months ended October 31,2020, due primarily to a decrease in land rental fees for mineral claims for the nine month period. During the three and nine months ended October 31,2021, we had a decrease of $10,357 and $8,322, respectively, in salaries and benefit expense compared to the three and nine months ended October 31,2020, due primarily to the $13,000 of SBA grant proceeds received in August 2021. During the three and nine months ended October 31,2021, we had a decrease of $23,737 and $92,758, respectively, in legal expense compared to the three and nine months ended October 31,2020, due primarily to a decrease in the use of outside legal services for operations, finance and litigation matters. We had an increase in professional services of $13,221 and $13,870, respectively, during the three and nine months ended October 31, 2021, as compared to the three and nine months ended October 31,2020 which was due primarily to an increase in the cost of audit, accounting and related services. We had an increase in general and administrative expenses of $7,319 and $11,948, respectively, during the three and nine months ended October 31, 2021, as compared to the three and nine months ended October 31,2020 which was due to a slight increase in occupancy and technology expense. We had a decrease in interest expense of $4,651 and in increase in interest expense of $72,329, respectively, during the three and nine months ended October 31,2020, as compared to the three and nine months ended October 31,2020, due primarily to a decrease in convertible notes payable. We had a gain of $76,990 and a loss of $39,631 on change in fair value of derivative liability for the nine months ended October 31, 2021 and 2020, respectively, due primarily to the changes in derivative liability activity during the periods.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $25,144 as of October 31, 2021. We had negative working capital of $2,110,583 as of October 31, 2021. We used cash in operating activities of $341,171 for the nine months ended October 31, 2021. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2021, the noteholder converted a total of $96,900 of the note for 132,353 shares of the Company’s common stock, leaving a balance of $0 as of October 31, 2021.

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

On October 8, 2021, we issued a convertible promissory note in the aggregate principal amount of $69,300 (the “October 2021 Note”). The Note bears interest at 8%, with a 10% Original Issue Discount, matures on October 8, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On November 15, 2021, the Company entered into a convertible promissory note (the “Note”) with Sixth Street Lending LLC. (“Sixth Street”) in the aggregate principal amount of $60,500. The Note bears interest at 8%, with a 10% Original Issue Discount, matures on November 15, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

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

In October 2021, the Company issued a total of 57,498 shares of its common stock to a noteholder for the conversion of $25,000 of principal under the October 2020 Note, at a price of $0.435 per share.

In October 2021, the Company issued 60,887 shares of its common stock and 30,444 warrants to a director for gross proceeds of $35,000, for $0.575 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.805.

In October 2021, the Company issued 25,986 shares of its common stock and 12,993 warrants to a director for gross proceeds of $15,000, for $0.577 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.808.

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

On February 16, 2021, the Company received loan proceeds of $32,497 under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments beginning July 19, 2022. The company is seeking full forgiveness of this loan..

In August 2021, the Company received an aggregate of $13,000 of advances under the SBA’s Supplemental Targeted Advance and Targeted EIDL Advance programs. These advances do not require repayment.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations and negative working capital, and we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our unaudited condensed consolidated financial statements as of October 31, 2021. Our total stockholders’ deficit at October 31, 2021 was approximately $2.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2021, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended October 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of October 31, 2021 or January 31, 2021. The matter is ongoing as of the date of this filing.

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

In October 2021, the Company issued a total of 57,498 shares of its common stock to a noteholder for the conversion of $25,000 of principal under the October 2020 Note, at a price of $0.435 per share.

In October 2021, the Company issued 60,887 shares of its common stock and 30,444 warrants to a director for gross proceeds of $35,000, for $0.575 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.805.

In October 2021, the Company issued 25,986 shares of its common stock and 12,993 warrants to a director for gross proceeds of $15,000, for $0.577 per unit. The warrants have a three-year term and are exercisable at any time at an exercise price of $0.808.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
10.4	Convertible Promissory Note issued to Geneva Roth Remark Holdings Inc. dated October 8, 2021 (incorporated by reference to Exhibit 3.25 to our current report on Form 8-K, filed with the SEC on October 14, 2021).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: December 20, 2021

