Form 10-K
period 2022-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2022-05-17
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,712,191 as of July 31, 2021.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,603,056 shares of Common Stock issued and outstanding as of May 17, 2022.

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

Tombstone Super Project (“Tombstone”): Tombstone is located in Cochise County, Arizona and covers the Tombstone caldera and its environs. Within the Tombstone caldera is the Hay Mountain target and Red Rock Canyon target. We are concentrating our work at Red Rock Canyon at this time. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements (REE’s). We have not identified any ore reserves to date, although we have identified areas which are material of economic interest.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit “material of economic interest” will constitute a commercially viable mineral deposit, known as an “ore reserve.”

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

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. As listed on the Bureau of Land Management (BLM) web site, new claims located on or after September 1, 2019 cost $255 each which includes processing, location, and maintenance fees. The annual rentals are $165 per claim after the first year. The rentals due by September 1, 2022 for the period from September 1, 2022 through September 1, 2023 of $15,345 have not been paid yet, however, we plan to pay these fees prior to the due date. All rentals during the year ended January 31, 2022 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 15,793.24 acres at our Tombstone project. We plan to pay filing and rental fees for our AZ MEPs before their respective due dates in the amount of $29,354.65. All fees and expenditures due during the year ended January 31, 2022 have been paid.

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

Because of the nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution or hazards, which we cannot insure or which we may elect not to insure. There is substantial risk that our business will fail.

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

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration may be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability, our properties may not contain any reserves. As such, any funds spent on exploration may be lost, which would most likely result in a loss of your investment.

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

We had cash and cash equivalents in the amount of $102,741 and negative working capital of $1,406,339 as of January 31, 2022. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

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

Our independent registered public accounting firm, Turner Stone and Company LLP, stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2022 that since we have suffered recurring losses from operations, require additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 12,300,000 shares of common stock, $0.00001 par value per share. As of January 31, 2022, there were 13,458,752 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

The sale of our stock under the convertible notes and the common share purchase warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity for companies that are quoted on the OTCQB market has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will grow our business. Such an event could place further downward pressure on the price of our common stock. Regardless of our activities, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more, which may cause other stockholders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common shares will likely decline.

Trading in our common stock on the OTCQB is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.

Our common stock is currently quoted for public trading on the OTCQB. The trading price of our common stock has been subject to fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2022.

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

LIBERTY STAR

TOMBSTONE-AZ

Federal Unpatented Claims

Claim Names

HM 87-143

TS 168-176

Marco1A-Marco5E

Davis1A-DavisC

Claim Acreage

57 HM Claims- 1095.18 acres

21 Marco Claims- 320 acres

6 Davis Claims- 80 acres

9 TS Claims- 99.5 acres

State Exploration Permits

MEP #	Acres	Renewal & Rental Due Date
08-122642	738.4	11/24/2022
08-122641	375.64	11/24/2022
08-122640	732.84	11/24/2022
08-119716	480	1/18/2023
08-119717	520	1/18/2023
08-119752	40	7/11/2022
08-120017	160	6/15/2022
08-120018	80	6/15/2022
08-120172	440	10/4/2022
08-120173	640	10/4/2022
08-120174	440	10/4/2022
08-120175	480	10/4/2022
08-120176	480	10/4/2022
08-120177	582.83	10/4/2022
08-120178	240	10/4/2022
08-120179	370.24	10/4/2022
08-121131	520	11/18/2022
08-121132	368.76	11/18/2022
08-121133	139.9	11/18/2022
08-121134	280	11/18/2022
08-121135	639.56	11/18/2022
08-121136	600	11/18/2022
08-121137	440	11/18/2022
08-121138	358.85	11/18/2022
08-121139	571.25	11/18/2022
08-121140	439.5	11/18/2022
08-121141	280	11/18/2022
08-121142	640	11/18/2022
08-121143	640	11/18/2022
08-121654	80	9/22/2022
08-121767	639.71	11/21/2022
08-121768	449.44	11/21/2022
08-121769	640	11/21/2022
08-121770	626.32	11/21/2022
08-121771	640	11/21/2022

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

SK 1300 Regulation

Liberty Star has performed many hours of field work mapping and sampling on our Red Rock Canyon Gold Project and although we do not have drilling core to prove results, we have through analysis of Geochem sampling, evidence of an anomaly of “material of economic interest”. Please see exhibit with our RRC Technical report prepared by a qualified person for more details and analysis.

ITEM 3. LEGAL PROCEEDINGS

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of January 31, 2022 and 2021.

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

On April 22, 2022, the Company reached terms of settlement of the litigation (see Note 14).

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under Item 104 of Regulation S-K, promulgated under the Exchange Act, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our mine(s) that may be developed in the future would be subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. We do not own any mines in (or outside of) the United States and as a result, this information is not required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB of the OTC Markets under the symbol, “LBSR.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 31, 2022	$0.390	$0.353
October 31, 2021	$0.590	$0.555
July 31, 2021	$1.010	$0.910
April 30, 2021	$1.040	$0.710
January 31, 2021	$1.600	$1.450
October 31, 2020	$0.500	$0.450
July 31, 2020	$0.600	$0.550
April 30, 2020	$0.350	$0.300
January 31, 2020	$0.550	$0.450

Our transfer agent, The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of May 17, 2022, we had 13,603,056 shares of our common stock issued and outstanding, with 144 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing sale price for our common stock on May 16, 2022, as reported on the OTCQB was $0.342

All references to common shares and common share data in the accompanying consolidated financial statements and elsewhere in this Form 10-K as of January 31, 2022 and 2021, and for the years then ended, reflect the 1-for-500 Reverse Stock Split.

Recent Sales of Unregistered Securities

Common Stock Issued During the Year Ended January 31, 2022

During the year ended January 31, 2022, the Company issued a total of 535,568 shares of our common stock for conversions of $217,540 of convertible notes payable and accrued interest at exercise prices ranging from of $0.202 to $0.797.

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

Effective January 5, 2022, the Company entered into Debt Conversion Agreements with Brett Gross, President & CEO, and Peter O’Heeron, Chairman of the Board, pursuant to which each of them agreed to convert their outstanding shareholder advances and loans to the Company into Company securities consisting of shares of common stock and warrants. Mr. Gross converted shareholder advances and loans to the Company totaling $375,357 and Mr. O’Heeron converted shareholder advances and loans totaling $250,830. Upon conversion, the Company debts represented by such shareholder advances and loans were deemed to be satisfied and paid in full.

The debt conversions described above were completed pursuant to, and in accordance with the terms of Company’s current private placement offering. Accordingly, the Company issued units consisting of one share of common stock and ½ warrant to complete the conversion. The shares were issued at a price of $0.269 per share, which is the Volume Weighted Average Price (“VWAP”) for the 4 days immediately preceding the effective date of the conversion. The warrants are exercisable for up to three years at a price of $0.377 per share, which is 140% higher than the price at which the shares were issued. A total of 1,395,379 shares and 697,690 warrants were issued to Mr. Gross and a total of 932,454 shares and 466,227 warrants issued to Mr. O’Heeron. The shares and warrants issued to Mr. Gross and Mr. O’Heeron are restricted securities as defined in Rule 144.

Common Stock Issued During the Year Ended January 31, 2021

During the year ended January 31, 2021, the Company issued a total of 586,062 shares of our common stock for conversions of $169,860 of convertible notes payable and accrued interest at exercise prices ranging from of $0.225 to $0.420.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $102,741 and negative working capital of $as of January 31, 2022. We had cash inflows from financing activities of $590,971 for the fiscal year ended January 31, 2022. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2022, the noteholder converted a total of $96,900 of the note for 132,353 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2022.

On April 26, 2021, we received net proceeds of $60,000 from the issuance of a convertible note dated April 23, 2021 (the “April 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on April 23, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2022, the noteholder converted a total of $65,520 of the note for 161,190 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2022.

On May 11, 2021, we issued a convertible note in the aggregate principal amount of $53,000 (the “May 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on May 11, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2022, the noteholder converted a total of $55,120 of the note for 242,025 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2022.

On October 8, 2021, we issued a convertible promissory note in the aggregate principal amount of $69,300 (the “October 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, with a 10% Original Issue Discount, matures on October 8, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On November 15, 2021, the Company entered into a convertible promissory note with Sixth Street Lending LLC. (“Sixth Street”) in the aggregate principal amount of $60,500 (the “November 2021 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,500, matures on November 15, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On December 21, 2021, the Company entered into a convertible promissory note with Sixth Street in the aggregate principal amount of $55,000 (the “December 2021 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on December 21, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

Notes Payable - SBA

On May 5, 2020, the Company received loan proceeds of $30,387 under the SBA’s Paycheck Protection Program (“PPP”). The PPP loan, dated May 5, 2020, bears interest at 1% and is due in 18 monthly installments of $1,710 beginning December 1, 2020. On May 5, 2020, the Company also received grant proceeds of $3,000 under the EIDL program which is reflected as a credit to salaries and benefits expense for the year ended January 31, 2021. In November 2020, the Company was approved for forgiveness in full for the entire amount including principal and interest under the PPP loan. The grant proceeds of $3,000 was factored in the amount forgiven thus $3,000 remained payable to our bank until the Company repaid it in February 2021.

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 16, 2021 (extended to June 18, 2023).

On February 16, 2021, the Company received loan proceeds of $32,497 under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments beginning December 16, 2021 (extended to June 16, 2022). This loan was forgiven in full in March 2022.

The balance of these two notes total $67,184, including accrued interest of $2,387, and is included in long-term debt as of January 31, 2022.

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2022 and 2021, we entered into certain private investment agreements pursuant to which we received a total of $287,374 and $35,599 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2022

We had a net loss of $438,681 for the fiscal year ended January 31, 2022 compared to net loss of $749,745 for the fiscal year ended January 31, 2021 . Net loss decreased by $311,064 due primarily to a decrease in legal expenses of $99,632 due primarily to the decreased use of legal services related to legal matters, a decrease of $34,703 in geological and geophysical costs related to a decrease in land rental fees for mineral claims, a decrease in interest expense of $38,437 related to the change in debt balances between years, and the $226,278 gain on change in fair value of derivative liability. This decrease is offset partially by an increase in professional services expense of $23,930 due to an increase in the use of outside consultants, and the gain on forgiveness of the SBA loan of $30,578 during the year ended January 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2022 reflect financial information for the fiscal years ended January 31, 2022 and 2021.

Since we have not generated any revenue, we have included a reference to our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2022 and 2021. Our accumulated deficit on January 31, 2022, was approximately $58 million and the net loss from operations for the fiscal year ended January 31, 2022 was $517,760. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2022. Our total stockholders’ deficit at January 31, 2022 was $1,445,801.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Liberty Star Uranium & Metals Corp. and its subsidiaries (the “Company”) as of January 31, 2022, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2022, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the audit of the financial statements that was communicated or required to be communicated to the board of directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As disclosed in Notes 6 and 7 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgements around the valuation for these embedded derivatives. These embedded derivatives were measured at fair value.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using an option pricing model to measure the fair value of the bifurcated derivatives. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s option pricing model.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and valuation of the bifurcated derivatives.
-	We evaluated management’s assessment and the conclusions reached, and the qualifications of the Company’s specialist, to ensure these instruments were recorded in accordance with the relevant accounting guidance.
-	We evaluated the fair value of the bifurcated derivatives that included testing the valuation model and assumptions utilized by management and underlying data used in the model.

/s/ Turner Stone & Company, LLP
We have served as the Company’s auditor since 2022.
Dallas, Texas
May 17, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Liberty Star Uranium & Metals Corp. and its subsidiaries (collectively, the “Company”) as of January 31, 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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
Houston, Texas
May 3, 2021

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED BALANCE SHEETS

	January 31, 2022	January 31, 2021

Assets

Current:
Cash and cash equivalents	$102,741	$6,718
Prepaid expenses	13,066	4,815
Total current assets	115,807	11,533

Property and equipment, net	27,722	33,556
Total assets	$143,529	$45,089

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$481,080	$467,957
Accounts payable to related parties	51,119	51,119
Accrued wages to related parties	811,711	811,711
Advances from related party	-	301,077
Notes payable to related parties	13,121	283,271
Convertible promissory note, net of debt discount of $20,178 and $7,642	184,384	87,969
Total current liabilities	1,541,415	2,003,104

Long-term:
Long-term accounts payable, net of current portion	-	20,300
Long-term debt - SBA	67,184	33,162
Total long-term liabilities	67,184	53,462

Total liabilities	1,608,599	2,056,566

Commitments and Contingencies (Note 13)

Stockholders’ deficit
Class A Common stock - $.00001 par value; 200,000 authorized; 102,000 shares issued and outstanding, respectively	1	1
Common stock - $.00001 par value; 24,800,000 and 12,300,000 authorized; 13,458,752 and 9,902,052 shares issued and outstanding, respectively	135	99
Common stock to be issued	-	15,000
Additional paid-in capital	56,503,616	55,503,564
Accumulated deficit	(57,968,822)	(57,530,141)
Total stockholders’ deficit	(1,465,070)	(2,011,477)

Total liabilities and stockholders’ deficit	$143,529	$45,089

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31,
	2022	2021
Revenues	$-	$-
Expenses:
Geological and geophysical costs	84,252	118,955
Salaries and benefits	147,249	144,513
Public Relations	18,904	-
Depreciation	5,834	6,336
Legal	68,168	167,800
Professional services	99,349	75,419
General and administrative	84,698	72,930
Travel	9,306	8,939
Net operating expenses	517,760	594,892
Loss from operations	(517,760)	(594,892)

Other income (expense):
Interest expense	(147,199)	(185,636)
Gain on forgiveness of SBA loan	-	30,578
Gain on change in fair value of derivative liability	226,278	205
Total other income (expense)	79,079	(154,853)
Net loss	(438,681)	$(749,745)

Net loss per share of common stock - basic and diluted	$(0.04)	$(0.08)

Weighted average number of shares of common stock outstanding - basic and diluted	10,647,908	9,746,433

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended January 31, 2022 and 2021

					Common
	Class A Common stock		Common stock		stock to be	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance, January 31, 2020	-	-	9,116,725	$91	$-	$55,074,257	$(56,780,396)	$(1,706,048)
Issuance of common stock and warrants in private placement	-	-	54,000	1	15,000	20,598	-	35,599
Class A Shares issued to settle related party advances and notes payable	102,000	1	-	-	-	49,061	-	49,062
Shares issued for conversion of notes	-	-	586,062	6	-	169,854	-	169,860
Shares issued for services	-	-	142,857	1	-	49,999	-	50,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(189,472)	-	(189,472)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	329,267	-	329,267
Share issued for rounding from reverse stock split	-	-	2,408	-	-	-	-	-
Net loss for the year ended January 31, 2021	-	-	-	-	-	-	(749,745)	(749,745)
Balance, January 31, 2021	102,000	$1	9,902,052	$99	$15,000	$55,503,564	$(57,530,141)	$(2,011,477)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	203,103	2	(15,000)	172,098	-	157,100
Issuance of common shares for cash pursuant to investment agreement	-	-	490,196	5	-	132,369	-	132,374
Shares issued for conversion of notes	-	-	535,568	5	-	217,525	-	217,540
Shares issued for services	-	-	2,327,833	24	-	626,163	-	626,187
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(734,070)	-	(734,070)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	585,957	-	585,957
Net loss for the year ended January 31, 2022	-	-	-	-	-	-	(438,681)	(438,681)
Balance, January 31, 2022	102,000	$1	13,458,752	$135	$-	$56,503,616	$(57,968,822)	$(1,465,070)

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31
	2022	2021

Cash flows from operating activities:
Net loss	$(438,681)	$(749,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,834	6,336
Amortization of debt discounts	97,429	159,222
Expenses paid by related parties	54,960	-
(Gain) on change in fair value of derivative liabilities	(226,278)	(205)
(Gain) on forgiveness of SBA loan	-	(30,578)
Common shares issued for third party services	-	50,000
Changes in assets and liabilities:
Prepaid expenses	(8,251)	3,496
Accounts payable and accrued expenses	(7,177)	154,484
Accrued interest	10,716	26,111
Cash flows used in operating activities:	(511,448)	(380,879)

Cash flows from financing activities:
Proceeds from notes payable	32,497	62,974
Cash advance from related party	-	62,000
Proceeds from notes payable, related parties	-	120,000
Proceeds from convertible promissory notes	285,500	82,000
Proceeds from the issuance of common stock and warrants	287,374	35,599
Proceeds from exercise of warrants	2,100	-
Net cash provided by financing activities	607,471	362,573

Increase (decrease) in cash and cash equivalents	96,023	(18,306)
Cash and cash equivalents, beginning of period	6,718	25,024
Cash and cash equivalents, end of period	$102,741	$6,718

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-
Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$585,957	$329,267
Reclass of APIC to derivative liabilities for tainted warrants	$734,070	$189,472
Debt discounts due to derivative liabilities	$78,165	$140,000
Common stock issued for conversion of debt and interest	$217,540	$169,860
Class A Common Stock issued for conversion of related party advances and notes payable	$-	$49,062
Expenses paid by related party on behalf of the Company	$54,960	$161,977

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

All references to common shares and common share data in these consolidated financial statements and elsewhere in this Form 10-K as of January 31, 2022 and 2021, and for the years then ended, retroactively reflect the Reverse Stock Split.

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2022 and 2021, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the Accounting Standards Codification (“ASC”) Topic 410-30 “Asset Retirement and Environmental Obligations”. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2022 or 2021.

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

Income taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. With few exceptions, we are no longer subject to U.S. federal, state and local examinations by tax authorities for the tax year ended January 31, 2018 and prior.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the years ended January 31, 2022 and 2021, the following number of potentially dilutive shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Year Ended January 31,
	2022	2021

Stock options outstanding	145,250	146,000
Warrants	2,164,217	400,166
Shares to be issued upon conversion of notes payable	532,957	113,034

Total	2,842,424	659,200

Newly Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through January 31, 2022.

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

NOTE 4 – Mineral claims

At January 31, 2022, we held a 100% interest in 93 standard federal lode mining claims located in the Tombstone region of Arizona.

At January 31, 2022, we held 35 Arizona State Land Department Mineral Exploration Permits covering 15,793.24 acres in the Tombstone region of Arizona.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2022.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2022	January 31, 2021
Geology Equipment (3 to 7 years)	$315,052	$315,052
Vehicles and transportation equipment (5 years)	48,592	48,592
Office furniture and equipment (3 to 7 years)	71,584	71,584
	435,228	435,228
Less: accumulated depreciation	(407,506)	(401,672)
	$27,722	$33,556

Depreciation expense was $5,834 and $6,336 for the years ended January 31, 2022 and 2021, respectively.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2022	January 31, 2021

8% convertible note payable issued October 2020, due September 2021	$-	$95,611
8% convertible note payable issued October 2021, due October 2022	71,047	-
8% convertible note payable issued November 2021, due November 2022	70,021	-
8% convertible note payable issued December 2021, due December 2022	63,494	-

	204,562	95,611
Less debt discount	(20,178)	(7,642)
Less current portion of convertible notes	(184,384)	(87,969)
Long-term convertible notes payable	$-	$-

On October 28, 2020, we received net proceeds of $82,000 from the issuance of a convertible note dated October 20, 2020 (the “October 2020 Note”). The note bears interest at 8%, includes OID of $8,500 and legal and due diligence fees of $3,000, matures on September 1, 2021, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2022, the noteholder converted a total of $96,900 of the note for 132,353 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2022.

On April 26, 2021, we received net proceeds of $60,000 from the issuance of a convertible note dated April 23, 2021 (the “April 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on April 23, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2022, the noteholder converted a total of $65,520 of the note for 161,190 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2022.

On May 11, 2021, we issued a convertible note in the aggregate principal amount of $53,000 (the “May 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, matures on May 11, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2022, the noteholder converted a total of $55,120 of the note for 242,025 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2022.

On October 8, 2021, we issued a convertible promissory note in the aggregate principal amount of $69,300 (the “October 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, with a 10% Original Issue Discount ($6,000), matures on October 8, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On November 15, 2021, the Company entered into a convertible promissory note with Sixth Street Lending LLC. (“Sixth Street”) in the aggregate principal amount of $60,500 (the “November 2021 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,500, matures on November 15, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On December 21, 2021, the Company entered into a convertible promissory note with Sixth Street in the aggregate principal amount of $55,000 (the “December 2021 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on December 21, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the years ended January 31, 2022 and 2021, the Company recorded debt discounts of $97,434 and $140,000 respectively, due to the derivative liabilities, and original issue debt discounts of $31,800 and $11,500, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $97,429 and $159,222 for the years ended January 31, 2022 and 2021, respectively.

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

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 16, 2021 (extended to June 18, 2023). This loan was forgiven in full in March 2022.

On February 16, 2021, the Company received loan proceeds of $32,497 under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments beginning December 16, 2021 (extended to June 16, 2022). This loan was forgiven in full in March 2022.

The balance of these two notes total $67,184, including accrued interest of $2,387, and is included in long-term debt as of January 31, 2022.

In August 2021, the Company received an aggregate of $13,000 of advances under the SBA’s Supplemental Targeted Advance and Targeted EIDL Advance programs. These advances do not require repayment and are included as a reduction in salaries and benefits expense for the year ended January 31, 2022.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the years ended January 31, 2022 and 2021, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC 815, “Derivatives and Hedging”. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 121.5% to 257.8% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2022 of $734,070 for newly granted and existing warrants that were tainted and a derivative liability of $78,165 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $78,165 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the year ended January 31, 2022 was $78,165. The remaining unamortized debt discount related to the derivative liability was $0 as the notes were fully converted by January 31, 2022.

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

During the year ended January 31, 2022, the Company recorded a reclassification from derivative liability to equity of $734,070 for warrants becoming untainted and $585,957 due to the conversions of a portion of the Company’s convertible notes.

During the year ended January 31, 2021, the Company recorded a reclassification from derivative liability to equity of $189,518 for warrants becoming untainted and $139,749 due to conversions of the Company’s convertible notes.

The Company also recorded the change in the fair value of the derivative liability as a gain of $226,278 and $205, respectively, to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2022 and 2021, respectively. The Company did not have a derivative liability as of January 31, 2022 and 2021 since none of the outstanding notes remained convertible at the end of the periods and consequently the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2022	2021
Beginning balance	$-	$-
Total gains	(226,278)	(205)
Settlements	(585,957)	(329,267)
Additions recognized as debt discount	78,165	140,000
Additions due to tainted warrants	734,070	189,472
Ending balance	$-	$-

Change in unrealized gains included in earnings relating to derivatives as of January 31, 2022 and 2021	$(226,278)	$(205)

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

Common Stock

Our undesignated common shares are all of the same class and are voting shares. Upon liquidation or wind-up, stockholders are entitled to participate equitably with respect to any distribution of net assets that may be declared.

As of January 31, 2022, the Company had 3,311,157 shares of its common stock reserved for issuance under its convertible notes payable.

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

All references to common shares and common share data in these consolidated financial statements and elsewhere in this Form 10-K as of January 31, 2022 and 2021, and for the years then ended, reflect the Reverse Stock Split.

Common Stock Issued During the Year Ended January 31, 2022

During the year ended January 31, 2022, the Company issued a total of 535,568 shares of our common stock for conversions of $217,540 of convertible notes payable and accrued interest at exercise prices ranging from of $0.202 to $0.797.

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

In order to obtain stockholder approval for the Amendment, we could have convened a special meeting of the stockholders for the specific purpose of voting on such matter. However, NRS 78.320(2) provides that any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if, before or after the action, a written consent thereto is signed by stockholders holding at least a majority of the voting power. In order to eliminate the costs and management time involved in holding a meeting and obtaining proxies and in order to effect the Amendment as early as possible in order to accomplish the purposes of the Amendment, the Board elected to utilize the written consent option of the holders of a majority of the outstanding shares of our common stock, as provided by Nevada law.

The Company has two classes of stock authorized, Class A Stock and Common Stock. As of the Record Date, the Company had 13,458,752 shares of its Common Stock issued and outstanding and 102,000 shares of Class A common stock issued and outstanding. Each share of Common Stock is entitled to 1 vote and each share of Class A Stock is entitled to 200 votes. On the Record Date, the holders of all the issued and outstanding shares of our Class A Stock stockholders, representing approximately 66.77% of the stockholder voting power, approved the Amendment. No further vote of our stockholders is required for the Company to effect the Amendment.

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

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 191,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 5,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 1,925 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010 Stock Option Plan at January 31, 2022 and 2021 are 52,167 and 51,417, respectively. Options remaining available for grant under the 2007 Stock Option Plan at January 31, 2022 and 2021 are 425 and 425, respectively. Options remaining available for grant under the 2004 Stock Option Plan at January 31, 2022 and 2021 are 83 and 83, respectively.

No stock options were granted during the years ended January 31, 2022 and 2021.

The following tables summarize the Company’s stock option activity during the years ended January 31, 2022 and 2021:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2020	177,000	$5.818	7.20	$-

Granted	-	-
Cancelled and/or forfeited	(31,000)	19.000
Exercised	-	-
Outstanding, January 31, 2021	146,000	$3.019	7.61	$-

Granted	-	-
Cancelled and/or forfeited	(750)	13.500
Exercised	-	-
Outstanding, January 31, 2022	145,250	$2.965	6.65	$-

Exercisable, January 31, 2022	145,250	$2.965	6.65	$-

The aggregate intrinsic value is calculated based on the stock price of $0.385 and $1.473 per share as of January 31, 2022 and 2021, respectively.

During the years ended January 31, 2022 and 2021, we recognized $0 and $0 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

At January 31, 2022, there was $0 of unrecognized share-based compensation for all share-based awards outstanding.

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving our former CEO, James Briscoe (see Note 14). As part of the terms of settlement, the Company will reinstate Mr. Briscoe’s stock options that expired following his resignation from the Board. This reinstatement will be on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which will be expanded to 30 years. A total of 118,760 stock options were reinstated for Mr. Briscoe, which is comprised of 105,000 options with an exercise price of $19.00 and 13,760 options with an exercise price of $1.50,

NOTE 10 – Warrants

As of January 31, 2022, there were 2,164,217 warrants outstanding and exercisable. The warrants have a three-year term, a weighted average remaining life of 3.11 years and a weighted average exercise price of $1.117 per warrant for one common share. Warrants outstanding at January 31, 2022 and 2021 are as follows:

	Number of warrants	Weighted average exercise price per share

Outstanding, January 31, 2020	373,166	2.273
Issued	27,000	0.522
Expired	-	-
Exercised	-	-
Outstanding, January 31, 2021	400,166	2.155
Issued	1,770,051	0.522
Expired	-	-
Exercised	(6,000)	2.100
Outstanding, January 31, 2022	2,164,217	1.117

Exercisable, January 31, 2022	1,656,685	0.856

The weighted average intrinsic value for warrants outstanding was $10,012 and $136,217 as of January 31, 2022 and 2021, respectively.

During the year ended January 31, 2022, the Company issued 98,552 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices ranging from $0.805 to $1.646. Additionally, on August 20, 2021, the Company issued 507,532 five-year warrants to purchase up to $1,000,000 of common stock under a Common Stock Purchase Warrant with Triton Funds LP (see Note 8).

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

Effective June 17, 2021, the Company extended all warrants issued by the Company which expired or will expire during the year 2021. These warrants are extended for an additional three years. All other terms of the warrants remain unchanged, including application of the reverse split effective on February 25, 2021.

NOTE 11 – Income taxes

As of January 31, our deferred tax asset is as follows:

	January 31, 2022	January 31, 2021
Deferred Tax Assets	$6,872,000	$6,783,000
Less Valuation Allowance	(6,872,000)	(6,783,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase of $89,000 and $142,000 during the years ended January 31, 2022 and 2021, respectively, primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2022, our estimated net operating loss carry-forward is approximately $32 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 through 2022 net operating losses under the Tax Cuts and Jobs Act.

Deferred tax assets were calculated using the Company’s effective tax rate, which it estimated to be 21%. The effective rate is reduced to 0% for 2022 and 2021 due to the full valuation allowance on its net deferred tax assets.

We have identified our federal and Arizona state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are the tax years ended January 31, 2019 through January 31, 2021. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

NOTE 12 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the years ended January 31, 2022 and 2021.

Advances and Notes Payable

From October 2019 through October 31, 2021, our CEO, Brett Gross, made various payments on behalf of the Company totaling $266,220, and advanced the Company $62,000 in cash, all of which are reflected as advances from related party on the accompanying consolidated balance sheets. The advances bear no interest and have no specified repayment date. On June 30, 2020, the Company issued 51,000 shares of its Class A Common Stock to our CEO for repayment of $24,531 of advances ($0.481 per share).

The total remaining advances of $328,220 were converted into shares of the Company’s common stock and warrants on January 5, 2022 (see below), leaving a balance of $0 and $301,077 as of January 31, 2022 and 2021, respectively,

During the year ended January 31, 2021, the Company received aggregate proceeds of $120,000 from a director under a promissory note extended with interest at 10%. Total maturities of principal and accrued interest under all notes to two directors are $270,898 due October 31, 2020 (extended to July 31, 2021). On June 30, 2020, the Company issued 51,000 shares of its Class A Common Stock to the director for repayment of $24,531 of their promissory note ($0.481 per share). The remaining balance was converted in full leaving a balance of zero as of January 31, 2022 (see below).

Effective January 5, 2022, the Company entered into Debt Conversion Agreements with Brett Gross, President & CEO, and Peter O’Heeron, Chairman of the Board, pursuant to which each of them agreed to convert their outstanding shareholder advances and loans to the Company into Company securities consisting of shares of common stock and warrants. Mr. Gross converted shareholder advances and loans to the Company totaling $375,357 and Mr. O’Heeron converted shareholder advances and loans totaling $250,830. Upon conversion, the Company debts represented by such shareholder advances and loans were deemed to be satisfied and paid in full.

The debt conversions described above were completed pursuant to, and in accordance with the terms of Company’s current private placement offering. Accordingly, the Company issued units consisting of one share of common stock and ½ warrant to complete the conversion. The shares were issued at a price of $0.269 per share, which is the Volume Weighted Average Price (“VWAP”) for the 4 days immediately preceding the effective date of the conversion. The warrants are exercisable for up to three years at a price of $0.377 per share, which is 140% higher than the price at which the shares were issued. A total of 1,395,379 shares and 697,690 warrants were issued to Mr. Gross and a total of 932,454 shares and 466,227 warrants issued to Mr. O’Heeron. The shares and warrants issued to Mr. Gross and Mr. O’Heeron are restricted securities as defined in Rule 144.

Note Payable, Other

The Company has a note payable of $10,000 from James Briscoe, under a promissory note dated September 17, 2018, which matured and became past due at September 17, 2019 with interest at 10%.

As of January 31, 2022 and 2021, the total balance of all related party notes was $13,121 and $283,271, respectively, which includes accrued interest of $3,121 and $36,070, respectively.

At January 31, 2022 and 2021, we had a balance of accrued unpaid wages of $759,949 to James Briscoe, our former Chairman of the Board, CEO, Chief Geologist, Secretary, Treasurer, and President. Additionally, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO.

At January 31, 2022 and 2021, we had an aggregate balance due of approximately $167,000 on credit cards guaranteed by James Briscoe reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

At January 31, 2022 and 2021, we had accounts payable to JABA (controlled by James Briscoe) of $34,798, which is reflected as accounts payable to related party on the accompanying consolidated balance sheets.

At January 31, 2022 and 2021, we had a balance of $16,321 due to the spouse of James Briscoe.

See Note 14 for the subsequent settlement of the Company’s liabilities to James Briscoe.

NOTE 13 – Commitments and Contingencies

We currently rent a storage space for $45 per month in Tombstone, Arizona on a month-to-month basis.

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $165 per claim. The rentals due by September 1, 2022 for the period from September 1, 2022 through September 1, 2023 of $15,345 have not been paid yet, but we plan to pay when due.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 15,793.24 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $29,355.

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of January 31, 2022 and 2021.

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

On April 22, 2022, the Company reached terms of settlement of the litigation (see Note 14).

NOTE 14 – Subsequent events

Loan Forgiveness

In March 2022, the Company’s SBA PPP loan (see Note 6) was forgiven in full resulting in a gain on forgiveness of debt of approximately $32,000.

Shares Issued for Conversion of Note s

In April 2022, the Company issued a total of 144,304 shares of our common stock for conversions of $45,000 of the October 2021 Note at exercise prices ranging from of $0.3051 to $0.3207.

Settlement

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving our former CEO, James Briscoe, previously filed in the Superior Court of Arizona. Effective April 22, 2022, the Company’s board of directors voted on, accepted and the settlement is now hereby approved, ratified, and confirmed.

A summary of the terms of that settlement is as follows:

●	Mr. Briscoe drops his demand for “accrued wages” (see Note 12).
●	Mr. Briscoe drops his claim for payment of his credit card debt (see Note 12).
●	Mr. Briscoe drops all other claims and waives and releases all claims, known or unknown.
●	Mr. Briscoe will return title and possession of all the vehicles that he previously transferred to his name. Mr. Briscoe will also return to the Company all Company property identified in our First Amended Complaint.
●	The Company will reinstate Mr. Briscoe’s stock options that expired following his resignation from the
Board. This reinstatement will be on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which will be expanded to 30 years.
●	The Company will pay Mr. Briscoe a sum of $29,676.62 in 15 equal monthly installments.
●	Both parties will agree to a non-disparagement clause that expressly establishes prior consent to the Pima County Court’s jurisdiction for issuance of mandatory injunctive relief if an aggrieved Party reasonably believes this clause has been violated by the other Party whether such violation is done directly by the violating Party or via proxy.

The Company believes the terms are favorable and provide for recovery of Company property, extinguish significant Company debt to Mr. Briscoe and payment to Mr. Briscoe by the Company of under $30,000 in exchange for dismissal of all claims between the parties (other customary terms and conditions apply).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In August 2021 (the “Effective Date”), the board of directors of the Company terminated the engagement of MaloneBailey, LLP, the Company’s prior independent registered public accounting firm, effective immediately. In addition, the board of directors of the Company approved the appointment by the Company of Turner, Stone & Company, LLP to serve as the Company’s independent registered public accounting firm beginning on the Effective Date.

MaloneBailey, LLP’s, audit report on the Company’s financial statements for the fiscal year ended January 31, 2021 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles.

During the fiscal year ended January 31, 2021 and through the Effective Date, there were (i) no disagreements between the Company and MaloneBailey, LLP’s on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, LLP’s, would have caused MaloneBailey, LLP’s to make reference to the subject matter of such disagreements in connection with its audit report on the Company’s financial statements for such fiscal year, and no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2022 due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of January 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fiscal quarter ended January 31, 2022.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
Brett Gross	President, Chief Executive Officer and Director	62	October 20, 2014
Peter O’Heeron	Chairman of the Board, Secretary and Treasurer.	58	September 6, 2012
Patricia Madaris	Chief Financial Officer, VP Finance	70	May 8, 2015
V.E. “Gene” Streety	Director	92	August 27, 2018
Bradley Munroe	Director	80	August 27, 2018
Boyd Gordon	Director	71	July 19, 2019
Bernard Guarnera	Director	78	October 14, 2019

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

Peter O’Heeron. Mr. O’Heeron joined the board in 2012. As a seasoned leader he has over 25 years of medical technology and biotech development experience. Mr. O’Heeron brings together the multi-disciplinary teams and resources necessary to commercialize unique technologies. His expertise covers a broad range of disciplines, from business start-ups and biologics to medical devices and patient-centered healthcare delivery. Mr. O’Heeron holds 150+ Patents Issued/Pending. Prior to founding FibroGenesis, LLC, Mr. O’Heeron founded an operational investment group, Advanced Medical Technologies, LLC, which identified early-stage opportunities in the medical field with strong intellectual property potential. Mr. O’Heeron’s previous experience includes the founding of NeoSurg Technologies to invent and develop a minimally invasive access system. As a result of his efforts, NeoSurg Technologies was successful in launching the T2000 Minimally Invasive Access System and Mr. O’Heeron completed the sale of NeoSurg Technologies to Cooper Surgical. Mr. O’Heeron was employed by Christus Health Care Corporation in a variety of executive-level positions and corporate product development. Mr. O’Heeron has provided strategic advisory services to healthcare companies in the areas of biologics, advanced surgical instrumentation, and telemedicine. Mr. O’Heeron completed Executive Management Certification in Mergers and Acquisition from University of Chicago. He also holds a Masters in Healthcare Administration from the University of Houston Clear Lake and a Bachelor’s Degree in Healthcare Administration from Texas State University. Mr. O’Heeron was elected Chairman of the Board on December 7, 2018, and Secretary and Treasurer on January 11, 2019.

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

Board and Committee Meetings

The board of directors of our company held 15 formal meetings during the fiscal year ended January 31, 2022.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2022. Shareholders may contact our current President, Brett Gross, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2022 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2022, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2022, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2022 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Brett Gross, Chief Executive Officer and President	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

(1)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at January 31, 2022

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Brett Gross	-	-	-			-	-	-	-

COMPENSATION PLANS

As of January 31, 2022, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

We granted no options during the fiscal years ended January 31, 2022 and 2021, respectively.

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

No stock options were issued to directors during the year ended January 31, 2022 and 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on April 30, 2022 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 13,458,752 shares of common stock issued and outstanding as of May 3, 2022, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)

Brett Gross	2,342,413	(4)	16.42%
Peter O’Heeron	1,572,693	(3)	11.24
Patricia Madaris	4,500	(2)	*
Bradley Munroe	122,033	(6)	1.21%
Gene Streety	33,230	(7)	*
Boyd Gordon	159,646	(5)	1.18%
Bernard Guarnera	30,000	(2)	*

Directors and Executive Officers as a Group (7 persons)	4,264,515		28.44%

(1)	Based on 13,458,752 shares of common stock issued and outstanding as of May 3, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes incentive or non-qualified stock options that are currently exercisable or exercisable within 60 days.

(3)	This amount includes 14,000 incentive stock options and 518,382 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 810,210 common stock purchase warrants that are currently exercisable or exercisable within 60 days.
(5)	This amount includes 30,000 non-qualified stock options, and 43,215 common stock purchase warrants that are currently exercisable or exercisable within 60 days.
(6)	This amount includes 67,075 shares of common stock, 30,000 stock options and 24,958 purchase warrants that are currently exercisable or exercisable within 60 days.

(7)	The amount includes 3,230 shares of common stock and 30,000 stock options.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2022, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	25,250	$2.965	173,450
Equity Compensation Plans Not Approved by Security Holders: One Off Grants	-	N/A	120,000
Total	25,250	$2.965	173,450

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Advances and Notes Payable

From October 2019 through October 31, 2021, our CEO, Brett Gross, made various payments on behalf of the Company totaling $266,220, and advanced the Company $62,000 in cash, all of which are reflected as advances from related party on the accompanying consolidated balance sheets. The advances bear no interest and have no specified repayment date. On June 30, 2020, the Company issued 51,000 shares of its Class A Common Stock to our CEO for repayment of $24,531 of advances ($0.481 per share). The total remaining advances of $328,220 were converted into shares of the Company’s common stock and warrants on January 5, 2022 (see below), leaving a balance of $0 and $301,077 as of January 31, 2022 and 2021, respectively,

During the year ended January 31, 2021, the Company received aggregate proceeds of $120,000 from a director under a promissory note extended with interest at 10%. Total maturities of principal and accrued interest under all notes to two directors are $270,898 due October 31, 2020 (extended to July 31, 2021). On June 30, 2020, the Company issued 51,000 shares of its Class A Common Stock to the director for repayment of $24,531 of their promissory note ($0.481 per share). The remaining balance was converted in full leaving a balance of zero as of January 31, 2022 (see below).

Effective January 5, 2022, the Company entered into Debt Conversion Agreements with Brett Gross, President & CEO, and Peter O’Heeron, Chairman of the Board, pursuant to which each of them agreed to convert their outstanding shareholder advances and loans to the Company into Company securities consisting of shares of common stock and warrants. Mr. Gross converted shareholder advances and loans to the Company totaling $375,357 and Mr. O’Heeron converted shareholder advances and loans totaling $250,830. Upon conversion, the Company debts represented by such shareholder advances and loans were deemed to be satisfied and paid in full.

The debt conversions described above were completed pursuant to, and in accordance with the terms of Company’s current private placement offering. Accordingly, the Company issued units consisting of one share of common stock and ½ warrant to complete the conversion. The shares were issued at a price of $0.269 per share, which is the Volume Weighted Average Price (“VWAP”) for the 4 days immediately preceding the effective date of the conversion. The warrants are exercisable for up to three years at a price of $0.377 per share, which is 140% higher than the price at which the shares were issued. A total of 1,395,379 shares and 697,690 warrants were issued to Mr. Gross and a total of 932,454 shares and 466,227 warrants issued to Mr. O’Heeron. The shares and warrants issued to Mr. Gross and Mr. O’Heeron are restricted securities as defined in Rule 144.

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

Director Independence

Our board of directors consists of the six directors: Brett Gross, Peter O’Heeron, V.E. “Gene” Streety, W. Bradley Munroe, Boyd Gordon and Bernard Guarnera. Our common stock is quoted on the OTCQB Market operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have five independent directors consisting of Peter O’Heeron, V.E. “Gene” Streety, W. Bradley Munroe, Boyd Gordon and Bernard Guarnera

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Turner Stone & Company, LLP and MaloneBailey, LLP for the fiscal years ended January 31, 2022 and 2021.

	Fiscal Year Ended January 31,
	2022	2021
Audit Fees	$44,805	$29,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$44,805	$29,500

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

The board of directors has considered the nature and amount of fees billed by Turner Stone & Company, LLP and MaloneBailey, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Turner Stone & Company, LLP and MaloneBailey, LLP’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
10.4	Convertible Promissory Note issued to Geneva Roth Remark Holdings Inc. dated October 8, 2021 (incorporated by reference to Exhibit 3.25 to our current report on Form 8-K, filed with the SEC on October 14, 2021).
10.5	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated November 15, 2021 (incorporated by reference to Exhibit 3.27 to our current report on Form 8-K, filed with the SEC on November 23, 2021).
10.6	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated December 21, 2021 (incorporated by reference to Exhibit 3.29 to our current report on Form 8-K, filed with the SEC on December 29, 2021).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our current report on Form 8-K, filed with the SEC on September 1, 2009).
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
96.1	Technical Report Summary – Red Rock Canyon Gold Project
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 17, 2022	By:	/s/ Brett Gross
Brett Gross
Chief Executive Officer and President

Dated: May 17, 2022	By:	/s/ Patricia Madaris
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

Signature	Title	Date

/s/ Brett Gross	Chief Executive Officer, President and Director	May 17, 2022
Brett Gross	(principal executive officer)

/s/ Patricia Madaris	Chief Financial Officer	May 17, 2022
Patricia Madaris	(principal financial officer and principal accounting officer)

/s/ Peter O’Heeron	Chairman of the Board	May 17, 2022
Peter O’Heeron

/s/ Boyd Gordon	Director	May 17, 2022
Boyd Gordon

/s/ Bernard Guarnera	Director	May 17, 2022
Bernard Guarnera

/s/ W. Bradley Munroe	Director	May 17, 2022
W. Bradley Munroe

/s / V.E. “Gene” Streety	Director	May 17, 2022
V.E. “Gene” Streety

