Form 10-Q
period 2022-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2022-06-17
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,778,961 common shares as of June 17, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	April 30, 2022	January 31, 2022

Assets

Current:
Cash and cash equivalents	$121,856	$102,741
Prepaid expenses	30,617	13,066
Total current assets	152,473	115,807

Property and equipment, net	26,264	27,722
Total assets	$178,737	$143,529

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$265,695	$486,629
Accounts payable to related parties	-	51,119
Accrued wages to related parties	51,762	811,711
Note payable	24,750	-
Notes payable to related parties	-	13,121
Convertible promissory note, net of unamortized debt discount of $41,882 and $20,178	260,718	181,122
Derivative liability	815,452	-
Total current liabilities	1,418,377	1,543,702

Long-term:
Long-term debt - SBA	32,400	64,897
Total long-term liabilities	32,400	64,897

Total liabilities	1,450,777	1,608,599

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Class A Common stock - $.00001 par value; 200,000 authorized; 102,000 shares issued and outstanding	1	1

Common stock - $.00001 par value; 24,800,000 authorized; 13,603,056 and 13,458,752 shares issued and outstanding, respectively	136	135
Additional paid-in capital	55,884,807	56,503,616
Accumulated deficit	(57,156,984)	(57,968,822)
Total stockholders’ deficit	(1,272,040)	(1,465,070)

Total liabilities and stockholders’ deficit	$178,737	$143,529

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	April 30,
	2022	2021

Revenues	$-	$-
Expenses:
Geological and geophysical costs	676	1,759
Salaries and benefits	43,770	36,559
Professional services	28,784	40,284
General and administrative	35,985	15,490
Net operating expenses	109,215	94,092
Loss from operations	(109,215)	(94,092)

Other income (expense):
Interest expense	(40,034)	(38,184)
Gain on forgiveness of SBA loan	32,851	-
Gain on settlement of debt	998,284	-
Gain (loss) on change in fair value of derivative liability	(70,048)	50,652
Total other income (expense)	921,053	12,468
Net income (loss)	$811,838	$(81,624)

Net income (loss) per share of common stock - basic	$0.06	$(0.01)
Net income (loss) per share of common stock - diluted	$0.06	$(0.01)

Weighted average number of shares of common stock outstanding:
Basic	13,475,455	10,041,420
Diluted	13,595,094	10,041,420

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended April 30, 2022 and 2021

(Unaudited)

	Class A Common stock		Common stock		Common stock to be	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance, January 31, 2022	102,000	$1	13,458,752	$135	$-	$56,503,616	$(57,968,822)	$(1,465,070)
Shares issued for conversion of notes	-	-	144,304	1	-	44,999	-	45,000
Options issued related to settlement agreement	-	-	-	-	-	44,706	-	44,706
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(731,226)	-	(731,226)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	22,712	-	22,712
Net income for the three months ended April 30, 2022	-	-	-	-	-	-	811,838	811,838
Balance, April 30, 2022	102,000	$1	13,603,056	$136	$-	$55,884,807	$(57,156,984)	$(1,272,040)

Balance, January 31, 2021	102,000	$1	9,902,052	$99	$15,000	$55,503,564	$(57,530,141)	$(2,011,477)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	116,230	1	(15,000)	122,099	-	107,100
Shares issued for conversion of notes	-	-	33,881	1	-	26,999	-	27,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(293,528)	-	(293,528)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	17,406	-	17,406
Net loss for the three months ended April 30, 2021	-	-	-	-	-	-	(81,624)	(81,624)
Balance, April 30, 2021	102,000	$1	10,052,163	$101	$-	$55,376,540	$(57,611,765)	$(2,235,123)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$811,838	$(81,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,458	1,459
Amortization of debt discounts	34,486	23,306
(Gain) loss on change in fair value of derivative liabilities	70,048	(50,652)
Gain on forgiveness of SBA loan	(32,851)	-
Gain on settlement of debt	(998,284)	-
Changes in assets and liabilities:
Prepaid expenses	7,199	(1,363)
Accounts payable and accrued expenses	(1,779)	18,274
Accrued interest	-	11,167
Cash flows used in operating activities:	(107,885)	(79,433)

Cash flows from financing activities:
Proceeds from notes payable	-	32,497
Proceeds from convertible promissory notes	127,000	60,000
Proceeds from the issuance of common stock and warrants	-	105,000
Proceeds from exercise of warrants	-	2,100
Net cash provided by financing activities	127,000	199,597

Increase in cash and cash equivalents	19,115	120,164
Cash and cash equivalents, beginning of period	102,741	6,718
Cash and cash equivalents, end of period	$121,856	$126,882

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$22,712	$17,406
Reclass of APIC to derivative liabilities for tainted warrants	$731,226	$293,528
Debt discounts due to derivative liabilities	$36,890	$64,823
Common stock issued for conversion of debt and interest	$45,000	$27,000
Expenses paid by related party on behalf of the Company	$-	$22,376
Prepaid insurance financed with note payable	$24,750	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2022 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”) on May 17, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2022 and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at April 30, 2022	$815,452	-	-	$815,452
Warrant and convertible note derivative liability at January 31, 2022	$-	-	-	$-

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

Income Taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. The current period net income will be offset against the prior periods net operating losses which were approximately $32 million as of January 31, 2022 resulting in no current period income tax expense or benefit.  The Company continues to record a valuation allowance to fully offset the deferred tax asset.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 4 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the three months ended April 30, 2022 and 2021.

Accrued Wages

As of April 30, 2022 and January 31, 2022, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO.

Other

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving our former CEO, James Briscoe, previously filed in the Superior Court of Arizona. Effective April 22, 2022, the Company’s board of directors voted on, accepted and the settlement is now hereby approved, ratified, and confirmed (See Note 10).

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options outstanding at April 30, 2022 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2022	145,250	$2.965
Granted	118,760	16.97
Expired	-	-
Exercised	-	-
Outstanding, April 30, 2022	264,010	$9.27

Exercisable, April 30, 2022	264,010	$9.27

These options had a weighted average remaining life of 17.02 years and an aggregate intrinsic value of $0 as of April 30, 2022.

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving our former CEO, James Briscoe (see Note 14). As part of the terms of settlement, the Company will reinstate Mr. Briscoe’s stock options that expired following his resignation from the Board. This reinstatement will be on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which will be expanded to 30 years. A total of 118,760 stock options were reinstated for Mr. Briscoe, which is comprised of 105,000 options with an exercise price of $19.00 and 13,760 options with an exercise price of $1.50. The total fair value of these option grants at issuance was $44,706.

NOTE 6 – Warrants

As of April 30, 2022, there were 2,164,167 purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 3.11 years and a weighted average exercise price of $1.12 per warrant for one common share. The warrants had an aggregate intrinsic value of $51,548 as of April 30, 2022.

Stock warrants outstanding at April 30, 2022 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2022	2,164,167	$2.16
Issued	-	-
Expired	-	-
Exercised	-	-
Outstanding, April 30, 2022	2,164,167	$1.12

Exercisable, April 30, 2022	1,656,685	$0.86

As of May 18, 2022, the Company extended all warrants issued by the Company which expired or will expire during the year 2022. These warrants are extended for an additional three years. All other terms of the warrants remain unchanged, fully considering the reverse split effective on February 25, 2021, which applied equivalently to price and number of shares for all warrants.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the three months ended April 30, 2022, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Using the results from the model, the Company recorded a derivative liability during the three months ended April 30, 2022 of $731,226 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $36,890 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $36,890 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the three months ended April 30, 2022, was $24,389. The remaining unamortized debt discount related to the derivative liability was $12,501 as of April 30, 2022.

During the three months ended April 30, 2022, the Company recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $22,712 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a loss of $70,048 to reflect the value of the derivative liability for warrants and convertible notes as of April 30, 2022.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Three months ended April 30,
	2022	2021
Beginning balance	$-	$-
Total (gain) loss	70,048	(50,652)
Settlements	(22,712)	(17,406)
Additions recognized as debt discount	36,890	64,823
Additions due to tainted warrants	731,226	293,528
Ending balance	$815,452	$290,293

Change in unrealized (gain) loss included in earnings relating to derivatives	$70,048	$(50,652)

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30, 2022	January 31, 2022

8% convertible note payable issued October 2021, due October 2022	$24,300	$69,300
8% convertible note payable issued November 2021, due November 2022	69,000	69,000
8% convertible note payable issued December 2021, due December 2022	63,000	63,000
8% convertible note payable issued February 2022, due February 2023	74,800	-
8% convertible note payable issued April 2022, due April 2023	71,500	-
	302,600	201,300
Less debt discount	(41,882)	(20,178)
Less current portion of convertible notes	(260,718)	(181,122)
Long-term convertible notes payable	$-	$-

On February 7, 2022, the Company entered into a convertible promissory note with Sixth Street in the aggregate principal amount of $74,800 (the “February 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,800, matures on February 7, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On April 25, 2022, the Company entered into a convertible promissory note with Sixth Street in the aggregate principal amount of $71,500 (the “April 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on April 25,2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the three months ended April 30, 2022 and 2021, the Company recorded debt discounts of $36,890 and $64,823, respectively, due to the derivative liabilities, and original issue debt discounts of $19,300 and $3,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $34,486 and $23,306 for the three months ended April 30, 2022 and 2021, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 18, 2021 (extended to June 18, 2023).

On February 16, 2021, the Company received loan proceeds of $32,497 under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments beginning July 19, 2022. In March 2022, the Company’s SBA PPP loan was forgiven in full resulting in a gain on forgiveness of debt of $32,497 of principal and $354 of interest.

In April 2022, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,400 for a one year policy period. The Company financed $24,750 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,871, at an annual interest rate of 10.45%.

As of April 30, 2022, the notes payable, net balance was $57,150, which include long term notes payable of $32,400 and current portion of notes payable of $24,750, with accrued interest of $2,274. As of January 31, 2022, the notes payable, net balance was $64,897, which include term long notes payable of $64,897 and current portion of notes payable of $0, with accrued interest of $2,287.

NOTE 9 – Stockholders’ deficit

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

During the three months ended April 30, 2022, the Company issued a total of 144,304 shares of our common stock for conversions of $45,000 of convertible notes payable at exercise prices ranging from $0.3051 to $0.3207.

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

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of April 30, 2022 and January 31, 2022.

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

A summary of the terms of that settlement is as follows:

●	Mr. Briscoe drops his demand for “accrued wages” (see Note 4).
●

Mr. Briscoe drops his claim for payment of his credit card debt (see Note 4). These balances were included in accounts payable and accrued liabilities on the consolidated balance sheet in prior period.

●	Mr. Briscoe drops all other claims and waives and releases all claims, known or unknown.
●	Mr. Briscoe will return title and possession of all the vehicles that he previously transferred to his name. Mr. Briscoe will also return to the Company all Company property identified in our First Amended Complaint.
●	The Company will reinstate Mr. Briscoe’s stock options that expired following his resignation from the Board. This reinstatement will be on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which will be expanded to 30 years (see Note 5).
●	The Company will pay Mr. Briscoe a sum of $29,627 in 15 equal monthly installments reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
●	Both parties will agree to a non-disparagement clause that expressly establishes prior consent to the Pima County Court’s jurisdiction for issuance of mandatory injunctive relief if an aggrieved Party reasonably believes this clause has been violated by the other Party whether such violation is done directly by the violating Party or via proxy.

In connection with the settlement, we wrote off $1,072,667 of liabilities in exchange for $29,677 of new debt and the issuance of options with a fair value of $44,706, resulting in a gain of $998,284.

NOTE 11 – Subsequent events

Shares Issued for Conversion of Notes

On May 23, 2022, the Company issued a total of 98,386 shares of our common stock for conversions of $24,300 in principal and $2,520 of accrued interest for the October 2021 Note at the exercise price $0.2726.

On May 31, 2022, the Company issued a total of 77,519 shares of our common stock for conversions of $20,000 in principal for the November 2021 Note at the exercise price of $0.2580.

On June 9, 2022, the Company issued a total of 80,518 shares of our common stock for conversions of $20,500 in principal for the November 2021 Note at the exercise price of $0.2546.

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

Results of Operations

Material Changes in Financial Condition for the Three-Month Period Ended April 30, 2022

We had cash and cash equivalents in the amount of $121,856 as of April 30, 2022, compared to $102,741 as of January 31, 2022. We had negative working capital of $1,265,904 as of April 30, 2022, compared to $1,427,895 as of January 31, 2022. We used $107,885 of net cash in operating activities during the three months ended April 30, 2022 which was utilized primarily for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three -Month Periods Ended April 30, 2022 and 2021

We had a net income of $811,838 for the three months ended April 30, 2022, compared to a net loss of $81,624 for the three months ended April 30, 2021.

During the three months ended April 30, 2022, we had a decrease of $1,083 in geological and geophysical expense compared to the three months ended April 30, 2021, due primarily to a decrease in geochemical analysis for the three month period. During the three months ended April 30, 2022, we had an increase of $7,211 in salaries and benefit expense compared to the three months ended April 30, 2021, due primarily a cost of living increase. During the three months ended April 30, 2022, we had a decrease of $11,500 in professional services compared to the three months ended April 30, 2021, due primarily to a decrease in the use of outside legal services for operations, finance and litigation matters. We had an increase in general and administrative expenses of $20,495 during the three months ended April 30, 2022, as compared to the three months ended April 30,2021 which was due to an increase in occupancy and technology expense. We had an increase in interest expense of $1,850 during the three months ended April 30, 2022 as compared to the three months ended April 30, 2021, due primarily to an increase in convertible notes payable. We had a loss of $70,048 and a gain of $50,652 on change in fair value of derivative liability for the three months ended April 30, 2022 and 2021, respectively, due primarily to the changes in derivative liability activity during the periods. During the three months ended April 30, 2022, we had a gain on forgiveness of SBA loan of $32,851 and a gain on settlement of debt of $998,284 related to the settlement with James Briscoe.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $121,856 as of April 30, 2022. We had negative working capital of $1,264,209 as of April 30, 2022. We used cash in operating activities of $107,885 for the three months ended April 30, 2022. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On February 7, 2022, the Company entered into a convertible promissory note with Sixth Street in the aggregate principal amount of $74,800 (the “February 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,800, matures on February 7, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On April 25, 2022, the Company entered into a convertible promissory note with Sixth Street in the aggregate principal amount of $71,500 (the “April 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on April 25, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2022, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended April 30, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of the terms of that settlement is as follows:

●	Mr. Briscoe drops his demand for “accrued wages” (see Note 4).
●	Mr. Briscoe drops his claim for payment of his credit card debt (see Note 4).
●	Mr. Briscoe drops all other claims and waives and releases all claims, known or unknown.
●	Mr. Briscoe will return title and possession of all the vehicles that he previously transferred to his name. Mr. Briscoe will also return to the Company all Company property identified in our First Amended Complaint.
●	The Company will reinstate Mr. Briscoe’s stock options that expired following his resignation from the Board. This reinstatement will be on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which will be expanded to 30 years (see Note 5).
●	The Company will pay Mr. Briscoe a sum of $29,677 in 15 equal monthly installments reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
●	Both parties will agree to a non-disparagement clause that expressly establishes prior consent to the Pima County Court’s jurisdiction for issuance of mandatory injunctive relief if an aggrieved Party reasonably believes this clause has been violated by the other Party whether such violation is done directly by the violating Party or via proxy.

In connection with the settlement, we wrote off $1,072,667 of liabilities in exchange for $29,677 of new debt and the issuance of options with a fair value of $44,706, resulting in a gain of $998,284.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2022, the Company issued a total of 62,364 shares of our common stock for conversions of $20,000 in principal for the October 2021 Note at the exercise price $0.3207.

On April 25, 2022, the Company issued a total of 81,940 shares of our common stock for conversions of $25,000 in principal for the October 2021 Note at the exercise price $0.3051.

On May 23, 2022, the Company issued a total of 98,386 shares of our common stock for conversions of $24,300 in principal and $2,520 of accrued interest for the October 2021 Note at the exercise price $0.2726.

On May 31, 2022, the Company issued a total of 77,519 shares of our common stock for conversions of $20,000 in principal for the November 2021 Note at the exercise price of $0.2580.

On June 9, 2022, the Company issued a total of 80,518 shares of our common stock for conversions of $20,500 in principal for the November 2021 Note at the exercise price of $0.2546.

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
10.1

Convertible Promissory Note issued to Sixth Street Lending LLC dated February 7, 2022. (incorporated by reference to Exhibit 3.31 to our current report on Form 8-K, filed with the SEC on February14, 2022).

10.2	Convertible Promissory Note issued to Sixth Street Lending LLC dated April 25, 2022. (incorporated by reference to Exhibit 3.33 to our current report on Form 8-K, filed with the SEC on May 2, 2022).
14.1	Code of Ethics (Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on March 31, 2004).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: June 17, 2022

