Form 10-Q
period 2022-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2022-09-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,369,410 common shares as of September 14, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	July 31,	January 31,
	2022	2022

Assets

Current:
Cash and cash equivalents	$2,445	$102,741
Subscription receivable	187,030	-
Prepaid expenses	22,267	13,066
Total current assets	211,742	115,807

Property and equipment, net	24,805	27,722
Total assets	$236,547	$143,529

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$259,819	$486,629
Accounts payable to related parties	-	51,119
Accrued wages to related parties	51,762	811,711
Advances from related parties	18,846	-
Note payable	13,958	-
Notes payable to related parties	-	13,121
Convertible promissory note, net of unamortized debt discount of $33,526 and $20,178	177,912	181,122
Derivative liability	458,796	-
Total current liabilities	981,093	1,543,702

Long-term:
Long-term debt - SBA	32,400	64,897
Total long-term liabilities	32,400	64,897

Total liabilities	1,013,493	1,608,599

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Class A Common stock - $.00001 par value; 200,000 authorized; 102,000 shares issued and outstanding	1	1

Common stock - $.00001 par value; 24,800,000 authorized; 15,766,053 and 13,458,752 shares issued and outstanding, respectively	157	135
Additional paid-in capital	56,434,920	56,503,616
Accumulated deficit	(57,212,024)	(57,968,822)
Total stockholders’ deficit	(776,946)	(1,465,070)

Total liabilities and stockholders’ deficit	$236,547	$143,529

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the six months ended
	July 31		July 31
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	36,830	4,802	37,506	6,561
Salaries and benefits	40,980	37,197	84,750	73,756
Professional services	69,187	3,798	97,971	44,082
General and administrative	187,031	57,345	223,016	72,835
Net operating expenses	334,028	103,142	443,243	197,234
Loss from operations	(334,028)	(103,142)	(443,243)	(197,234)

Other income (expense):
Interest expense	(91,757)	(56,189)	(131,791)	(94,373)
Gain on forgiveness of SBA loan	-	-	32,851	-
Gain on settlement of debt	-	-	998,284	-
Gain on change in fair value of derivative liability	370,745	26,338	300,697	76,990
Total other income (expense)	278,988	(29,851)	1,200,041	(17,383)
Net income (loss)	$(55,040)	$(132,993)	$756,798	$(214,617)

Net income (loss) per share of common stock - basic	$(0.00)	$(0.01)	$0.05	$(0.02)
Net income (loss) per share of common stock - diluted	$(0.00)	$(0.01)	$0.05	$(0.02)

Weighted average shares outstanding - basic	14,223,102	10,244,049	13,854,141	10,144,455
Weighted average shares outstanding - diluted	14,223,102	10,244,049	13,973,780	10,144,455

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended July 31, 2022 and 2021

(Unaudited)

	Class A Common stock		Common stock		Common stock to be	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance, January 31, 2022	102,000	$1	13,458,752	$135	$-	$56,503,616	$(57,968,822)	$(1,465,070)
Shares issued for conversion of notes	-	-	144,304	1	-	44,999	-	45,000
Options issued related to settlement agreement	-	-	-	-	-	44,706	-	44,706
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(731,226)	-	(731,226)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	22,712	-	22,712
Net income for the three months ended April 30, 2022	-	-	-	-	-	-	811,838	811,838
Balance, April 30, 2022	102,000	1	13,603,056	136	-	55,884,807	(57,156,984)	(1,272,040)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	13,298	-	-	5,000	-	5,000
Issuance of common shares for subscription receivable	-	-	1,109,804	11	-	187,019	-	187,030
Shares issued for conversion of notes	-	-	539,895	5	-	141,015	-	141,020
Stock based compensation	-	-	500,000	5	-	163,172	-	163,177
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(1,855)	-	(1,855)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	55,762	-	55,762
Net loss for the three months ended July 31, 2022	-	-	-	-	-	-	(55,040)	(55,040)
Balance, July 31, 2022	102,000	$1	15,766,053	$157	$-	$56,434,920	$(57,212,024)	$(776,946)

Balance, January 31, 2021	102,000	$1	9,902,052	$99	$15,000	$55,503,564	$(57,530,141)	$(2,011,477)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	116,230	1	(15,000)	122,099	-	107,100
Shares issued for conversion of notes	-	-	33,881	1	-	26,999	-	27,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(293,528)	-	(293,528)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	17,406	-	17,406
Net loss for the three months ended April 30, 2021	-	-	-	-	-	-	(81,624)	(81,624)
Balance, April 30, 2021	102,000	1	10,052,163	101	-	55,376,540	(57,611,765)	(2,235,123)
Shares issued for conversion of notes	-	-	98,472	1	-	69,899	-	69,900
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	263,956	-	263,956
Net loss for the three months ended July 31, 2021	-	-	-	-	-	-	(132,993)	(132,993)
Balance, July 31, 2021	102,000	$1	10,150,635	$102	$-	$55,710,395	$(57,744,758)	$(2,034,260)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	July 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$756,798	$(214,617)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,917	2,917
Expenses paid by related parties	-	22,376
Stock based compensation	163,177	-
Amortization of debt discounts	120,976	73,551
Gain on change in fair value of derivative liabilities	(300,697)	(76,990)
Gain on forgiveness of SBA loan	(32,851)	-
Gain on settlement of debt	(998,284)	-
Changes in assets and liabilities:
Prepaid expenses	15,549	(2,589)
Accounts payable and accrued expenses	(5,709)	(6,162)
Accrued interest	4,720	17,112
Cash flows used in operating activities:	(273,404)	(184,402)

Cash flows from financing activities:
Repayment of advances related parties	(150)	-
Proceeds from advances related parties	17,050	-
Proceeds from notes payable	-	32,497
Payments on notes payable	(10,792)	-
Proceeds from convertible promissory notes	162,000	110,000
Proceeds from the issuance of common stock and warrants	5,000	105,000
Proceeds from exercise of warrants	-	2,100
Net cash provided by financing activities	173,108	249,597

Increase in cash and cash equivalents	(100,296)	65,195
Cash and cash equivalents, beginning of period	102,741	6,718
Cash and cash equivalents, end of period	$2,445	$71,913

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$78,474	$281,361
Reclass of APIC to derivative liabilities for tainted warrants	$733,081	$293,528
Debt discounts due to derivative liabilities	$104,886	$64,823
Common stock issued for conversion of debt and interest	$186,020	$96,900
Expenses paid by related party on behalf of the Company	$1,946	$22,376
Prepaid insurance financed with note payable	$24,750	$-
Issuance of common shares for subscription receivable	$187,030	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2022 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”) on May 17, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2022, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2022, are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liability at July 31, 2022	$458,796	-	-	$458,796
Warrant and convertible note derivative liability at January 31, 2022	$-	-	-	$-

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

Income Taxes

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess. Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. The current period net income will be offset against the prior periods net operating losses which were approximately $32 million as of January 31, 2022, resulting in no current period income tax expense or benefit. The Company continues to record a valuation allowance to fully offset the deferred tax asset.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 4 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the six months ended July 31, 2022 and 2021.

Accrued Wages

As of July 31, 2022, and January 31, 2022, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO. As of January 31, 2022, total accrued wages were $811,711, which included $759,949 to the Company’s former CEO, James Briscoe. As of April 22, 2022, the Company reached terms of settlement with James Briscoe and no longer owes him accrued wages.

Advances

During the six months ended July 31, 2022, the CEO advanced the Company $10,000 in cash and paid $1,946 of expenses on the Company’s behalf. Additionally, during the six months ended July 31, 2022, board members advanced $7,050 to the Company and the Company $150 of advances to related parties. The advances are unsecured, non-interest bearing and payable on demand. As of July 31, 2022 and January 31, 2022, the advances related party totaled $18,846 and $0, respectively.

Other

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving our former CEO, James Briscoe, previously filed in the Superior Court of Arizona. Effective April 22, 2022, the Company’s board of directors voted on, accepted and the settlement is now hereby approved, ratified, and confirmed (See Note 10).

NOTE 5 – Stock options

Qualified and Non-qualified incentive stock options outstanding at July 31, 2022 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2022	145,250	$2.97
Granted	158,760	12.76
Expired	-	-
Exercised	-	-
Outstanding, July 31, 2022	304,010	$8.08

Exercisable, July 31, 2022	304,010	$8.08

These options had a weighted average remaining life of 14.71 years and an aggregate intrinsic value of $0 as of July 31, 2022.

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving our former CEO, James Briscoe (see Note 10). As part of the terms of settlement, the Company will reinstate Mr. Briscoe’s stock options that expired following his resignation from the Board. This reinstatement will be on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which will be expanded to 30 years. A total of 118,760 stock options were reinstated for Mr. Briscoe, which is comprised of 105,000 options with an exercise price of $19.00 and 13,760 options with an exercise price of $1.50. The total fair value of these option grants at issuance was $44,706.

On June 21, 2022, the Company entered into an agreement with an advisor to advise its executive management on strategic partnerships, investments, and other undertakings of material value to the Company. As compensation, the Company will grant the advisor monthly stock options of 20,000 for a term of three months. The options have a strike price equal to the closing price per share on the day the options are issued and expire in one year. During the six months ended July 31, 2022, the Company granted of 40,000 options to consultants. The exercise price of the options ranges from $0.24 to $0.30. The total fair value of these option grants at issuance was $8,039. During the six months ended July 31, 2022, the Company recognized $3,177 of expense related to these options. At July 31, 2022, the Company had $4,861 of unrecognized expenses related to outstanding options.

NOTE 6 – Warrants

As of July 31, 2022, there were 2,170,167 purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.85 years and a weighted average exercise price of $1.12 per warrant for one common share. The warrants had no aggregate intrinsic value as of July 31, 2022.

Stock warrants outstanding at July 31, 2022 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2022	2,164,167	$2.16
Issued	6,649	0.53
Expired	-	-
Exercised	-	-
Outstanding, July 31, 2022	2,170,816	$1.12

Exercisable, July 31, 2022	1,663,284	$0.85

As of May 18, 2022, the Company extended all warrants issued by the Company which expired or will expire during the year 2022. These warrants are extended for an additional three years. All other terms of the warrants remain unchanged, fully considering the reverse split effective on February 25, 2021, which applied equivalently to price and number of shares for all warrants.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the six months ended July 31, 2022, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 85.0% to 132.7% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the six months ended July 31, 2022 of $733,081 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $104,886 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $104,886 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the six months ended July 31, 2022, was $96,264. The remaining unamortized debt discount related to the derivative liability was $8,622 as of July 31, 2022.

During the six months ended July 31, 2022, the Company recorded a reclassification from derivative liability to equity of $0 for warrants becoming untainted and $78,474 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liability as a gain of $300,697 to reflect the value of the derivative liability for warrants and convertible notes as of July 31, 2022.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Six months ended July 31,
	2022	2021
Beginning balance	$-	$-
Total gain	(300,697)	(76,990)
Settlements	(78,474)	(281,361)
Additions recognized as debt discount	104,886	64,823
Additions due to tainted warrants	733,081	293,528
Ending balance	$458,796	$-

Change in gain on fair value of derivative liability included in earnings relating to derivatives	$(300,697)	$(76,990)

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31, 2022	January 31, 2022

8% convertible note payable issued October 2021, due October 2022	$–	$69,300
8% convertible note payable issued November 2021, due November 2022	-	69,000
8% convertible note payable issued December 2021, due December 2022	20,000	63,000
8% convertible note payable issued February 2022, due February 2023	74,800	-
8% convertible note payable issued April 2022, due April 2023	71,500	-
8% convertible note payable issued July 2022, due July 2023	45,138	-
	211,438	201,300
Less debt discount	(33,526)	(20,178)
Less current portion of convertible notes	(177,912)	(181,122)
Long-term convertible notes payable	$-	$-

On February 7, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) in the aggregate principal amount of $74,800 (the “February 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,800, matures on February 7, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On April 25, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) in the aggregate principal amount of $71,500 (the “April 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on April 25,2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On July 14, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “July 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on July 14, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

During the six months ended July 31, 2022 and 2021, the Company recorded debt discounts of $66,328 and $64,823, respectively, due to the derivative liabilities, and original issue debt discounts of $29,438 and $6,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $61,602 and $73,551 for the six months ended July 31, 2022 and 2021, respectively.

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

As of July 31, 2022, the notes payable, net balance was $13,958, which was recorded as current portion, with accrued interest of $0. As of January 31, 2022, the notes payable, net balance was $64,897, which include term long notes payable of $64,897 and current portion of notes payable of $0, with accrued interest of $2,287.

NOTE 9 – Stockholders’ deficit

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

During the six months ended July 31, 2022, the Company issued a total of 684,199 shares of our common stock for conversions of $181,300 in principal and $4,720 of interest on convertible notes payable at exercise prices ranging from $0.1746 to $0.3207.

On May 19, 2022, the Company sold 13,298 units at a price of $0.376 per unit to an accredited investor for proceeds of $5,000. Each unit consists of 1 share of our common stock and 0.50 warrants. The warrants have relative fair value of $1,372. Each warrant allows the holder to purchase one share of our common stock at a price of $0.526 per share at any time on or before May 16, 2025.

On July 31, 2022, the Company issued 26,738 shares of its common stock to an accredited investor for gross proceeds of $5,000, or $0.187 per share.

On August 20, 2021, the Company executed a financing agreement for the purpose of drilling for the Red Rock Canyon Gold Project, in Cochise County, Arizona. The agreement allows for a $1,000,000 common stock purchase agreement (the “Purchase Agreement”) and a $1,000,000 warrant agreement (the “Warrant Agreement,” together “the Agreements”) with Triton Funds LP (“Triton”) of San Diego, California under an S1 registration now effective. On July 7, 2022, the Company issued 1,109,804 shares of its common stock and recorded a subscription receivable of $187,030, or $0.1685 per share. The subscription receivable was collected in full on August 3, 2022.

On July 1, 2022, the Company entered into a stock compensation and subscription agreement with Dutchess Group LLC. Per the agreement, Dutchess Group will provide services to the Company and will be issued 500,000 shares of the Company’s common stock. During the six months ended July 31, 2022, the Company issued 500,000 shares of common stock valued at $160,000.

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

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of July 31, 2022 and January 31, 2022.

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

A summary of the terms of that settlement is as follows:

●	Mr. Briscoe dropped his demand for “accrued wages” (see Note 4).
●	Mr. Briscoe dropped his claim for payment of his credit card debt (see Note 4). These balances were included in accounts payable and accrued liabilities on the consolidated balance sheet in prior period.
●	Mr. Briscoe dropped all other claims and waives and releases all claims, known or unknown.
●	Mr. Briscoe returned title and possession of all the vehicles that he previously transferred to his name. Mr. Briscoe to also return to the Company all Company property identified in our First Amended Complaint.
●	The Company reinstated Mr. Briscoe’s stock options that expired following his resignation from the Board. This reinstatement was on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which was expanded to 30 years (see Note 5).
●	The Company is paying Mr. Briscoe a sum of $29,627 in 15 equal monthly installments reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
●	Both parties agreed to a non-disparagement clause that expressly establishes prior consent to the Pima County Court’s jurisdiction for issuance of mandatory injunctive relief if an aggrieved Party reasonably believes this clause has been violated by the other Party whether such violation is done directly by the violating Party or via proxy.

In connection with the settlement, we wrote off $1,072,667 of liabilities in exchange for $29,677 of new debt and the issuance of options with a fair value of $44,706, resulting in a gain of $998,284.

NOTE 11 – Subsequent events

On August 5, 2022, the Company issued a total of 91,855 shares of our common stock for conversions of $15,000 in principal for the December 2021 Note at the exercise price $0.1633.

On August 10, 2022, the Company issued a total of 45,603 shares of our common stock for conversions of $5,000 in principal and $2,000 of accrued interest for the December 2021 Note at the exercise price $0.1535.

On August 12, 2022, the Company settled a $5,000 advance from a related party for the issuance of 26,738 units at a price of $0.187 per unit. Each unit consists of 1 share of our common stock and 0.50 warrants. Each warrant allows the holder to purchase one share of our common stock at a price of $0.262 per share at any time on or before August 12, 2025.

On August 19, 2022, the Company issued a total of 111,276 shares of our common stock for conversions of $15,000 in principal for the February 2022 Note at the exercise price $0.1348.

On August 26, 2022, the Company issued a total of 159,109 shares of our common stock for conversions of $20,000 in principal for the February 2022 Note at the exercise price $0.1257.

On August 29, 2022 (the “Record Date”), the Company’s Board of Directors unanimously approved, and recommended for shareholder approval, the Amendment in order to increase the number of authorized shares of the Company’s common stock to 74,800,000. On the Record Date, the holders of all the issued and outstanding shares of our Class A Stock stockholders, representing approximately 56.41% of the stockholder voting power, approved the Amendment.

On September 8, 2022, the Company issued a total of 168,776 shares of our common stock for conversions of $20,000 in principal for the February 2022 Note at the exercise price $0.1185.

Subsequent to July 31, 2022, the CEO paid $2,500 of expenses on behalf of the Company and was repaid $14,446. In addition, the Company repaid $1,900 in advances to related parties.

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

On June 16, 2020, the company acquired 2 Mineral Exploration Permits (MEP) covering 240 acres at Robbers Roost. Which is located 5.89 miles west of the Hay Mountain Project. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” (JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

From July 14th to August 5th, 2020, field mapping was conducted in the Hay Mountain Project area, located 7 km southeast of Tombstone, in Cochise County, Arizona. The purpose of mapping was to identify alteration and veining associated with an inferred porphyry copper system at depth, determine the extent of hydrothermal alteration, and comment on the possible timing of emplaced mineralization. Mapping was conducted at 1:10,000 scale and a total of 183 carbonate vein samples were taken for XRF analysis and UV fluorescence response.

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

Results of Operations

Material Changes in Financial Condition for the Six-Month Period Ended July 31, 2022

We had cash and cash equivalents in the amount of $2,445 as of July 31, 2022, compared to $102,741 as of January 31, 2022. We had negative working capital of $769,351 as of July 31, 2022, compared to $1,427,895 as of January 31, 2022. We used $273,404 of net cash in operating activities during the six months ended July 31, 2022, which was utilized primarily for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three -Month Periods Ended July 31, 2022 and 2021

We had a net loss of $55,040 for the three months ended July 31, 2022, compared to a net loss of $132,993 for the three months ended July 31, 2021.

During the three months ended July 31, 2022, we had an increase of $32,028 in geological and geophysical expense compared to the three months ended July 31, 2021, due primarily to an increase in geochemical analysis for the three month period. During the three months ended July 31, 2022, we had an increase of $3,783 in salaries and benefit expense compared to the three months ended July 31, 2021, due primarily a cost of living increase. During the three months ended July 31, 2022, we had an increase of $65,389 in professional services compared to the three months ended July 31, 2021, due primarily to an increase in the audit and filing fees. We had an increase in general and administrative expenses of $129,686 during the three months ended July 31, 2022, as compared to the three months ended July 31,2021 which was due to an increase stock-based compensation to Dutchess Group. We had an increase in interest expense of $35,568 during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021, due primarily to an increase in convertible notes payable. We had a gain of $370,745 and $26,338 on change in fair value of derivative liability for the three months ended July 31, 2022 and 2021, respectively, due primarily to the changes in derivative liability activity during the periods.

Material Changes in Results of Operations for the Six -Month Periods Ended July 31, 2022 and 2021

We had a net income of $756,798 for the six months ended July 31, 2022, compared to a net loss of $214,617 for the six months ended July 31, 2021.

During the six months ended July 31, 2022, we had a increase of $30,945 in geological and geophysical expense compared to the six months ended July 31, 2021, due primarily to an increase in geochemical analysis for the three month period. During the six months ended July 31, 2022, we had an increase of $10,994 in salaries and benefit expense compared to the six months ended July 31, 2021, due primarily a cost of living increase. During the six months ended July 31, 2022, we had an increase of $53,889 in professional services compared to the six months ended July 31, 2021, due primarily to an increase in the audit and filing fees. We had an increase in general and administrative expenses of $150,181 during the six months ended July 31, 2022, as compared to the six months ended July 31, 2021, which was due to an increase stock-based compensation to Dutchess Group. We had an increase in interest expense of $37,418 during the six months ended July 31, 2022 as compared to the six months ended July 31, 2021, due primarily to an increase in convertible notes payable. We had a gain of $300,697 and $76,990 on change in fair value of derivative liability for the six months ended July 31, 2022 and 2021, respectively, due primarily to the changes in derivative liability activity during the periods. During the six months ended July 31, 2022, we had a gain on forgiveness of SBA loan of $32,851 and a gain on settlement of debt of $998,284 related to the settlement with James Briscoe.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $2,445 as of July 31, 2022. We had negative working capital of $769,351 as of July 31, 2022. We used cash in operating activities of $273,404 for the six months ended July 31, 2022. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On February 7, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street) in the aggregate principal amount of $74,800 (the “February 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,800, matures on February 7, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On April 25, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street) in the aggregate principal amount of $71,500 (the “April 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on April 25, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On July 14, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $45,138 (the “July 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on July 14, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2022, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended July 31, 2022, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the Company sold 13,298 units at a price of $0.376 per unit to an accredited investor for proceeds of $5,000. Each unit consists of 1 share of our common stock and 0.50 warrants.

On May 23, 2022, the Company issued a total of 98,386 shares of our common stock for conversions of $24,300 in principal and $2,520 of accrued interest for the October 2021 Note at the exercise price $0.2726.

On May 31, 2022, the Company issued a total of 77,519 shares of our common stock for conversions of $28,500 in principal for the November 2021 Note at the exercise price of $0.2580.

On June 9, 2022, the Company issued a total of 80,518 shares of our common stock for conversions of $20,500 in principal for the November 2021 Note at the exercise price of $0.2546.

On June 28, 2022, the Company issued a total of 103,400 shares of our common stock for conversions of $20,000 in principal and $2,200 of accrued for the November 2021 Note at the exercise price of $0.2147.

On July 1, 2022, the Company entered into a stock compensation and subscription agreement with Dutchess Group LLC. Per the agreement, Dutchess Group will provide services to the Company and will be issued 500,000 shares of the Company’s common stock. During the six months ended July 31, 2022, the Company issued 500,000 shares of common stock valued at $160,000.

On July 7, 2022, the Company issued 1,109,804 shares of its common stock for gross proceeds of $187,030, or $0.1685 per share.

On July 11, 2022, the Company issued a total of 94,161 shares of our common stock for conversions of $28,000 in principal for the December 2021 Note at the exercise price of $0.2124.

On July 28, 2022, the Company issued a total of 85,911 shares of our common stock for conversions of $15,000 in principal for the December 2021 Note at the exercise price of $0.1746.

On August 5, 2022, the Company issued a total of 91,855 shares of our common stock for conversions of $15,000 in principal for the December 2021 Note at the exercise price $0.1633.

On August 10, 2022, the Company issued a total of 45,603 shares of our common stock for conversions of $5,000 in principal and $2,000 of accrued interest for the December 2021 Note at the exercise price $0.1535.

On August 12, 2022, the Company settled a $5,000 advance from a related party for the issuance of 26,738 units at a price of $0.187 per unit. Each unit consists of 1 share of our common stock and 0.50 warrants. Each warrant allows the holder to purchase one share of our common stock at a price of $0.262 per share at any time on or before August 12, 2025.

On August 19, 2022, the Company issued a total of 111,276 shares of our common stock for conversions of $15,000 in principal for the February 2022 Note at the exercise price $0.1348.

On August 26, 2022, the Company issued a total of 159,109 shares of our common stock for conversions of $20,000 in principal for the February 2022 Note at the exercise price $0.1257.

On September 8, 2022, the Company issued a total of 168,776 shares of our common stock for conversions of $20,000 in principal for the February 2022 Note at the exercise price $0.1185.

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

Date: September 14, 2022

