Form 10-Q
period 2022-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2022-12-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,065,397 common shares as of December 14, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	October 31,	January 31,
	2022	2022

Assets

Current assets:
Cash and cash equivalents	$50,732	$102,741
Prepaid expenses and other current assets	14,196	13,066
Total current assets	64,928	115,807

Noncurrent assets:
Property and equipment, net	23,347	27,722
Total noncurrent assets	23,347	27,722

Total assets	$88,275	$143,529

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$235,083	$486,629
Accounts payable to related parties	-	51,119
Accrued wages to related parties	51,762	811,711
Note payable	8,404	-
Notes payable to related parties	-	13,121
Convertible promissory note, net of unamortized debt discount of $34,902 and $20,178	111,873	181,122
Derivative liabilities	293,191	-
Total current liabilities	700,313	1,543,702

Long-term:
Long-term debt - SBA	32,400	64,897
Total long-term liabilities	32,400	64,897

Total liabilities	732,713	1,608,599

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Class A Common stock - $.00001 par value; 200,000 authorized; 102,000 shares issued and outstanding	1	1
Common stock - $.00001 par value; 74,800,000 authorized; 17,371,752 and 13,458,752 shares issued and outstanding, respectively	173	135
Additional paid-in capital	56,798,397	56,503,616
Subscription receivable	(101,100)	-
Accumulated deficit	(57,341,909)	(57,968,822)
Total stockholders’ deficit	(644,438)	(1,465,070)

Total liabilities and stockholders’ deficit	$88,275	$143,529

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months ended
	October 31		October 31
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	31,659	51,928	69,165	58,489
Salaries and benefits	43,169	26,514	127,919	100,270
Professional services	41,120	30,788	139,091	74,870
General and administrative	135,639	68,116	358,655	140,951
Net operating expenses	251,587	177,346	694,830	374,580
Loss from operations	(251,587)	(177,346)	(694,830)	(374,580)

Other income (expense):
Interest expense	(73,733)	(24,933)	(205,524)	(119,306)
Other income	283	-	283
Gain on forgiveness of SBA loan	-	-	32,851	-
Gain on settlement of debt	-	-	998,284	-
Gain on disposal of fixed asset	5,000	-	5,000	-
Gain on change in fair value of derivative liabilities	190,152	89,627	490,849	166,617
Total other income (expense)	121,702	64,694	1,321,743	47,311
Net income (loss)	$(129,885)	$(112,652)	$626,913	$(327,269)

Net income (loss) per share of common stock - basic	$(0.01)	$(0.01)	$0.04	$(0.03)
Net income (loss) per share of common stock - diluted	$(0.01)	$(0.01)	$0.05	$(0.03)

Weighted average shares outstanding - basic	16,505,728	10,525,072	14,748,380	10,272,721
Weighted average shares outstanding - diluted	16,505,728	10,525,072	15,236,192	10,272,721

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the nine months ended October 31, 2022 and 2021

(Unaudited)

	Class A Common stock		Common stock		Common stock to be	Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2022	102,000	$1	13,458,752	$135	$-	$-	$56,503,616	$(57,968,822)	$(1,465,070)
Shares issued for conversion of notes	-	-	144,304	1	-	-	44,999	-	45,000
Options issued related to settlement agreement	-	-	-	-	-	-	44,706	-	44,706
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(731,226)	-	(731,226)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	22,712	-	22,712
Net income for the three months ended April 30, 2022	-	-	-	-	-	-	-	811,838	811,838
Balance, April 30, 2022	102,000	1	13,603,056	136	-	-	55,884,807	(57,156,984)	(1,272,040)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	13,298	-	-	-	5,000	-	5,000
Issuance of common shares pursuant to investment agreement	-	-	1,109,804	11	-	-	187,019	-	187,030
Shares issued for conversion of notes	-	-	539,895	5	-	-	141,015	-	141,020
Stock based compensation	-	-	500,000	5	-	-	163,172	-	163,177
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(1,855)	-	(1,855)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	55,762	-	55,762
Net loss for the three months ended July 31, 2022	-	-	-	-	-	-	-	(55,040)	(55,040)
Balance, July 31, 2022	102,000	1	15,766,053	157	-	-	56,434,920	(57,212,024)	(776,946)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	26,738	-	-	-	5,000	-	5,000
Shares issued for conversion of notes	-	-	904,961	9	-	-	114,511	-	114,520
Cashless exercise of options	-	-	674,000	7	-	(101,100)	101,093	-	-
Stock based compensation	-	-	-	-	-	-	104,226	-	104,226
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(1,211)	-	(1,211)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	39,858	-	39,858
Net loss for the three months ended October 31, 2022	-	-	-	-	-	-	-	(129,885)	(129,885)
Balance, October 31, 2022	102,000	$1	17,371,752	$173	$-	$(101,100)	$56,798,397	$(57,341,909)	$(644,438)

Balance, January 31, 2021	102,000	$1	9,902,052	$99	$15,000	$-	$55,503,564	$(57,530,141)	$(2,011,477)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	116,230	1	(15,000)	-	122,099	-	107,100
Shares issued for conversion of notes	-	-	33,881	1	-	-	26,999	-	27,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(293,528)	-	(293,528)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	-	17,406	-	17,406
Net loss for the three months ended April 30, 2021	-	-	-	-	-	-	-	(81,624)	(81,624)
Balance, April 30, 2021	102,000	1	10,052,163	101	-	-	55,376,540	(57,611,765)	(2,235,123)
Shares issued for conversion of notes	-	-	98,472	1	-	-	69,899	-	69,900
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	-	263,956	-	263,956
Net loss for the three months ended July 31, 2021	-	-	-	-	-	-	-	(132,993)	(132,993)
Balance, July 31, 2021	102,000	1	10,150,635	102	-	-	55,710,395	(57,744,758)	(2,034,260)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	86,873	1		-	49,999	-	50,000
Issuance of common shares pursuant to investment agreement	-	-	490,196	5	(132,374)	-	132,369	-	-
Shares issued for conversion of notes	-	-	57,498	-	-	-	25,000	-	25,000
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(392,617)	-	(392,617)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	-	12,380	-	12,380
Net loss for the three months ended October 31, 2021	-	-	-	-	-	-	-	(112,652)	(112,652)
Balance, October 31, 2021	102,000	$1	10,785,202	$108	$(132,374)	$-	$55,537,526	$(57,857,410)	$(2,452,149)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	October 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$626,913	$(327,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,375	4,375
Expenses paid by related parties	-	35,854
Stock based compensation	267,403	-
Amortization of debt discounts	192,931	89,370
Gain on change in fair value of derivative liabilities	(490,849)	(166,617)
Gain on forgiveness of SBA loan	(32,851)	-
Gain on settlement of debt	(998,284)	-
Gain on disposal of fixed asset	(5,000)	-
Changes in assets and liabilities:
Prepaid expenses	23,620	(9,925)
Accounts payable and accrued expenses	(18,505)	6,815
Accrued interest	-	26,226
Cash flows used in operating activities:	(430,247)	(341,171)

Cash flows from investing activities:
Proceeds from sale of equipment	5,000	-
Net cash provided by investing activities	5,000	-

Cash flows from financing activities:
Proceeds from advances related party	19,550	-
Repayment of advances related party	(18,996)	-
Proceeds from notes payable	-	32,497
Payments on notes payable	(16,346)	-
Proceeds from convertible promissory notes	197,000	170,000
Proceeds from the issuance of common stock and warrants	192,030	155,000
Proceeds from exercise of warrants	-	2,100
Net cash provided by financing activities	373,238	359,597

Increase (decrease) in cash and cash equivalents	(52,009)	18,426
Cash and cash equivalents, beginning of period	102,741	6,718
Cash and cash equivalents, end of period	$50,732	$25,144

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$942	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$118,332	$293,742
Reclass of APIC to derivative liabilities for tainted warrants	$734,292	$686,145
Debt discounts due to derivative liabilities	$168,080	$97,434
Common stock issued for conversion of debt and interest	$300,540	$121,900
Expenses paid by related party on behalf of the Company	$4,446	$35,854
Prepaid insurance financed with note payable	$24,750	$-
Shares issued for settlement of liability	$5,000	$-
Cashless exercise of options	$101,100	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2022 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”) on May 17, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2022, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2022, are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at October 31, 2022	$293,191	-	-	$293,191
Warrant and convertible note derivative liabilities at January 31, 2022	$-	-	-	$-

Our financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, convertible notes payable, and derivative liabilities. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the derivative liabilities, the fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the derivative liabilities are reported in other income (expense) as gain (loss) on change in fair value of derivative liabilities.

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

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation.

The following table presents the effect of potential dilutive issuances for the three and nine months ended October 31, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
Basic income (loss) per common share	2022	2021	2022	2021
Net income (loss) available to common shareholders	$(129,885)	$(112,652)	$626,913	$(327,269)
Derivative (gain) loss	-	-	4,480	-
Interest expense associated with convertible debt	-	-	192,931	-
Net income (loss) for dilutive calculation	$(129,885)	$(112,652)	$824,324	$(327,269)

Weighted average common shares outstanding	16,505,728	10,525,072	14,748,380	10,272,721
Dilutive effect of convertible debt	-	-	487,812	-
Dilutive effect of common stock warrants	-	-	-	-
Dilutive effect of common stock options	-	-	-	-
Weighted average shares outstanding for diluted net income (loss) per share	16,505,728	10,525,072	15,236,192	10,272,721

During the three and nine months ended October 31, 2022, the impact of 178,760 of stock options and 2,184,185 of warrants were excluded from the calculation above as their impact would be anti-dilutive. During the three months ended October 31, 2022, the impact of 487,812 shares issuable from convertible notes were included in the calculation above as their impact would be anti-dilutive. During the three and nine months ended October 31, 2021, the impact of 146,000 of stock options, 1,000,250 of warrants, and 107,776 shares issuable from convertible notes were excluded from the calculation as their impact would be anti-dilutive.

Reclassification

Certain reclassifications have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 4 – Related Party Transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the nine months ended October 31, 2022 and 2021.

Accrued Wages

As of October 31, 2022, and January 31, 2022, we had a balance of accrued unpaid wages of $15,625 to a former President and $36,137 to Patricia Madaris, VP Finance & CFO. As of January 31, 2022, total accrued wages were $811,711, which included $759,949 to the Company’s former CEO, James Briscoe. As of April 22, 2022, the Company reached terms of settlement with James Briscoe and no longer owes him accrued wages (See Note 10).

Advances

During the nine months ended October 31, 2022, the CEO advanced the Company $12,500 in cash and paid $4,446 of expenses on the Company’s behalf and was repaid $16,946. Additionally, during the nine months ended October 31, 2022, board members advanced $7,050 to the Company and the Company repaid $2,050 of advances and issued shares to settle the remaining $5,000 of related party advances. The advances are unsecured, non-interest bearing and payable on demand. As of October 31, 2022 and January 31, 2022, there were no outstanding advances from related parties.

Other

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving our former CEO, James Briscoe, previously filed in the Superior Court of Arizona. Effective April 22, 2022, the Company’s board of directors voted on, accepted and the settlement is now hereby approved, ratified, and confirmed (See Note 10).

NOTE 5 – Stock Options

Qualified and non-qualified incentive stock options outstanding at October 31, 2022 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2022	145,250	$2.97
Granted	852,760	2.50
Expired	(145,250)	2.97
Exercised	(674,000)	0.15
Outstanding, October 31, 2022	178,760	$11.36

Exercisable, October 31, 2022	178,760	$11.36

These options had a weighted average remaining life of 19.89 years and an aggregate intrinsic value of $0 as of October 31, 2022.

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

On June 21, 2022, the Company entered into an agreement with an advisor to advise its executive management on strategic partnerships, investments, and other undertakings of material value to the Company. As compensation, the Company will grant the advisor monthly stock options of 20,000 for a term of three months. The options have a strike price equal to the closing price per share on the day the options are issued and expire in one year. During the nine months ended October 31, 2022, the Company granted of 60,000 options to consultants. The exercise price of the options ranges from $0.24 to $0.30. The total fair value of these option grants at issuance was $7,475. During the nine months ended October 31, 2022, the Company recognized $6,921 of expense related to these options. At October 31, 2022, the Company had $554 of unrecognized expenses related to outstanding options.

On September 29, 2022, the Company granted 674,000 options to employees. The options expire ten-years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027 and were recorded as a subscription receivable. As of October 31, 2022, the subscription receivable was $101,100, with interest of $280.

NOTE 6 – Warrants

As of October 31, 2022, there were 2,184,185 purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.60 years and a weighted average exercise price of $1.11 per warrant for one common share. The warrants had no aggregate intrinsic value as of October 31, 2022.

Stock warrants outstanding at October 31, 2022 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2022	2,164,167	$1.12
Issued	20,018	0.35
Expired	-	-
Exercised	-	-
Outstanding, October 31, 2022	2,184,185	$1.11

Exercisable, October 31, 2022	1,663,284	$0.85

As of May 18, 2022, the Company extended all warrants issued by the Company which expired or will expire during the year 2022. These warrants are extended for an additional three years. All other terms of the warrants remain unchanged, fully considering the reverse split effective on February 25, 2021, which applied equivalently to price and number of shares for all warrants.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the nine months ended October 31, 2022, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

The valuation of the derivative liabilities of the warrants was determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the warrant is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e. “payoff”) of the warrant for each path. These payoffs are then averaged and discounted to a current valuation date resulting in the fair value of the warrant.

The valuation of the derivative liabilities attached to the convertible debt was arrived at through the use of a Monte Carlo model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liabilities.

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 63.4% to 104.6% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the nine months ended October 31, 2022 of $734,292 for newly granted and existing warrants (see Note 6) that were tainted and a derivative liability of $168,080 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $168,080 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended October 31, 2022, was $154,090. The remaining unamortized debt discount related to the derivative liability was $13,990 as of October 31, 2022.

During the nine months ended October 31, 2022, the Company recorded a reclassification from derivative liabilities to equity of $0 for warrants becoming untainted and $118,332 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liabilities as a gain of $490,849 to reflect the value of the derivative liabilities for warrants and convertible notes as of October 31, 2022.

During the nine months ended October 31,2021, the Company recorded a reclassification from derivative liabilities to equity of $0 for warrants becoming untainted and $293,742 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liabilities as a gain of $166,617 to reflect the value of the derivative liabilities for warrants and convertible notes as of October 31, 2021.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Nine months ended October 31,
	2022	2021
Beginning balance	$-	$-
Total gain	(490,849)	(166,617)
Settlements	(118,332)	(293,742)
Additions recognized as debt discount	168,080	97,434
Additions due to tainted warrants	734,292	686,145
Ending balance	$293,191	$323,220

Change in gain on fair value of derivative liabilities included in earnings relating to derivatives	$(490,849)	$(166,617)

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	October 31, 2022	January 31, 2022

8% convertible note payable issued October 2021, due October 2022	$–	$69,300
8% convertible note payable issued November 2021, due November 2022	–	69,000
8% convertible note payable issued December 2021, due December 2022	–	63,000
8% convertible note payable issued February 2022, due February 2023	–	–
8% convertible note payable issued April 2022, due April 2023	56,500	–
8% convertible note payable issued July 2022, due July 2023	45,138	-
8% convertible note payable issued October 2022, due October 2023	45,138	–
	146,776	201,300
Less debt discount	(34,903)	(20,178)
Less current portion of convertible notes	(111,873)	(181,122)
Long-term convertible notes payable	$-	$-

On February 7, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) in the aggregate principal amount of $74,800 (the “February 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,800, matures on February 7, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On April 25, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) in the aggregate principal amount of $71,500 (the “April 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,500, matures on April 25,2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On July 14, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “July 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on July 14, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On October 3, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “October 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on October 3, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

During the nine months ended October 31, 2022 and 2021, the Company recorded debt discounts of $168,080 and $64,823, respectively, due to the derivative liabilities, and original issue debt discounts of $39,575 and $15,300, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $192,931 and $89,370 for the nine months ended October 31, 2022 and 2021, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 18, 2021 (extended to December 18, 2022).

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

As of October 31, 2022, the notes payable, net balance was $8,404, which was recorded as current portion, with accrued interest of $0. As of January 31, 2022, the notes payable, net balance was $64,897, which include term long notes payable of $64,897 and current portion of notes payable of $0, with accrued interest of $2,287.

NOTE 9 – Stockholders’ deficit

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

On October 27, 2022, the registrant amended its articles of incorporation. The articles of incorporation were amended for the purposes of increasing the authorized shares of the registrant from 25,000,000 shares to 75,000,000 shares consisting of 74,800,000 shares of $0.00001 par value Common Stock and 200,000 shares of $0.00001 par value Class A Common Stock.

During the nine months ended October 31, 2022, the Company issued a total of 1,589,160 shares of our common stock for conversions of $291,100 in principal and $9,440 of interest on convertible notes payable at exercise prices ranging from $0.1124 to $0.3207.

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

On July 1, 2022, the Company entered into a stock compensation and subscription agreement with Dutchess Group LLC. Per the agreement, Dutchess Group will provide services to the Company and will be issued 500,000 shares of the Company’s common stock. During the nine months ended October 31, 2022, the Company issued 500,000 shares of common stock valued at $160,000.

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

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $165 per claim. The rentals due by September 1, 2023 for the period from September 1, 2023 through September 1, 2024 of $15,345 have not been paid yet, but we plan to pay when due.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 15,793.24 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $27,797.

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of October 31, 2022 and January 31, 2022.

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

NOTE 11 – Income taxes

As of October 31, 2022 and January 31, 2022, our deferred tax asset is as follows:

	October 31, 2022	January 31, 2022
Deferred Tax Assets	$6,658,000	$6,872,000
Less Valuation Allowance	(6,658,000)	(6,872,000)
	$-	$-

During the nine months ended October 31, 2022, the Company recognized tax expense of approximately $214,000, which was fully offset by the application of deferred tax assets resulting in no net tax expense.

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. As of October 31, 2022, our estimated net operating loss carry-forward is approximately $33 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 through 2022 net operating losses under the Tax Cuts and Jobs Act.

Deferred tax assets were calculated using the Company’s effective tax rate, which it estimated to be 21%. The effective rate is reduced to 0% for 2022 due to the full valuation allowance on its net deferred tax assets.

NOTE 12 – Subsequent events

On November 4, 2022, the Company issued a total of 145,503 shares of our common stock for conversions of $16,500 in principal for the April 2022 Note at the exercise price $0.1134.

On November 8, 2022, the Company issued a total of 153,488 shares of our common stock for conversions of $16,500 in principal for the April 2022 Note at the exercise price $0.1075.

On November 22, 2022, the Company issued a total of 197,842 shares of our common stock for conversions of $16,500 in principal for the April 2022 Note at the exercise price $0.0834.

On November 23, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $51,108 (the “November 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,646, matures on November 23, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On November 30, 2022, the Company received a $6,500 advance from a related party. On the same day, the Company issued 63,170 shares of common stock to convert the $6,500 advance.

On December 5, 2022, the Company issued a total of 133,705 shares of our common stock for conversions of $7,000 in principal and $2,600 of accrued interest for the April 2022 Note at the exercise price $0.0718.

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

On May 26, 2021, the Company announced the public release of geochemical assay results prepared by ALS/USA Inc. The Company noted in its news release issued May 21st that the results were forthcoming on the heels of its latest technical report focused on the gold prospect at Red Rock Canyon. Previously released geochemical assay results from October 2020 and February 2021 can be viewed on the Liberty Star Minerals website. This set of results strongly aligns with previous assay results indicating that the Red Rock portion of the Hay Mountain Project is a potential gold property.

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

Results of Operations

Material Changes in Financial Condition for the Nine-Month Period Ended October 31, 2022

We had cash and cash equivalents in the amount of $50,732 as of October 31, 2022, compared to $102,741 as of January 31, 2022. We had negative working capital of $635,385 as of October 31, 2022, compared to $1,427,895 as of January 31, 2022. We used $430,247 of net cash in operating activities during the nine months ended October 31, 2022, which was utilized primarily for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. In addition, we may choose to sell a portion of our assets to finance our projects. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three -Month Periods Ended October 31, 2022 and 2021

We had a net loss of $129,885 for the three months ended October 31, 2022, compared to a net loss of $112,652 for the three months ended October 31, 2021

During the three months ended October 31, 2022, we had a decrease of $20,269 in geological and geophysical expense compared to the three months ended October 31, 2021, due primarily to a decrease in geochemical analysis for the three month period. During the three months ended October 31, 2022, we had an increase of $16,655 in salaries and benefit expense compared to the three months ended October 31, 2021, due to a cost of living increase, and reimbursements.  During the three months ended October 31, 2022, we had an increase of $10,332 in professional services compared to the three months ended October 31, 2021, due primarily to an increase in the contractor fees. We had an increase in general and administrative expenses of $67,523 during the three months ended October 31, 2022, as compared to the three months ended October 31,2021 which was due to an increase in stock-based compensation. We had an increase in interest expense of $48,800 during the three months ended October 31, 2022 as compared to the three months ended October 31, 2021, due primarily to an increase in convertible notes payable. We had a gain of $190,152 and $89,627 on change in fair value of derivative liability for the three months ended October 31, 2022 and 2021, respectively, due primarily to the changes in derivative liability activity during the periods.

Material Changes in Results of Operations for the Nine -Month Periods Ended October 31, 2022 and 2021

We had a net income of $626,913 for the nine months ended October 31, 2022, compared to a net loss of $327,269 for the nine months ended October 31, 2021.

During the nine months ended October 31, 2022, we had an increase of $10,676 in geological and geophysical expense compared to the nine months ended October 31, 2021, due primarily to an increase in geochemical analysis for the nine month period. During the nine months ended October 31, 2022, we had an increase of $27,649 in salaries and benefit expense compared to the nine months ended October 31, 2021, due primarily to a cost of living increase. During the nine months ended October 31, 2022, we had an increase of $64,221 in professional services compared to the nine months ended October 31, 2021, due primarily to an increase in the contractor fees, audit and filing fees. We had an increase in general and administrative expenses of $217,704 during the nine months ended October 31, 2022, as compared to the nine months ended October 31, 2021, which was due to an increase in stock-based compensation. We had an increase in interest expense of $86,218 during the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021, due primarily to an increase in convertible notes payable. We had a gain of $490,849 and $166,617 on change in fair value of derivative liability for the nine months ended October 31, 2022 and 2021, respectively, due primarily to the changes in derivative liability activity during the periods. During the nine months ended October 31, 2022, we had a gain on forgiveness of SBA loan of $32,851 and a gain on settlement of debt of $998,284 related to the settlement with James Briscoe.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $50,732 as of October 31, 2022. We had negative working capital of $635,385 as of October 31, 2022. We used cash in operating activities of $430,247 for the nine months ended October 31, 2022. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On February 7, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street) in the aggregate principal amount of $74,800 (the “February 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,800, matures on February 7, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On April 25, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street) in the aggregate principal amount of $71,500 (the “April 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on April 25, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On July 14, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $45,138 (the “July 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on July 14, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On October 3, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “October 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on October 3, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2022, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended October 31, 2022, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2022, the Company issued a total of 103,400 shares of our common stock for conversions of $20,000 in principal and $2,200 of accrued interest for the November 2021 Note at the exercise price of $0.2147.

On July 1, 2022, the Company entered into a stock compensation and subscription agreement with Dutchess Group LLC. Per the agreement, Dutchess Group will provide services to the Company and will be issued 500,000 shares of the Company’s common stock. During the nine months ended October 31, 2022, the Company issued 500,000 shares of common stock valued at $160,000.

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

On September 19, 2022, the Company issued a total of 200,356 shares of our common stock for conversions of $19,800 in principal and $2,720 of interest for the February 2022 Note at the exercise price $0.1124.

On October 30, 2022, the Company issued a total of 127,986 shares of our common stock for conversions of $15,000 in principal for the April 2022 Note at the exercise price $0.1172.

On November 4, 2022, the Company issued a total of 145,503 shares of our common stock for conversions of $16,500 in principal for the April 2022 Note at the exercise price $0.1134.

On November 8, 2022, the Company issued a total of 153,488 shares of our common stock for conversions of $16,500 in principal for the April 2022 Note at the exercise price $0.1075.

On November 22, 2022, the Company issued a total of 197,842 shares of our common stock for conversions of $16,500 in principal for the April 2022 Note at the exercise price $0.0834

On December 5, 2022, the Company issued a total of 133,705 shares of our common stock for conversions of $7,000 in principal and $2,600 of accrued interest for the April 2022 Note at the exercise price $0.0718.

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

Date: December 14, 2022

