Form 10-K
period 2023-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2023-05-16
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,172,429 shares of Common Stock issued and outstanding as of May 15, 2023.

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

To date, we have not generated any revenue. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

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

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. As listed on the Bureau of Land Management (BLM) web site, new claims located on or after September 1, 2019 cost $255 each which includes processing, location, and maintenance fees. The annual rentals are $165 per claim after the first year. The rentals due by September 1, 2023 for the period from September 1, 2023 through September 1, 2024 of $15,345 have not been paid yet, however, we plan to pay these fees prior to the due date. All rentals during the year ended January 31, 2022 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We plan to pay filing and rental fees for our AZ MEPs before their respective due dates in the amount of $28,378. All fees and expenditures due during the year ended January 31, 2023 have been paid.

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

Personnel

Our CEO & President, Brett Gross was elected by the Board on December 7, 2018. The Board also elected Pete O’Heeron as Chairman of the Board. We also employ one full time CFO who is also our VP of Finance, one full time Geo-tech, who is also our Manager of Field Operations, one Investor Relations Representative and one consultant CPA on a as needed basis. We hire consultants for investor relations, exploration, derivative accounting, and administrative functions also on an as needed basis.

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

We had cash and cash equivalents in the amount of $32,616 and negative working capital of $570,556 as of January 31, 2023. We currently do not generate revenue from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us and our business could fail.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenue and have never been profitable. We do not have an ownership interest in any revenue generating properties. We were incorporated in 2001 and took over our current business in 2004. To date, we have been involved primarily in organizational and exploration activities. We will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Our independent registered public accounting firm’s report states that there is a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm, Turner Stone and Company L.L.P., stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2023 that since we have suffered recurring losses from operations, require additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 74,800,000 shares of common stock, $0.00001 par value per share. As of January 31, 2023, there were 18,671,159 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

We do not pay dividends on any investment in the shares of stock of our company and any gain on an investment in our company needs to come through an increase in our stock’s price..

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

We currently rent a storage space for $105 per month in Tombstone, AZ on a month-to-month basis.

We believe that our existing office facilities are adequate for our needs. Should we require additional space in the future, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2023.

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

The Hay Mountain Project ©s located 6.5 miles southeast of Tombstone where we hold 35 Arizona State Mineral Exploration Permits (MEPs) covering (12,878.18 acres) or 20.12 square miles, and 93 federal lode mining claims covering (1,594.68 acres) or 2.49 square miles and is accessible by Hwy 80, Davis Rd. and Wild West Road.

LIBERTY STAR

TOMBSTONE-AZ

Federal Unpatented Claims

Claim Names

HM 87-143

TS 168-176

Marco1A-Marco5E

Davis1A-DavisC

Claim Acreage

57 HM Claims- 1095.18 acres

21 Marco Claims- 320 acres

6 Davis Claims- 80 acres

9 TS Claims- 99.5 acres

State Exploration Permits

MEP #	Acres	Renewal & Rental Due Date
08-122642	738.4	11/24/2023
08-122641	375.64	11/24/2023
08-122640	732.84	11/24/2023
08-123953	480	1/18/2024
08-123952	520	1/18/2024
08-119752	40	7/11/2023
08-120017	160	6/15/2023
08-120018	80	6/15/2023
08-120172	440	10/4/2023
08-120173	640	10/4/2023
08-120174	440	10/4/2023
08-120175	480	10/4/2023
08-120176	480	10/4/2023
08-120177	582.83	10/4/2023
08-120178	240	10/4/2023
08-120179	370.24	10/4/2023
08-121131	520	11/18/2023
08-121132	368.76	11/18/2023
08-121133	139.9	11/18/2023
08-121134	280	11/18/2023
08-121135	639.56	11/18/2023
08-121136	600	11/18/2023
08-121137	440	11/18/2023
08-121138	358.85	11/18/2023
08-121139	571.25	11/18/2023
08-121140	439.5	11/18/2023
08-121141	280	11/18/2023
08-121142	640	11/18/2023
08-121143	640	11/18/2023
08-121654	80	9/22/2023
08-123795	80.41	11/15/2023
08-121768	449.44	11/21/2022
08-121769	640	11/21/2022
08-121770	626.32	11/21/2022
08-121771	640	11/21/2022

31State MEP’s totaling

12,878.18 acres

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

In 2019 Liberty Star contracted Pim van Geffen, PhD, PGeo of Vancouver Geochemistry to provide services in the form of validation and interpretation of our biogeochemical data from the Hay Mountain Project, Tombstone District, Arizona. In particular, the quality of the biogeochemical data was assessed regarding its capacity to support the recognition of buried porphyry-copper and related mineralization in the Project area and inform exploration decisions. A written report on the data assessment, including statements on data quality and utility, interpreted maps, and recommendations for the use of the data and data products in furthering exploration efforts on the Hay Mountain Project have been received. Mr. van Geffen’s summary and recommendations are as follows.

The Hay Mountain biogeochemical data, when corrected for known sources of variance such as plant species and laboratory, provide a valuable layer of information to guide exploration efforts for buried and blind porphyry Cu-Mo systems in the project area. Multi-element, aqua-regia ICP-MS data were provided for 750 vegetation samples form the Hay Mountain project area, of mostly creosote, mesquite, and whitethorn acacia twigs and leaves, and a single specimen of sagebrush. Each element was assessed for its data quality and whether known sources of variance caused notable differences in their distribution. These sources of data bias were levelled out using Z-score normalization. The three main sources of induced, non-geochemical variance included plant species, laboratory, and batch number. Whereas the three main plant species and two laboratories have adequate spatial and compositional coverage of each sub-group to apply levelling corrections, atypical values in batch number RE11168965 were excluded from output maps for affected elements. In addition to levelling between labs and species, the Cu response is further enhanced by correcting for root uptake of Mg, an essential nutrient, resulting in better spatial definition of anomalies and structural trends in the regression residuals of Cu against Mg. Some structural trends can be inferred from a combination of the Mo distribution with the orientation of lineaments in Google Earth imagery, which warrant more detailed follow-up in combination with geological and geophysical data. Combinations of variables can be used for target identification and search-space reduction through RGB colour-composite grid maps, e.g. Cu-Mo-K. Additional RGB maps of other combinations can be provided upon request. A species-classification diagram was constructed based on multivariate discriminant analysis, which highlighted 5 potentially mislabeled entries that required verification, 2 of which were confirmed to be mislabeled. It is strongly recommended to use all outputs of this work in combination with all other geospatial data available, including geophysics, surface geology, structural trends, terrain, and field observations, for search-space definition and targeting purposes.

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

SK 1300 Regulation

Liberty Star has performed many hours of field work mapping and sampling on our Red Rock Canyon Gold Project and although we do not have drilling core to prove results, we have through analysis of Geochem sampling, evidence of an anomaly “material of economic interest”. Please see exhibit with our RRC Technical report prepared by a qualified person for more details and analysis.

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

Quarter Ended	High	Low
January 31, 2023	$0.160	$0.086
October 31, 2022	$0.230	$0.110
July 31, 2022	$0.415	$0.220
April 30, 2022	$0.490	$0.330
January 31, 2022	$0.390	$0.353
October 31, 2021	$0.590	$0.555
July 31, 2021	$1.010	$0.910
April 30, 2021	$1.040	$0.710
January 31, 2021	$1.600	$1.450

Our transfer agent, The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of April 18, 2023, we had 19,806,575 shares of our common stock issued and outstanding, with 144 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. The closing sale price for our common stock on April 17, 2023, as reported on the OTCQB was $0.0685.

Recent Sales of Unregistered Securities

Common Stock Issued During the Year Ended January 31, 2023

During the year ended January 31, 2023, the Company issued a total of 2,424,896 shares of our common stock for conversions of $374,640 of convertible notes payable and accrued interest at exercise prices ranging from $0.0108 to $0.3207.

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

On November 30, 2022, the Company settled a $6,500 advance from a related party for the issuance of 23,812 units at a price of $0.103 per unit. Each unit consists of 1 share of our common stock and 0.50 warrants. Each warrant allows the holder to purchase one share of our common stock at a price of $0.144 per share at any time on or before November 30, 2025.

On January 30, 2023, the Company issued 80,564 units at a price of $0.126 per unit and received cash proceeds of $3,000 cash and settled an $7,150 advance from a related party. Each unit consists of 1 share of our common stock and 0.50 warrants. Each warrant allows the holder to purchase one share of our common stock at a price of $0.176 per share at any time on or before January 30, 2026.

On January 31, 2023, the Company issued 320,000 shares of its common stock under the Purchase Agreement and recorded a subscription receivable of $16,368, or $0.0512 per share. The subscription receivable was collected in full on February 22, 2023.

Common Stock Issued During the Year Ended January 31, 2022

During the year ended January 31, 2022, the Company issued a total of 535,568 shares of our common stock for conversions of $217,540 of convertible notes payable and accrued interest at exercise prices ranging from $0.202 to $0.797.

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

The debt conversions described above were completed pursuant to, and in accordance with the terms of the Company’s current private placement offering. Accordingly, the Company issued units consisting of one share of common stock and ½ warrant to complete the conversion. The shares were issued at a price of $0.269 per share, which is the Volume Weighted Average Price (“VWAP”) for the 4 days immediately preceding the effective date of the conversion. The warrants are exercisable for up to three years at a price of $0.377 per share, which is 140% higher than the price at which the shares were issued. A total of 1,395,379 shares and 697,690 warrants were issued to Mr. Gross and a total of 932,454 shares and 466,227 warrants were issued to Mr. O’Heeron. The shares and warrants issued to Mr. Gross and Mr. O’Heeron are restricted securities as defined in Rule 144.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $32,616 and negative working capital of $570,556 as of January 31, 2023. We had cash inflows from financing activities of $465,477 for the fiscal year ended January 31, 2023. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On October 8, 2021, we issued a convertible promissory note in the aggregate principal amount of $69,300 (the “October 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, with a 10% Original Issue Discount, matures on October 8, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $69,300 of the note for 242,690 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On November 15, 2021, the Company entered into a convertible promissory note with Sixth Street Lending LLC. (“Sixth Street”) in the aggregate principal amount of $60,500 (the “November 2021 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,500, matures on November 15, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $60,500 of the note for 261,437 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On December 21, 2021, the Company entered into a convertible promissory note with Sixth Street in the aggregate principal amount of $55,000 (the “December 2021 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on December 21, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $63,000 of the note for 317,530 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On February 7, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) in the aggregate principal amount of $74,800 (the “February 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,800, matures on February 7, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $74,800 of the note for 639,517 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On April 25, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) in the aggregate principal amount of $71,500 (the “April 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,500, matures on April 25,2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $71,500 of the note for 758,524 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On July 14, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “July 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on July 14, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $15,000 of the note for 205,198 shares of the Company’s common stock, leaving a balance of $30,138 as of January 31, 2023.

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

On November 23, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $51,108 (the “November 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,219, matures on November 23, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

Notes Payable – SBA

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, , and is due in monthly installments of $158 beginning 12.5.2022.

On May 5, 2020, the Company received loan proceeds of $30,387.00under the Payroll Protection Program (“PPP”). The PPP loan bears interest at 1%, has a 5-year term, and is due in equal monthly installments This loan was forgiven in full in November 2020. In November 2020, the Company’s SBA PPP loan was forgiven in full resulting in a gain on forgiveness of debt of $30,387.00, of principal plus interest.

On February 16, 2021, the company received a second loan under the Payroll Protection Program (“PPP”) with proceeds of $32,497. The PPP loan had interest of 1% and was fully forgiven in March 2022 resulting in a gain on forgiveness of debt of 32,497 of principal and $354 of interest.

The balance of the EIDL note totals $32,400, including accrued interest of $2,883, and is included in long-term debt as of January 31, 2023.

Notes Payable

In April 2022, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,400 for a one year policy period. The Company financed $24,750 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,871, at an annual interest rate of 10.45%. As of January 31, 2023, the notes payable, net balance was $2,754, which was recorded as current portion, with accrued interest of $0.

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2023 and 2022, we entered into certain private investment agreements pursuant to which we received a total of 195,030 and $287,374 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2022

We had a net income of $565,595 for the fiscal year ended January 31, 2023 compared to net loss of $438,681 for the fiscal year ended January 31, 2022. Net income increased by $1,004,276 due primarily to the gain on settlement of debt related to the settlement with the Company’s former CEO, James Briscoe.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2023 reflect financial information for the fiscal years ended January 31, 2023 and 2022.

Since we have not generated any revenue, that there is substantial doubt regarding our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2023 and 2022. Our accumulated deficit on January 31, 2023, was approximately $58 million and the net loss from operations for the fiscal year ended January 31, 2023 was $836,071. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2023. Our total stockholders’ deficit at January 31, 2023 was $579,286.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. as of January 31, 2023 and 2022, and the related statements of operations, changes stockholders’ deficit, and cash flows for each of the two years in the period ended January 31, 2023, and the related notes [and schedules] (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Liberty Star Uranium & Metals Corp. as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Liberty Star Uranium & Metals Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Liberty Star Uranium & Metals Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and valuation of the bifurcated derivatives.

-	We evaluated management’s assessment and the conclusions reached, and the qualifications of the Company’s specialist, to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-	We engaged an auditor’s specialist to review the work prepared by the Company’s specialist and assist in the performance of recalculations.

-	We evaluated the fair value of the bifurcated derivatives that included testing the valuation model and assumptions utilized by management and underlying data used in the model.

/s/ Turner, Stone & Company, L.L.P.

We have served as Liberty Star Uranium & Metals Corp.’s auditor since 2022.

Dallas, Texas

May 15, 2023

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

	January 31,	January 31,
	2023	2022

Assets

Current assets:
Cash and cash equivalents	$32,616	$102,741
Prepaid expenses and other current assets	6,540	13,066
Total current assets	39,156	115,807

Noncurrent assets:
Property and equipment, net	21,888	27,722
Total noncurrent assets	21,888	27,722

Total assets	$61,044	$143,529

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$233,397	$486,629
Accounts payable to related parties	-	51,119
Accrued wages to related parties	51,762	811,711
Advances from related party	5,000	-
Note payable	2,754	-
Notes payable to related party	50,000	13,121
Convertible promissory note, net of unamortized debt discount of $33,760 and $20,178	92,624	181,122
Current portion of long-term debt – SBA	1,782	-
Derivative liability	172,393	-
Total current liabilities	609,712	1,543,702

Long-term:
Long-term debt – SBA, net of current portion	30,618	64,897
Total long-term liabilities	30,618	64,897

Total liabilities	640,330	1,608,599

Commitments and Contingencies (Note 13)

Stockholders’ deficit:
Class A Common stock - $.00001 par value; 200,000 authorized; 102,000 shares issued and outstanding	1	1

Common stock - $.00001 par value; 74,800,000 authorized; 18,671,159 and 13,458,752 shares issued and outstanding, respectively	186	135
Additional paid-in capital	56,941,222	56,503,616
Subscription receivable	(117,468)	-
Accumulated deficit	(57,403,227)	(57,968,822)
Total stockholders’ deficit	(579,286)	(1,465,070)

Total liabilities and stockholders’ deficit	$61,044	$143,529

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

	For the Years ended
	January 31
	2023	2022

Revenues	$-	$-
Expenses:
Geological and geophysical costs	84,472	84,252
Salaries and benefits	172,123	147,249
Professional services	173,636	197,517
General and administrative	405,840	88,742
Net operating expenses	836,071	517,760
Loss from operations	(836,071)	(517,760)

Other income (expense):
Interest expense	(245,156)	(147,199)
Other income	1,065
Gain on forgiveness of SBA loan	32,851	-
Gain on settlement of debt	998,284	-
Gain on disposal of fixed asset	5,000	-
Gain on change in fair value of derivative liability	609,622	226,278
Total other income, net	1,401,666	79,079
Net income (loss)	$565,595	$(438,681)

Net income (loss) per share of common stock – basic	$0.04	$(0.04)
Net income (loss) per share of common stock – diluted	$0.04	$(0.04)

Weighted average shares outstanding – basic	15,558,746	10,647,908
Weighted average shares outstanding – diluted	15,916,651	10,647,908

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years ended January 31, 2023 and 2022

	Class A Common stock		Common stock		Common stock to be	Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2021	102,000	$1	9,902,052	$99	$15,000	$-	$55,503,564	$(57,530,141)	$(2,011,477)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	203,103	2	(15,000)	-	172,098	-	157,100
Issuance of common shares pursuant to investment agreement	-	-	490,196	5	-	-	132,369	-	132,374
Shares issued for conversion of notes	-	-	535,568	5	-	-	217,535	-	217,540
Shares issued for services	-	-	2,327,833	24	-	-	626,163	-	626,187
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(734,070)	-	(734,070)
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	-	585,957	-	585,957
Net loss for the year ended January 31, 2022	-	-	-	-	-	-	-	(438,681)	(438,681)
Balance, January 31, 2022	102,000	1	13,458,752	135	-	-	56,503,616	(57,968,822)	$(1,465,070)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	13,298	-	-	-	5,000	-	5,000
Issuance of common stock and warrants in private placement and warrant exercises, related party	-	-	23,812	-	-	-	3,000	-	3,000
Issuance of common shares pursuant to investment agreement	-	-	1,429,804	14	-	(16,368)	203,384	-	187,030
Shares issued for conversion of notes	-	-	2,424,896	24	-	-	374,616	-	374,640
Shares issued to settle liabilities, related party	-	-	146,597	1	-	-	18,649	-	18,650
Cashless exercise of options	-	-	674,000	7	-	(101,100)	101,093	-	-
Stock based compensation	-	-	500,000	5	-	-	276,687	-	276,692
Options issued related to settlement agreement	-	-	-	-	-	-	44,707	-	44,707
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	-	(734,294)	-	(734,294)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	-	144,764	-	144,764
Net income for the year ended January 31, 2023	-	-	-	-	-	-	-	565,595	565,595
Balance, January 31, 2023	102,000	$1	18,671,159	$186	$-	$(117,468)	$56,941,222	$(57,403,227)	$(579,286)

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$565,595	$(438,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,834	5,834
Expenses paid by related parties	-	54,960
Stock based compensation	276,692	-
Amortization of debt discounts	229,698	97,429
Gain on change in fair value of derivative liabilities	(609,622)	(226,278)
Gain on forgiveness of SBA loan	(32,851)	-
Gain on settlement of debt	(998,284)	-
Gain on disposal of fixed asset	(5,000)	-
Changes in assets and liabilities:
Prepaid expenses	31,276	(8,251)
Accounts payable and accrued expenses	(3,940)	(7,177)
Accrued interest	-	10,716
Cash flows used in operating activities:	(540,602)	(511,448)

Cash flows from investing activities:
Proceeds from sale of equipment	5,000	-
Net cash provided by investing activities	5,000	-

Cash flows from financing activities:
Proceeds from advances related party	24,550	-
Repayment of advances related party	(18,996)	-
Proceeds from notes payable	-	32,497
Proceeds from notes payable, related party	50,000
Payments on notes payable	(21,996)	-
Proceeds from convertible promissory notes	236,889	285,500
Proceeds from the issuance of common stock and warrants	195,030	287,374
Proceeds from exercise of warrants	-	2,100
Net cash provided by financing activities	465,477	607,471

Increase (decrease) in cash and cash equivalents	(70,125)	96,023
Cash and cash equivalents, beginning of year	102,741	6,718
Cash and cash equivalents, end of year	$32,616	$102,741

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$942	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$144,764	$585,957
Reclass of APIC to derivative liabilities for tainted warrants	$734,294	$734,070
Debt discounts due to derivative liabilities	$192,485	$78,165
Common stock issued for conversion of debt and interest	$374,640	$217,540
Expenses paid by related party on behalf of the Company	$18,096	$54,960
Prepaid insurance financed with note payable	$24,750	$-
Shares issued for settlement of liability	$18,650	$-

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”, or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) was our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Until 2016 Big Chunk was engaged in the acquisition and exploration of mineral properties business in the State of Alaska until its dissolution on July 26, 2019. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. We renamed HMSP to Hay Mountain Holdings LLC (“HMH”) on March 5, 2019. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. On February 22, 2019, the Company registered the tradename ‘Liberty Star Minerals’ with the state of Arizona to be recognized as ‘doing business as’, or ‘d/b/a’ Liberty Star Minerals. We have not generated any revenues from operations. On April 11, 2019 we formed a new subsidiary named Earp Ridge Mines LLC (“Earp Ridge”) wholly owned by HMH. On August 13, 2020, the Company formed Red Rock Mines, LLC (“Red Rock”), an Arizona corporation, as a wholly-owned subsidiary of Hay Mountain Holdings, LLC.

NOTE 2 – Summary of significant accounting policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements. The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. At January 31, 2023 and 2022, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Convertible promissory notes

We report convertible promissory notes as liabilities at their carrying value less unamortized discounts, which approximates fair value. We bifurcate conversion options and detachable common stock purchase warrants and report them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. When convertible promissory notes are converted into shares of our common stock in accordance with the debt terms, no gain or loss is recognized. We account for inducements to convert as an expense in the period incurred, included in debt conversion expense.

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

Common stock purchase warrants

We report common stock purchase warrants as equity unless a condition exists which requires reporting as a derivative liability at fair value. The valuation of the derivative liability of the warrants is determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the Accounting Standards Codification (“ASC”) Topic 410-30 “Asset Retirement and Environmental Obligations”. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2023 or 2022.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic income or loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. For the year ended January 31, 2023, there were 357,905 shares issuable from convertible debt that were considered for their dilutive effects. For the years ended January 31, 2022, the following number of potentially dilutive shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	For the Years Ended
	January 31,
	2023	2022
Basic (loss) earnings per common share
Numerator:
Net income (loss) available to common shareholders	$565,595	$(438,681)
Denominator:
Weighted average common shares outstanding	15,558,746	10,647,908

Basic earnings (loss) per common share	$0.04	$(0.04)
Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$565,595	$(438,681
Remove derivative loss	4,440	-
Remove convertible debt interest	229,968	-
Net income (loss) available to common shareholders	$799,333	$(438,681)
Denominator:
Weighted average common shares outstanding	15,558,746	10,647,908
Convertible debt	357,905	-
Adjusted weighted average common shares outstanding	15,916,651	10,647,908

Diluted earnings (loss) per common share	$0.04	$(0.04)

Reclassification

Certain reclassifications have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Newly Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through May 15, 2023.

All other accounting standards updates that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – Going concern

These consolidated financial statements have been prepared in conformity with GAAP with the on-going assumption that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our operations have primarily been funded by the issuance of common stock and debt. Continued operations are dependent on our ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available or may not be available on reasonable terms.

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

NOTE 4 – Mineral claims

At January 31, 2023, we held a 100% interest in 93 standard federal lode mining claims located in the Tombstone region of Arizona.

At January 31, 2023, we held 31 Arizona State Land Department Mineral Exploration Permits covering 12,878.18 acres in the Tombstone region of Arizona.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2023.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2023	January 31, 2022
Geology equipment (3 to 7 years)	$89,420	$315,052
Vehicles and transportation equipment (5 years)	37,592	48,592
Office furniture and equipment (3 to 7 years)	2,140	71,584
	129,152	435,228
Less: accumulated depreciation	(107,264)	(407,506)
	$21,888	$27,722

During the year ended January 31, 2023, the Company wrote off $265,403 of property and equipment and sold $40,673 of equipment. The Company recognized a gain of $5,000 on the sale of property. Depreciation expense was $5,834 for the years ended January 31, 2023 and 2022.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2023	January 31, 2022

8% convertible note payable issued October 2021, due October 2022	$–	$69,300
8% convertible note payable issued November 2021, due November 2022	–	69,000
8% convertible note payable issued December 2021, due December 2022	–	63,000
8% convertible note payable issued February 2022, due February 2023	–	–
8% convertible note payable issued July 2022, due July 2023	30,138	–
8% convertible note payable issued October 2022, due October 2023	45,138	-
8% convertible note payable issued November 2022, due November 2023	51,108	–
	126,384	201,300
Less debt discount	(33,760)	(20,178)
Less current portion of convertible notes	(92,624)	(181,122)
Long-term convertible notes payable	$-	$-

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

On October 8, 2021, we issued a convertible promissory note in the aggregate principal amount of $69,300 (the “October 2021 Note”). The note bears interest at 8%, includes legal and due diligence fees of $3,000, with a 10% Original Issue Discount, matures on October 8, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $69,300 of the note for 242,690 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On November 15, 2021, the Company entered into a convertible promissory note with Sixth Street Lending LLC. (“Sixth Street”) in the aggregate principal amount of $60,500 (the “November 2021 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,500, matures on November 15, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $69,000 of the note for 261,437 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On December 21, 2021, the Company entered into a convertible promissory note with Sixth Street in the aggregate principal amount of $55,000 (the “December 2021 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,000, matures on December 21, 2022, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $63,000 of the note for 317,530 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On February 7, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) in the aggregate principal amount of $74,800 (the “February 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,800, matures on February 7, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $74,800 of the note for 639,517 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On April 25, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) in the aggregate principal amount of $71,500 (the “April 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $9,500, matures on April 25, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $71,500 of the note for 758,524 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2023.

On July 14, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “July 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on July 14, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $15,000 of the note for 205,198 shares of the Company’s common stock, leaving a balance of $30,138 as of January 31, 2023.

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

On November 23, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $51,108 (the “November 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,219, matures on November 23, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

Notes Payable – SBA

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

The note principal balance of totaled $32,400, with accrued interest of $2,833 and is included in long-term debt as of January 31, 2023.

Notes Payable

In April 2022, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,400 for a one year policy period. The Company financed $24,750 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,871, at an annual interest rate of 10.45%. As of January 31, 2023, the note balance was $2,754.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the years ended January 31, 2023 and 2022, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC 815, “Derivatives and Hedging”. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 80.8% to 164.0% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2023 of $734,294 for newly granted and existing warrants (see Note 10) that were tainted and a derivative liability of $172,393 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $192,482 that was amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the year ended January 31, 2023, was $229,698. The remaining unamortized debt discount related to the derivative liability was $13,439 as of January 31, 2023.

During the year ended January 31, 2023, the Company recorded a reclassification from derivative liabilities to equity of $734,294 for warrants becoming untainted and $144,464 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liabilities as a gain of $609,622 to reflect the value of the derivative liabilities for warrants and convertible notes as of January 31, 2023.

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

The Company also recorded the change in the fair value of the derivative liability as a gain of $609,622 and $226,278, respectively, to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2023 and 2022, respectively. The Company did not have a derivative liability as of January 31, 2022 since none of the outstanding notes remained convertible at the end of the periods and consequently the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2023	2022
Beginning balance	$-	$-
Total gains	(609,622)	(226,278)
Settlements	(144,764)	(585,957)
Additions recognized as debt discount	192,485	78,165
Additions due to tainted warrants	734,294	734,070
Ending balance	$172,393	$-

Change in unrealized gains included in earnings relating to derivatives	$(609,622)	$(226,278)

NOTE 8 – Common stock

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

Class A Common Stock has super majority voting rights with the holder of each outstanding share of Class A Common Stock being entitled to 200 votes per share on all such matters, including, but not limited to, election of the Board of Directors.

On October 27, 2022, the registrant amended its articles of incorporation. The articles of incorporation were amended for the purposes of increasing the authorized shares of the registrant from 25,000,000 shares to 75,000,000 shares consisting of 74,800,000 shares of $0.00001 par value Common Stock and 200,000 shares of $0.00001 par value Class A Common Stock.

Common Stock Issued During the Year Ended January 31, 2023

During the year ended January 31, 2023, the Company issued a total of 2,424,896 shares of our common stock for conversions of $362,600 in principal and $12,040 of interest on convertible notes payable at exercise prices ranging from $0.018 to $0.3207.

On May 19, 2022, the Company sold 13,298 units at a price of $0.376 per unit to an accredited investor for proceeds of $5,000. Each unit consists of 1 share of our common stock and 0.50 warrants. The warrants have a relative fair value of $1,372. Each warrant allows the holder to purchase one share of our common stock at a price of $0.376 per share at any time on or before May 16, 2025.

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

Common Stock Issued During the Year Ended January 31, 2022

During the year ended January 31, 2022, the Company issued a total of 535,568 shares of our common stock for conversions of $217,540 of convertible notes payable and accrued interest at exercise prices ranging from $0.202 to $0.797.

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

On July 7, 2022, the Company issued 1,109,804 shares of its common stock under the Purchase Agreement and recorded a subscription receivable of $187,030, or $0.1685 per share. The subscription receivable was collected in full on August 3, 2022.

On January 31, 2023, the Company issued 320,000 shares of its common stock under the Purchase Agreement and recorded a subscription receivable of $16,368, or $0.0512 per share. The subscription receivable was collected in full on February 22, 2023.

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 191,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 5,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 1,925 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010. The following tables summarize the Company’s stock option activity during the years ended January 31, 2023 and 2022:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2021	146,000	$3.019	7.61	$-

Granted	-	-
Cancelled and/or forfeited	(750)	13.500
Exercised	-	-
Outstanding, January 31, 2022	145,250	$2.965	6.65	$-

Granted	987,760	2.18
Cancelled and/or forfeited	(145,250)	2.97
Exercised	(674,000)	0.15
Outstanding, January 31, 2023	313,760	$6.53	13.69	$-

Exercisable, January 31, 2023	313,760	$6.53	13.69	$-

The aggregate intrinsic value is calculated based on the stock price of $0.119 and $0.385 per share as of January 31, 2023 and 2022, respectively.

During the years ended January 31, 2023 and 2022, we recognized $100,482 and $0 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

At January 31, 2022, there was $0 of unrecognized share-based compensation for all share-based awards outstanding.

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving our former CEO, James Briscoe (see Note 13). As part of the terms of settlement, the Company will reinstate Mr. Briscoe’s stock options that expired following his resignation from the Board. This reinstatement will be on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which will be expanded to 30 years. A total of 118,760 stock options were reinstated for Mr. Briscoe, which is comprised of 105,000 options with an exercise price of $19.00 and 13,760 options with an exercise price of $1.50. The total fair value of these option grants at issuance was $44,706.

On June 21, 2022, the Company entered into an agreement with an advisor to advise its executive management on strategic partnerships, investments, and other undertakings of material value to the Company. As compensation, the Company will grant the advisor monthly stock options of 20,000 for a term of three months. The options have a strike price equal to the closing price per share on the day the options are issued and expire in one year. During the year ended January 31, 2023, the Company granted 120,000 options to consultants. The exercise price of the options ranges from $0.1069 to $0.30. The total fair value of these option grants at issuance was $11,317. During the year ended January 31, 2023, the Company recognized $9,036 of expenses related to these options. At January 31, 2023, the Company had $2,281 of unrecognized expenses related to outstanding options.

NOTE 10 – Warrants

As of January 31, 2023, there were 2,256,070 warrants outstanding and 1,748,538 warrants exercisable. The warrants have a weighted average remaining life of 2.47 years and a weighted average exercise price of $0.82 per warrant for one common share. Warrants outstanding at January 31, 2023 and 2022 are as follows:

	Number of warrants	Weighted average exercise price per share

Outstanding, January 31, 2021	400,166	2.155
Issued	1,770,051	0.522
Expired	-	-
Exercised	(6,000)	2.100
Outstanding, January 31, 2022	2,164,217	1.177
Issued	91,853	0.20
Expired	-	-
Exercised	-	-
Outstanding, January 31, 2023	2,256,070	1.08

Exercisable, January 31, 2023	1,748,538	0.82

The weighted average intrinsic value for warrants outstanding was $0 and $10,012 as of January 31, 2023 and 2022, respectively.

During the year ended January 31, 2023, the Company issued 6,649 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices of $0.53.

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

Extension of Expiration Date

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

NOTE 11 – Income taxes

As of January 31, our deferred tax asset is as follows:

	January 31, 2023	January 31, 2022
Deferred Tax Assets	$6,712,000	$6,872,000
Less Valuation Allowance	(6,712,000)	(6,872,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The decrease of $160,000 during the year ended January 31, 2023, primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2023, our estimated net operating loss carry-forward is approximately $32 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 through 2023 net operating losses under the Tax Cuts and Jobs Act.

Deferred tax assets were calculated using the Company’s effective tax rate, which it estimated to be 21%. The effective rate is reduced to 0% for 2023 and 2022 due to the full valuation allowance on its net deferred tax assets.

We have identified our federal and Arizona state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are the tax years ended January 31, 2019 through January 31, 2022. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

NOTE 12 – Related party transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the years ended January 31, 2023 and 2022.

Accrued Wages and Vacation

As of January 31, 2023, and 2022, we had a balance of accrued unpaid wages and vacation of $66,205 and $65,807 to Patricia Madaris, VP Finance & CFO, respectively.

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. The note bears interest at 10% and matures on January 31, 2024.

Advances

During the year ended January 31, 2023, CEO, Brett Gross advanced the Company $12,500 in cash and paid $4,446 of expenses on the Company’s behalf and was repaid $16,946. Additionally, during the year ended January 31, 2023, board members advanced $7,050 to the Company and the Company repaid $2,050 of advances and issued shares to settle the remaining $5,000 of related party advances. The advances are unsecured, non-interest bearing and payable on demand. As of January 31, 2023 and 2022, there were $5,000 and $0 outstanding advances from related parties, respectively.

During the year ended January 31, 2023, the Chairman of the Board, Pete O’Heeron advanced the Company $5,000 and paid $13,650 of expense on the Company behalf. The Company settled a $5,000 advance and $13,650 of expenses paid on the Company’s behalf from a related party for the issuance of 85,204 units at a price range of $0.103 to $0.187 per unit. Each unit consists of 1 share of our common stock and 0.50 warrants. The warrants have a fair value of $9,167 and each warrant allows the holder to purchase one share of our common stock at a price range of $0.144 to $0.262 per share. The warrants expire three years from the date of issuance.

On January 30, 2023, the Company issued 23,812 units to the Chairman of the Board for $3,000 in cash proceeds. Each unit consists of 1 share of our common stock and 0.50 warrants. Each warrant allows the holder to purchase one share of our common stock at a price of $0.176 per share. The warrants expire three years from the date of issuance.

Other

On September 26, 2022, the Company granted 75,000 options to a board member. The options expire ten years following issuance and have an exercise price of $0.15. The options vested monthly over a one-year service period and have a total fair value of $6,302.

On September 29, 2022, the Company granted 674,000 options to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027 and were recorded as a subscription receivable. As of January 31, 2023, the subscription receivable was $101,100, with interest of $708.

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

The debt conversions described above were completed pursuant to, and in accordance with the terms of the Company’s current private placement offering. Accordingly, the Company issued units consisting of one share of common stock and ½ warrant to complete the conversion. The shares were issued at a price of $0.269 per share, which is the Volume Weighted Average Price (“VWAP”) for the 4 days immediately preceding the effective date of the conversion. The warrants are exercisable for up to three years at a price of $0.377 per share, which is 140% higher than the price at which the shares were issued. A total of 1,395,379 shares and 697,690 warrants were issued to Mr. Gross and a total of 932,454 shares and 466,227 warrants were issued to Mr. O’Heeron. The shares and warrants issued to Mr. Gross and Mr. O’Heeron are restricted securities as defined in Rule 144.

NOTE 13 – Commitments and Contingencies

We currently rent a storage space for $105 per month in Tombstone, Arizona on a month-to-month basis.

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

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $29,308.49.

Legal Matter

On August 22, 2019 (and amended on December 23, 2019), the Company filed a complaint with the Superior Court of Arizona (Case No. C20194139), demanding the titles and possession of certain vehicles and equipment of the Company from our former CEO, as well as seeking recovery of damages from the former CEO in an amount of not less than $50,000. None of the vehicles and equipment, individually or in total, have any material net book value (being fully depreciated) as of January 31, 2023 and 2022.

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

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving J. Briscoe, previously filed in the Superior Court of Arizona. Effective April 22, 2022, the Company’s board of directors voted on, accepted and the settlement is now hereby approved, ratified, and confirmed.

A summary of the terms of that settlement is as follows:

●	Mr. Briscoe dropped his demand for “accrued wages” (see Note 12).
●	Mr. Briscoe dropped his claim for payment of his credit card debt (see Note 4). These balances were included in accounts payable and accrued liabilities on the consolidated balance sheet in prior period.
●	Mr. Briscoe dropped all other claims and waived and releases all claims, known or unknown.
●	Mr. Briscoe returned title and possession of all the vehicles that he previously transferred to his name. Mr. Briscoe to also return to the Company all Company property identified in our First Amended Complaint.
●	The Company reinstated Mr. Briscoe’s stock options that expired following his resignation from the Board. This reinstatement was on the same terms as originally issued, as evidenced in the August 10, 2010, Stock Option Agreement and October 11, 2016, Stock Option Agreement, each as adjusted for the February 25, 2021, reverse stock split, and pursuant to the Company’s 2010 Stock Option Plan, except for the option exercise window, which was expanded to 30 years (see Note 9).
●	The Company is paying Mr. Briscoe a sum of $29,627 in 15 equal monthly installments reflected in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
●	Both parties agreed to a non-disparagement clause that expressly establishes prior consent to the Pima County Court’s jurisdiction for issuance of mandatory injunctive relief if an aggrieved Party reasonably believes this clause has been violated by the other Party whether such violation is done directly by the violating Party or via proxy.

In connection with the settlement, we wrote off $1,072,667 of liabilities in exchange for $29,677 of new debt and the issuance of options with a fair value of $44,707, resulting in a gain of $998,284.

NOTE 14 – Subsequent events

Amendments to Articles of Incorporation

On February 6, 2023, the Company, filed a Certificate of Amendment with the Secretary of State of Nevada for the purpose of amending its Articles of Incorporation to increase authorized number of the Company’s Class A Common Stock, par value $0.00001 per share (the “Class A Shares”) by 300,000.

Extension of Expiration Date

Effective February 6, 2023, the Company extended all warrants issued by the Company which expired or will expire during the year 2023. These warrants are extended for an additional three years.

Securities Purchase Agreements

On February 3, 2023, the Company entered into a Securities Purchase Agreement (the “February 2023 Securities Purchase Agreement”) with 1800 Diagonal Lending LLC. (“1800 Diagonal”). Pursuant to the terms of the February 2023 Securities Purchase Agreement, the Company agreed to issue a convertible promissory note (the “February 2023 Note”) to 1800 Diagonal in the aggregate principal amount of $48,675. Effective February 2, 2023, the Company issued the February 2023 Note to 1800 Diagonal consistent with the terms of the February 2023 Securities Purchase Agreement. The February 2023 Note bears interest at 8%, with a 10% Original Issue Discount and matures on February 2, 2024. Pursuant to the terms of the February 2023 Note, the outstanding principal and accrued interest on the note shall be convertible into shares of the Company’s common stock as set forth therein.

On March 27, 2023, the Company entered into a Securities Purchase Agreement (the “March 2023 Securities Purchase Agreement”) with 1800 Diagonal. Pursuant to the terms of the March 2023 Securities Purchase Agreement, the Company agreed to issue a convertible promissory note (the “March 2023Note”) to 1800 Diagonal in the aggregate principal amount of $48,625. Effective March 24, 2023, the Company issued the March 2023 Note to 1800 Diagonal consistent with the terms of the March 2023 Securities Purchase Agreement. The March 2023 Note bears interest at 8%, with a 9% Original Issue Discount and matures on March 24, 2023. Pursuant to the terms of the March 2023 Note, the outstanding principal and accrued interest on the note shall be convertible into shares of the Company’s common stock as set forth therein.

Loan agreement with related party

On March 14, 2023, the Company entered into a secured note in the principal amount of $16,750, with the Company’s CEO. The notes bear interest at 3.15% and matures on March 15, 2028. The Company issued 250,000 shares of common stock as collateral on the note.

Shares Issued for Conversion of Notes

On February 7, 2023, the Company issued a total of 169,875 shares of our common stock for conversions of $15,000 in principal for the July 2022 Note at the exercise price of $0.0883.

On February 13, 2023, the Company issued a total of 190,800 shares of our common stock for conversions of $15,138 in principal and $1,806 of accrued interest for the July 2022 Note at the exercise price of $0.0888.

On April 3, 2023, the Company issued a total of 272,109 shares of our common stock for conversions of $12,000 in principal for the September 2022 Note at the exercise price of $0.0441.

On April 17, 2023, the Company issued a total of 252,632 shares of our common stock for conversions of $12,000 in principal for the September 2022 Note at the exercise price of $0.0475.

On April 28, 2023, the Company issued a total of 365,854 shares of our common stock for conversions of $15,000 in principal for the September 2022 Note at the exercise price of $0.0410.

Other

On May 8, 2023, the Company entered into a one year service agreement with a multimedia news organization and events management firm. Per the agreement, the Company will compensate the multimedia news organization and events management firm $45,000 for their services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2023 due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of January 31, 2023.

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

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 40©) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fiscal quarter ended January 31, 2023.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
Brett Gross	President, Chief Executive Officer and Director	63	October 20, 2014
Peter O’Heeron	Chairman of the Board, Secretary and Treasurer.	59	September 6, 2012
Patricia Madaris	Chief Financial Officer, VP Finance	71	May 8, 2015
Boyd Gordon	Director	72	July 19, 2019
Bernard Guarnera	Director	79	October 14, 2019
Nicholas Hemmerly	Director	40	September 26, 2022

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

Patricia Madaris. Ms. Madaris has served Liberty Star since 2011 beginning as Executive Assistant to the President and Board of Directors. In May 2015, she was elected by the Board of Directors to the position of Vice President, Finance and Accounting. On January 13, 2019, Patricia was elected by the Board to serve in the additional office of Chief Financial Officer. Since the beginning of her tenure with Liberty Star, Patricia has successfully engaged, negotiated, and closed financings; overseen the Company’s financial reporting; and projected and planned financially for ongoing operations including development. She has previously held the title of accounting/manager for corporations in Arizona, Florida, and California. Ms. Madaris holds a Bachelor of Science in Accounting and received a Master Business Administration (MBA) in 2017, both Summa Cum Laude from Indiana Wesleyan University.

We believe Ms. Madaris is proven to be qualified to serve as an Officer for our company in her many capacities because of her extensive education and business experience as described above.

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

Nicholas H. Hemmerly. New to our Board of Directors, September 2022. Nicholas H. Hemmerly is a Partner and Head of Investment Banking for Bridgeway Capital Partners LLC. Bridgeway Capital Partners together with its affiliates provides independent investment banking, strategic capital, and advisory services to lower and middle market companies globally. Prior to joining Bridgeway Mr. Hemmerly was at PricewaterhouseCoopers Corporate Finance LLC (PwC CF) focusing on M&A and capital raising. Prior to PwC CF, Mr. Hemmerly worked at Jefferies LLC with a focus on executing M&A and financing transactions within the pharmaceutical and life sciences sectors. Prior experience includes investment banking roles in JPMorgan’s Healthcare Group as well as JMP Securities Healthcare Group. Mr. Hemmerly began his investment banking career as an analyst with Wachovia Securities.

We believe Mr. Hemmerly is qualified to serve on our board of directors because of his extensive business experience as described above.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held 15 formal meetings during the fiscal year ended January 31, 2023.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2023. Shareholders may contact our current President, Brett Gross, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2023 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2023, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 9.99% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2023, all filing requirements applicable to its officers, directors and greater than 4.99% & 9.99% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2023 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Brett Gross, Chief Executive Officer and President	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

(1)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at January 31, 2023

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Brett Gross	-	-	-			-	-	-	-

COMPENSATION PLANS

As of January 31, 2023, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on May 15, 2023 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 20,172,429 shares of common stock and 102,000 Class A common stock issued and outstanding as of May 15, 2023, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class (1)

Brett Gross	Common	2,643,413	(4)	12.60%
Brett Gross	Class A	51,000	(8)	50.00
Peter O’Heeron	Common	1,939,306	(3)	9.33
Peter O’Heeron	Class A	51,000	(8)	50.00
Patricia Madaris	Common	150,000	(7)	*

Boyd Gordon	Common	204,646	(5)	1.01%
Bernard Guarnera	Common	75,000	(6)	*
Nicholas Hemmerly	Common	75,000	(2)	*

Directors and Executive Officers as a Group (6 persons)	Common	5,087,365		24.43%
Directors and Executive Officers as a Group (2 persons)	Class A	102,000	(8)	100.00%

(1)	Based on 20,172,429 shares of common stock and 102,000 of Class A common stock issued and outstanding as of May 15, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes incentive or non-qualified stock options that are currently exercisable or exercisable within 60 days.

(3)	This amount includes 603,586 common stock purchase warrants that are currently exercisable or exercisable within 60 days and 51,000 of Class A common stock.

(4)	This amount includes 810,210 common stock purchase warrants that are currently exercisable or exercisable within 60 days and 51,000 of Class A common stock.

(5)	This amount includes 43,215 common stock purchase warrants that are currently exercisable or exercisable within 60 days.

(6)	This amount includes 75,000 shares of common stock.

(7)	The amount includes 150,000 shares of common stock.

(8)	The holders of Class A Common Stock vote with the holders of Common Stock on matters submitted to the shareholders for a vote. But, the Class A Common Stock has super majority voting rights with the holder of each outstanding share of Class A Common Stock being entitled to 200 votes per share on all such matters, including, but not limited to, election of the Board of Directors. Accordingly, based on their combined ownership of both Common Stock and Class A Common Stock, Brett Gross holds 30.85% Peter O’Heeron holds 29.58% of the voting power of the Company’s outstanding shares.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2023, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	0.00	6.51	0.00
Equity Compensation Plans Not Approved by Security Holders: One Off Grants	0.00	0.02	N/A
Total	0.00		N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Accrued Wages and Vacation

As of January 31, 2023, and 2022, we had a balance of accrued unpaid wages and vacation of $66,205 and $65,807 to Patricia Madaris, VP Finance & CFO, respectively.

Advances

During the year ended January 31, 2023, CEO, Brett Gross advanced the Company $12,500 in cash and paid $4,446 of expenses on the Company’s behalf and was repaid $16,946. Additionally, during the year ended January 31, 2023, board members advanced $7,050 to the Company and the Company repaid $2,050 of advances and issued shares to settle the remaining $5,000 of related party advances. The advances are unsecured, non-interest bearing and payable on demand. As of January 31, 2023 and 2022, there were $5,000 and $0 outstanding advances from related parties, respectively.

During the year ended January 31, 2023, the Chairman of the Board, Pete O’Heeron advanced the Company $5,000 and paid $13,650 of expense on the Company behalf. The Company settled a $5,000 advance and $13,650 of expenses paid on the Company’s behalf from a related party for the issuance of 146,597 units at a price range of $0.103 to $0.187 per unit. Each unit consists of 1 share of our common stock and 0.50 warrants. Each warrant allows the holder to purchase one share of our common stock at a price range of $0.144 to $0.262 per share. The warrants expire three years from the date of issuance.

On January 30, 2023, the Company issued 23,812 units to the Chairman of the Board for $3,000 in cash proceeds. Each unit consists of 1 share of our common stock and 0.50 warrants. Each warrant allows the holder to purchase one share of our common stock at a price of $0.176 per share. The warrants expire three years from the date of issuance.

Settlement

On April 22, 2022, the Company reached terms of settlement of the litigation Case No. C20194139, involving J. Briscoe, previously filed in the Superior Court of Arizona. Effective April 22, 2022, the Company’s board of directors voted on, accepted and the settlement is now hereby approved, ratified, and confirmed (See Note 10).

Other

On September 29, 2022, the Company granted 674,000 options to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027 and were recorded as a subscription receivable. As of January 31, 2023, the subscription receivable was $101,100, with interest of $708.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Turner Stone & Company, LLP for the fiscal years ended January 31, 2023 and 2022.

	Fiscal Year Ended January 31,
	2023	2022
Audit Fees	$36,840	$44,805
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$36,840	$44,805

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

The board of directors has considered the nature and amount of fees billed by Turner Stone & Company, L.L.P. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Turner Stone & Company, L.L.P.’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.1 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
10.4	Convertible Promissory Note issued to Geneva Roth Remark Holdings Inc. dated October 8, 2021 (incorporated by reference to Exhibit 3.25 to our current report on Form 8-K, filed with the SEC on October 14, 2021).
10.5	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated November 15, 2021 (incorporated by reference to Exhibit 3.27 to our current report on Form 8-K, filed with the SEC on November 23, 2021).
10.6	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated December 21, 2021 (incorporated by reference to Exhibit 3.29 to our current report on Form 8-K, filed with the SEC on December 29, 2021).
10.7	Convertible Promissory Note issued to Sixth Street Lending LLC dated February 7, 2022 (incorporated by reference to Exhibit 3.31 to our current report on form 8-K, filed with the SEC on February 14, 2022).
10.8	Convertible Promissory Note issued to Sixth Street Lending LLC dated April 25, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on April 2, 2022).
10.9	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on July 22, 2022).
10.10	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated September 28, 2022 (incorporated by reference to Exhibit 3.34 to our current report on form 8-K, filed with the SEC on October 6, 2022).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated November 23, 2022 (incorporated by reference to Exhibit 3.35 to our current report on form 8-K, filed with the SEC on December 9, 2022).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated February 2, 2023 (incorporated by reference to Exhibit 3.36 to our current report on form 8-K, filed with the SEC on February 7, 2023).
10.13	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 24, 2023, (incorporated by reference to Exhibit 3.37 to our current report on form 8-K, filed with the SEC on March 29, 2023).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1, filed with the SEC on March 13, 2004).
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Brett Gross
96.1	Technical Report Summary – Red Rock Canyon Gold Project
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 15, 2023	By:	/s/ Brett Gross
Brett Gross
Chief Executive Officer and President

Dated: May 15, 2023	By:	/s/ Patricia Madaris
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

Signature	Title	Date

/s/ Brett Gross	Chief Executive Officer, President and Director	May 15, 2023
Brett Gross	(principal executive officer)

/s/ Patricia Madaris	Chief Financial Officer	May 15, 2023
Patricia Madaris	(principal financial officer and principal accounting officer)

/s/ Peter O’Heeron	Chairman of the Board	May 15, 2023
Peter O’Heeron

/s/ Boyd Gordon	Director	May 15, 2023
Boyd Gordon

/s/ Bernard Guarnera	Director	May 15, 2023
Bernard Guarnera

/s/ Nicholas Hemmerly	Director	May 15, 2023
Nicholas Hemmerly

