Form 10-Q
period 2023-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2023-06-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,828,052 common shares as of June 14, 2023.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	April 30,	January 31,
	2023	2023

Assets

Current assets:
Cash and cash equivalents	$6,109	$32,616
Prepaid expenses and other current assets	31,594	6,540
Total current assets	37,703	39,156

Noncurrent assets:
Property and equipment, net	20,430	21,888
Total noncurrent assets	20,430	21,888

Total assets	$58,133	$61,044

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$211,571	$218,954
Accrued expenses to related party	66,205	66,205
Advances from related party	5,000	5,000
Note payable	24,850	2,754
Notes payable to related party	51,579	50,000
Convertible promissory note, net of unamortized debt discount of $39,582 and $33,760	115,014	92,624
Current portion of long-term debt - SBA	1,693	1,782
Derivative liabilities	99,080	172,393
Total current liabilities	574,992	609,712

Long-term:
Long-term debt - SBA, net of current portion	30,499	30,618
Total long-term liabilities	30,499	30,618

Total liabilities	605,491	640,330

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 200,000 authorized; 102,000 shares issued and outstanding	1	1
Common stock - $.00001 par value; 74,800,000 authorized; 20,172,429 and 18,671,159 shares issued and outstanding, respectively	202	186
Additional paid-in capital	57,092,095	56,941,222
Subscription receivable	(117,850)	(117,468)
Accumulated deficit	(57,521,806)	(57,403,227)
Total stockholders’ deficit	(547,358)	(579,286)

Total liabilities and stockholders’ deficit	$58,133	$61,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	April 30
	2023	2022

Revenues	$-	$-
Expenses:
Geological and geophysical costs	6,065	676
Salaries and benefits	45,914	43,770
Professional services	40,963	28,784
General and administrative	41,733	35,985
Net operating expenses	134,675	109,215
Loss from operations	(134,675)	(109,215)

Other income (expense):
Interest expense	(47,006)	(40,034)
Gain on forgiveness of SBA loan	-	32,851
Gain on settlement of debt	-	998,284
Gain (loss) on change in fair value of derivative liabilities	63,102	(70,048)
Total other income, net	16,096	921,053
Net income (loss)	$(118,579)	$811,838

Net income (loss) per share of common stock - basic	$(0.01)	$0.06
Net income (loss) per share of common stock - diluted	$(0.01)	$0.06

Weighted average shares outstanding - basic	19,240,464	13,475,455
Weighted average shares outstanding - diluted	19,240,464	13,475,455

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended April 30, 2023 and 2022

(Unaudited)

	Class A Common Stock		Common Stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2023	102,000	$1	18,671,159	$186	$(117,468)	$56,941,222	$(57,403,227)	$(579,286)
Receipt of subscription receivable	-	-	-	-	16,368	-	-	16,368
Cashless exercise of options	-	-	250,000	3	(16,750)	16,747	-	-
Shares issued for conversion of notes	-	-	1,251,270	13	-	70,930	-	70,943
Stock based compensation	-	-	-	-	-	19,265	-	19,265
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	43,931	-	43,931
Net loss for the three months ended April 30, 2023	-	-	-	-	-	-	(118,579)	(118,579)
Balance, April 30, 2023	102,000	$1	20,172,429	$202	$(117,850)	$57,092,095	$(57,521,806)	$(547,358)
Balance, January 31, 2022	102,000	$1	13,458,752	$135	$-	$56,503,616	$(57,968,822)	$(1,465,070)
Shares issued for conversion of notes	-	-	144,304	1	-	44,999	-	45,000
Options issued related to settlement agreement	-	-	-	-	-	44,706	-	44,706
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(731,226)	-	(731,226)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	22,712	-	22,712
Net income for the three months ended April 30, 2022	-	-	-	-	-	-	811,838	811,838
Balance, April 30, 2022	102,000	$1	13,603,056	$136	$-	$55,884,807	$(57,156,984)	$(1,272,040)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April. 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(118,579)	$811,838
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,458	1,458
Stock based compensation	19,265	-
Amortization of debt discounts	45,248	34,486
(Gain) loss on change in fair value of derivative liabilities	(63,102)	70,048
Gain on forgiveness of SBA loan	-	(32,851)
Gain on settlement of debt	-	(998,284)
Changes in assets and liabilities:
Prepaid expenses	(204)	7,199
Accounts payable and accrued liabilities	(3,999)	(1,779)
Cash flows used in operating activities:	(119,913)	(107,885)

Cash flows from financing activities:
Proceeds from notes payable, related party	-	127,000
Payments on notes payable	(2,962)	-
Proceeds from convertible promissory notes	80,000	-
Receipt of subscription receivable	16,368	-
Net cash provided by financing activities	93,406	127,000

Increase (decrease) in cash and cash equivalents	(26,507)	19,115
Cash and cash equivalents, beginning of period	32,616	102,741
Cash and cash equivalents, end of period	$6,109	$121,856

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$43,931	$22,712
Reclass of APIC to derivative liabilities for tainted warrants	$-	$731,226
Debt discounts due to derivative liabilities	$33,720	$36,890
Common stock issued for conversion of debt and interest	$70,943	$45,000
Expenses paid by related party on behalf of the Company	$1,579	$-
Prepaid insurance financed with note payable	$24,850	$24,750
Cashless exercise of warrants	$16,750	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2023 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”) on May 16, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2023, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at April 30, 2023	$99,080	-	-	$99,080
Warrant and convertible note derivative liabilities at January 31, 2023	$172,393	-	-	$172,393

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

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net income (loss) per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation.

During the three months ended April 30, 2023 and 2022, the impact of 373,760 and 264,010 of stock options, 2,256,070 and 2,164,167 of warrants, and 357,905 and 119,639 shares issuable from convertible notes, respectively, were excluded from the calculation as their impact would be anti-dilutive.

Reclassification

Certain reclassifications have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 4 – Related Party Transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the three months ended April 30, 2023 and 2022.

Accrued Expenses

As of April 30, 2023, and January 31, 2023, we had a balance of accrued unpaid wages and vacation of $66,205 to Patricia Madaris, VP Finance & CFO.

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the three months ended April 30, 2023, Mr. Gross paid $1,579 of expenses on the Company’s behalf. On February 23, 2023, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $51,579. The note bears interest at 10% and matures on January 31, 2024. As of April 30, 2023 and January 31, 2023, the note payable related party balance was $51,579 and $50,000, respectively.

Other

On March 13, 2023, the Company granted 250,000 options to the CEO. The options expire ten years following issuance and have an exercise price of $0.067. The options vested upon issuance and have a total fair value of $16,750. On the same day, the Company issued a note agreement to the CEO totaling $16,750 and the CEO exercised the 250,000 options. The note bears interest of 3.15% per annum, is due on March 15, 2028 and was recorded as a subscription receivable. As of April 30, 2023 and January 31, 2023, the subscription receivable was $117,850 and $117,468, respectively.

NOTE 5 – Stock Options

Qualified and non-qualified incentive stock options outstanding at April 30, 2023 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2023	313,760	$6.53
Granted	310,000	0.07
Expired	-	-
Exercised	(250,000)	0.07
Outstanding, April 30, 2023	373,760	$5.49

Exercisable, April 30, 2023	373,760	$5.49

These options had a weighted average remaining life of 11.63 years and an aggregate intrinsic value of $0 as of April 30, 2023.

On June 21, 2022, the Company entered into an agreement with an advisor to advise its executive management on strategic partnerships, investments, and other undertakings of material value to the Company. As compensation, the Company granted the advisor monthly stock options of 20,000 for a term of three months. The options have a strike price equal to the closing price per share on the day the options are issued and expire in one year. During the three months ended April 30, 2023, the Company granted of 60,000 options to consultants. The exercise price of the options ranges from $0.05 to $0.093. The total fair value of these option grants at issuance was $3,910. During the three months ended April 30, 2023, the Company recognized $2,513 of expense related to these options. At April 30, 2023, the Company had $2,616 of unrecognized expenses related to outstanding options.

NOTE 6 – Warrants

As of April 30, 2022, there were 2,256,070 purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.22 years and a weighted average exercise price of $0.82 per warrant for one common share. The warrants had no aggregate intrinsic value as of April 30, 2023.

Stock warrants outstanding at April 30, 2023 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2023	2,256,070	$1.08
Issued	-	-
Expired	-	-
Exercised	-	-
Outstanding, April 30, 2023	2,256,070	$1.08

Exercisable, April 30, 2023	1,748,538	$0.82

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the three months ended April 30, 2023, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 133% to 272% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 6% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the three months ended April 30, 2023 a derivative liability of $33,720 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $33,720 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended April 30, 2023, was $19,308. The remaining unamortized debt discount related to the derivative liability was $14,412 as of April 30, 2023.

During the three months ended April 30, 2023, the Company recorded $43,931 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liabilities as a gain of $63,102 to reflect the value of the derivative liabilities for warrants and convertible notes as of April 30, 2023.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Three months ended April 30,
	2023	2022
Beginning balance	$172,393	$-
Total (gain) loss	(63,102)	70,048
Settlements	(43,931)	(22,712)
Additions recognized as debt discount	33,720	36,890
Additions due to tainted warrants	-	731,226
Ending balance	$99,080	$815,452

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(63,102)	$70,048

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30, 2023	January 31, 2023

8% convertible note payable issued July 2022, due July 2023	$–	$30,138
8% convertible note payable issued September 2022, due September 2023	6,138	45,138
8% convertible note payable issued November 2022, due November 2023	51,108	51,108
8% convertible note payable issued February 2023, due February 2024	48,675	-
8% convertible note payable issued March 2023, due March 2024	48,675	–
	154,596	126,384
Less debt discount	(39,582)	(33,760)
Less current portion of convertible notes	(115,014)	(92,624)
Long-term convertible notes payable	$-	$-

On February 3, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “February 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on February 2, 2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On March 27, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “March 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on March 25,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

During the three months ended April 30, 2023 and 2022, the Company recorded debt discounts of $33,720 and $36,890, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $17,350 and $19,300, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $45,248 and $34,486 for the three months ended April 30, 2023 and 2022, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 18, 2021 (extended to December 18, 2022).

In April 2022, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,400 for a one year policy period. The Company financed $24,750 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,871, at an annual interest rate of 10.45%. During the three months ended April 30, 2023, the note balance was paid in full.

In April 2023, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,500 for a one year policy period. The Company financed $24,850 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,909, at an annual interest rate of 12.70%.

As of April 30, 2023, the notes payable, net balance was $57,042, which include term long notes payable of $30,499 and current portion of notes payable of $26,543, with accrued interest of $3,177. As of January 31, 2023, the notes payable, net balance was $35,154, which include term long notes payable of $30,618 and current portion of notes payable of $4,536, with accrued interest of $2,907.

NOTE 9 – Stockholders’ deficit

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

During the three months ended April 30, 2023, the Company issued a total of 1,251,270 shares of our common stock for conversions of $69,138 in principal and $1,805 of interest on convertible notes payable at exercise prices ranging from $0.0410 to $0.0888.

NOTE 10 – Commitments and contingencies

We currently rent storage space for $105 per month in Tombstone, Arizona on a month-to-month basis.

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

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $29,309.

NOTE 11 – Subsequent events

On May 15, 2023, the Company issued a total of 212,380 shares of our common stock for conversions of $6,138 in principal and $1,806 in accrued interest for the September 2022 Note at the exercise price $0.0374.

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of common stock. Upon signing the agreement, the Company issued 978,300 shares of common stock and will recognize the expense over the twelve-month service period. The shares of common stock will be subject to a six-month hold period from the date of issuance.

On June 9, 2023, the Company issued 464,943 units to the Chairman of the Board for $25,000 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $0.0728 per share. The warrants expire three years from the date of issuance.

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

On August 20, 2021, the Company executed a financing agreement for the purpose of drilling for the Red Rock Canyon Gold Project, in Cochise County, Arizona. The agreement allows for a $1,000,000 common stock purchase agreement (the “Purchase Agreement”) and a $1,000,000 warrant agreement (the “Warrant Agreement,” together “the Agreements”) with Triton Funds LP (“Triton”) of San Diego, California under an S1 registration now effective. As of December 31, 2022, the purchase agreement expired.

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

SK 1300 Regulation

Liberty Star has performed many hours of field work mapping and sampling on our Red Rock Canyon Gold Project and although we do not have drilling core to prove results, we have through analysis of Geochem sampling, evidence of an anomaly “material of economic interest”. Please see exhibit 6 with our RRC Technical report prepared by a qualified person for more details and analysis.

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

Results of Operations

Material Changes in Financial Condition for the Three-Month Period Ended April 30, 2023

We had cash and cash equivalents in the amount of $6,109 as of April 30, 2023, compared to $32,616 as of January 31, 2023. We had negative working capital of $537,289 as of April 30, 2023, compared to $570,556 as of January 31, 2023. We used $119,913 of net cash in operating activities during the three months ended April 30, 2023, which was utilized primarily for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three -Month Periods Ended April 30, 2023 and 2022

We had a net loss of $118,579 for the three months ended April 30, 2023, compared to a net income of $811,838 for the three months ended April 30, 2022. The change in net loss was primarily due to a gain on settlement of debt of $998,284 related to the settlement with James Briscoe recorded in the prior year.

During the three months ended April 30, 2023, we had a increase of $5,389 in geological and geophysical expense compared to the three months ended April 30, 2022, due primarily to an increase in geologist fees and filing fees for the three month period. During the three months ended April 30, 2023, we had an increase of $2,144 in salaries and benefit expense compared to the three months ended April 30, 2022, due to an increase in wages, benefits and reimbursements. During the three months ended April 30, 2023, we had an increase of $12,179 in professional services compared to the three months ended April 30, 2022, due primarily to an increase in the contractor fees. We had an increase in general and administrative expenses of $5,748 during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022 which was due to an increase in stock-based compensation. We had an increase in interest expense of $6,972 during the three months ended April 30, 2023 as compared to the three months ended April 30, 2022, due primarily to an increase in convertible notes payable. We had a gain of $63,102 and a loss of $70,048 on change in fair value of derivative liability for the three months ended April 30, 2023 and 2022, respectively, due primarily to the changes in derivative liability activity during the periods.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $6,109 as of April 30, 2023. We had negative working capital of $537,289 as of April 30, 2023. We used cash in operating activities of $119,913 for the nine months ended April 30, 2023. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On February 3, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “February 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on February 2, 2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

On March 27, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “March 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on March 25, 2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2023, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended April 30, 2023, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2023, the Company issued a total of 169,875 shares of our common stock for conversions of $15,000 in principal for the July 2022 Note at the exercise price $0.0883.

On February 13, 2023, the Company issued a total of 190,800 shares of our common stock for conversions of $15,138 in principal and $1,805 of accrued interest for the July 2022 Note at the exercise price $0.0888.

On April 3, 2023, the Company issued a total of 272,109 shares of our common stock for conversions of $12,000 in principal for the September 2022 Note at the exercise price $0.0441.

On April 17, 2023, the Company issued a total of 252,632 shares of our common stock for conversions of $12,000 in principal for the September 2022 Note at the exercise price $0.0475.

On April 28, 2023, the Company issued a total of 365,854 shares of our common stock for conversions of $15,000 in principal for the July 2022 Note at the exercise price $0.0410.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.1 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
10.4	Convertible Promissory Note issued to Geneva Roth Remark Holdings Inc. dated October 8, 2021 (incorporated by reference to Exhibit 3.25 to our current report on Form 8-K, filed with the SEC on October 14, 2021).
10.5	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated November 15, 2021 (incorporated by reference to Exhibit 3.27 to our current report on Form 8-K, filed with the SEC on November 23, 2021).
10.6	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated December 21, 2021 (incorporated by reference to Exhibit 3.29 to our current report on Form 8-K, filed with the SEC on December 29, 2021).
10.7	Convertible Promissory Note issued to Sixth Street Lending LLC dated February 7, 2022 (incorporated by reference to Exhibit 3.31 to our current report on form 8-K, filed with the SEC on February 14, 2022).
10.8	Convertible Promissory Note issued to Sixth Street Lending LLC dated April 25, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on April 2, 2022).
10.9	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on July 22, 2022).
10.10	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated September 28, 2022 (incorporated by reference to Exhibit 3.34 to our current report on form 8-K, filed with the SEC on October 6, 2022).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated November 23, 2022 (incorporated by reference to Exhibit 3.35 to our current report on form 8-K, filed with the SEC on December 9, 2022).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated February 2, 2023 (incorporated by reference to Exhibit 3.36 to our current report on form 8-K, filed with the SEC on February 7, 2023).
10.13	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 24, 2023, (incorporated by reference to Exhibit 3.37 to our current report on form 8-K, filed with the SEC on March 29, 2023).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1, filed with the SEC on March 13, 2004).
21.1	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
96.1	Technical Report Summary – Red Rock Canyon Gold Project
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File

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

Date: June 14, 2023

