Form 10-Q
period 2023-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2023-09-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,470,167 common shares as of September 14, 2023.

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

Our consolidated financial statements are stated in United States Dollars (“US$”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms “we”, “us”, “the Company”, and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Hay Mountain Holdings, LLC, Earp Ridge Mines LLC and Red Rock Mines LLC, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	July 31,	January 31,
	2023	2023

Assets

Current assets:
Cash and cash equivalents	$82,058	$32,616
Prepaid expenses and other current assets	24,458	6,540
Total current assets	106,516	39,156

Noncurrent assets:
Property and equipment, net	18,971	21,888
Total noncurrent assets	18,971	21,888

Total assets	$125,487	$61,044

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$211,268	$218,954
Accrued expenses to related party	66,205	66,205
Advances from related party	5,000	5,000
Note payable	16,827	2,754
Notes payable to related party	86,579	50,000
Convertible promissory note, net of unamortized debt discount of $10,101 and $33,760	87,249	92,624
Current portion of long-term debt - SBA	1,930	1,782
Derivative liability	-	172,393
Total current liabilities	475,058	609,712

Long-term:
Long-term debt - SBA, net of current portion	30,187	30,618
Total long-term liabilities	30,187	30,618

Total liabilities	505,245	640,330

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 102,000 shares issued and outstanding	1	1
Common stock - $.00001 par value; 74,500,000 authorized; 26,383,580 and 18,671,159 shares issued and outstanding, respectively	264	186
Additional paid-in capital	57,463,012	56,941,222
Subscription receivable	(117,850)	(117,468)
Accumulated deficit	(57,725,185)	(57,403,227)
Total stockholders’ deficit	(379,758)	(579,286)

Total liabilities and stockholders’ deficit	$125,487	$61,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	July 31		July 31
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	7,623	36,830	13,688	37,506
Salaries and benefits	50,768	40,980	96,682	84,750
Professional services	46,570	69,187	87,533	97,971
General and administrative	36,696	187,031	78,429	223,016
Net operating expenses	141,657	334,028	276,332	443,243
Loss from operations	(141,657)	(334,028)	(276,332)	(443,243)

Other income (expense):
Interest expense	(74,298)	(91,757)	(121,304)	(131,791)
Other income	1,239	-	1,239	-
Gain on forgiveness of SBA loan	-	-	-	32,851
Gain on settlement of debt	-	-	-	998,284
Gain on change in fair value of derivative liability	11,337	370,745	74,439	300,697
Total other income (expense), net	(61,722)	278,988	(45,626)	1,200,041
Net income (loss)	$(203,379)	$(55,040)	$(321,958)	$756,798

Net income (loss) per share of common stock - basic	$(0.01)	$(0.00)	$(0.02)	$0.05
Net income (loss) per share of common stock - diluted	$(0.01)	$(0.00)	$(0.02)	$0.05

Weighted average shares outstanding - basic	22,328,160	14,223,102	20,806,755	13,854,141
Weighted average shares outstanding - diluted	22,328,160	14,223,102	20,806,755	19,973,780

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended July 31, 2023 and 2022

(Unaudited)

						Additional		Total
	Class A Common Stock		Common Stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2023	102,000	$1	18,671,159	$186	$(117,468)	$56,941,222	$(57,403,227)	$(579,286)
Receipt of subscription receivable	-	-	-	-	16,368	-	-	16,368
Cashless exercise of options	-	-	250,000	3	(16,750)	16,747	-	-
Shares issued for conversion of notes	-	-	1,251,270	13	-	70,930	-	70,943
Stock based compensation	-	-	-	-	-	19,265	-	19,265
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	43,931	-	43,931
Net loss for the three months ended April 30, 2023	-	-	-	-	-	-	(118,579)	(118,579)
Balance, April 30, 2023	102,000	1	20,172,429	202	(117,850)	57,092,095	(57,521,806)	(547,358)
Issuance of common stock and warrants in private placement	-	-	3,542,778	35	-	159,965	-	160,000
Shares issued for conversion of notes	-	-	1,690,073	17	-	61,078	-	61,095
Stock based compensation	-	-	978,300	10	-	24,354	-	24,364
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	125,520	-	125,520
Net loss for the three months ended July 31, 2023	-	-	-	-	-	-	(203,379)	(203,379)
Balance, July 31, 2023	102,000	$1	26,383,580	$264	$(117,850)	$57,463,012	$(57,725,185)	$(379,758)

Balance, January 31, 2022	102,000	$1	13,458,752	$135	$-	$56,503,616	$(57,968,822)	$(1,465,070)
Shares issued for conversion of notes	-	-	144,304	1	-	44,999	-	45,000
Options issued related to settlement agreement	-	-	-	-	-	44,706	-	44,706
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(731,226)	-	(731,226)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	22,712	-	22,712
Net income for the three months ended April 30, 2022	-	-	-	-	-	-	811,838	811,838
Balance, April 30, 2022	102,000	1	13,603,056	136	-	55,884,807	(57,156,984)	(1,272,040)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	13,298	-	-	5,000	-	5,000
Issuance of common shares for subscription receivable	-	-	1,109,804	11	-	187,019	-	187,030
Shares issued for conversion of notes	-	-	539,895	5	-	141,015	-	141,020
Stock based compensation	-	-	500,000	5	-	16,372	-	16,377
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(1,855)	-	(1,855)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	55,762	-	55,762
Net loss for the three months ended July 31, 2022	-	-	-	-	-	-	(55,040)	(55,040)
Balance, July31, 2022	102,000	$1	15,766,053	$157	$-	$56,288,120	$(57,212,024)	$(923,746)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	July 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(321,958)	$756,798
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	2,917	2,917
Stock based compensation	43,629	163,177
Amortization of debt discounts	112,505	120,976
Gain loss on change in fair value of derivative liabilities	(74,439)	(300,697)
Gain on forgiveness of SBA loan	-	(32,851)
Gain on settlement of debt	-	(998,284)
Changes in assets and liabilities:
Prepaid expenses	6,932	15,549
Accounts payable and accrued expenses	(452)	(5,709)
Accrued interest	-	4,720
Cash flows used in operating activities:	(230,866)	(273,404)

Cash flows from financing activities:
Repayments of advances, related party	-	(150)
Proceeds from advances, related party	-	17,050
Proceeds from notes payable, related party	35,000	-
Payments on notes payable	(11,060)	(10,792)
Proceeds from convertible promissory notes	80,000	162,000
Proceeds from the issuance of common stock and warrants in private placement	160,000	5,000
Receipt of subscription receivable	16,368	-
Net cash provided by financing activities	280,308	173,108

Increase (decrease) in cash and cash equivalents	49,442	(100,296)
Cash and cash equivalents, beginning of period	32,616	102,741
Cash and cash equivalents, end of period	$82,058	$2,445

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$169,451	$78,474
Reclass of APIC to derivative liabilities for tainted warrants	$-	$733,081
Debt discounts due to derivative liabilities	$71,497	$104,886
Common stock issued for conversion of debt and interest	$132,038	$186,020
Expenses paid by related party on behalf of the Company	$1,579	$1,946
Prepaid insurance financed with note payable	$24,850	$24,750
Issuance of common shares for subscription receivable	$-	$187,030
Cashless exercise of warrants	$16,750	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2023 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”) on May 16, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2023, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2023, are not necessarily indicative of the results to be expected for the full year.

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

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financing, debt financings or joint venture agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – Summary of Significant Accounting Policies

Fair Value

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at July 31, 2023	$-	-	-	$-
Warrant and convertible note derivative liabilities at January 31, 2023	$172,393	-	-	$172,393

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

During the six months ended July 31, 2023 and 2022, the impact of 583,760 and 304,010 of stock options, 4,027,459 and 2,170,816 of warrants, and 0 and 132,658 shares issuable from convertible notes, respectively, were excluded from the calculation as their impact would be anti-dilutive.

Reclassification

Certain reclassifications have been made to our January 31, 2023 consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 4 – Related Party Transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the six months ended July 31, 2023 and 2022.

Accrued Expenses

As of July 31, 2023, and January 31, 2023, we had a balance of accrued unpaid wages and vacation of $66,205 to Patricia Madaris, VP Finance & CFO.

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the six months ended July 31, 2023, the Company received cash proceeds of $35,000 and Mr. Gross paid $1,579 of expenses on the Company’s behalf. During the six months ended July 31, 2023, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. As of July 31, 2023 and January 31, 2023, the note payable related party balance was $86,579 and $50,000, respectively.

Other

On March 13, 2023, the Company granted 250,000 options to the CEO. The options expire ten years following issuance and have an exercise price of $0.067. The options vested upon issuance and have a total fair value of $16,750. On the same day, the Company issued a note agreement to the CEO totaling $16,750 and the CEO exercised the 250,000 options. The note bears interest of 3.15% per annum, is due on March 15, 2028 and was recorded as a subscription receivable. As of July 31, 2023 and January 31, 2023, the subscription receivable was $117,850 and $117,468, respectively.

On June 22, 2023, the Company granted 150,000 options to a member of the board of directors. The options expire ten years following issuance and have an exercise price of $0.059. The options vest 50% upon issuance and the remaining 50% on July 1, 2024 and have a total fair value of $8,850. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.0590, Exercise price, $0.0590, Term 10 years, Volatility 173%, and Discount rate 3.8% and a dividend yield of 0%.

During the six months ended July 31, 2023, the Company issued 3,066,440 units to the Chairman of the Board for $140,000 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have relative fair value of $50,342. Each warrant allows the holder to purchase one share of our common stock at a price ranging from $0.0419 -$0.0753 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes model with the following range of key assumptions: fair value stock price, $0.0413 - $0.0637 , Exercise price, $0.0419 -$0.0753, Term 3 years, Volatility 164% - 165%, and Discount rate 4.23% - 4.52% and a dividend yield of 0%.

NOTE 5 – Stock Options

Qualified and non-qualified incentive stock options outstanding at July 31, 2023 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2023	313,760	$6.53
Granted	520,000	0.07
Expired	-	-
Exercised	(250,000)	0.07
Outstanding, July 31, 2023	583,760	$3.53

Exercisable, July 31, 2023	448,760	$4.58

These options had a weighted average remaining life of 10.42 years and an aggregate intrinsic value of $4,890 as of July 31, 2023.

On June 21, 2022, the Company entered into an agreement with an advisor to advise its executive management on strategic partnerships, investments, and other undertakings of material value to the Company. As compensation, the Company granted the advisor monthly stock options of 20,000 for a term of three months. The options have a strike price equal to the closing price per share on the day the options are issued and expire in one year. During the six months ended July 31, 2023, the Company granted 120,000 options to consultants. The exercise price of the options ranges from $0.047 to $0.093. The total fair value of these option grants at issuance was $7,084. During the six months ended July 31, 2023, the Company recognized $5,799 of expense related to these options. At July 31, 2023, the Company had $3,567 of unrecognized expenses related to outstanding options.

NOTE 6 – Warrants

As of July 31, 2023, there were 4,027,459 purchase warrants outstanding and 3,519,927 warrants exercisable. The warrants have a weighted average remaining life of 2.40 years and a weighted average exercise price of $0.63 per warrant for one common share. The warrants had aggregate intrinsic value of $24,147 as of July 31, 2023.

Stock warrants outstanding at July 31, 2023 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2023	2,256,070	$1.08
Issued	1,771,389	0.06
Expired	-	-
Exercised	-	-
Outstanding, July 31, 2023	4,027,459	$0.63

Exercisable, July 31, 2023	3,519,927	$0.44

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the six months ended July 31, 2023, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

The valuation of the derivative liabilities of the warrants was determined through the use of a Monte Carlo option pricing model that values the liability of the warrants based on a risk-neutral valuation where the price of the warrant is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e. “payoff”) of the warrant for each path. These payoffs are then averaged and discounted to a current valuation date resulting in the fair value of the warrant.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities were in the 198% to 239% range. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the market stock price at each valuation date;

●	An event of default would not occur during the remaining term of the note;

●	Conversion of the notes to stock would be completed monthly after any holding period and would be limited based on: 5% of the last 6 months average trading volume and the ownership limit identified in the contract assuming the underlying number of common shares increases at 6% per month.

●	The effective discount was determined based on the historical trading history of the Company based on the specific pricing mechanism in each note;

●	The Company would not have funds available to redeem the notes during the remaining term of the convertible notes;

●	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	The Holder would exercise the warrant after any holding period prior to maturity at target prices starting at 2 times the exercise price for the Warrants or higher subject to monthly limits of: 5% of the last 6 months average trading volume increasing by 1% per month and the ownership limit identified in the contract assuming the underlying number of common shares increases at 1% per month.

Using the results from the model, the Company recorded a derivative liability during the six months ended July 31, 2023 of $71,497 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $71,497 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the six months ended July 31, 2023, was $84,936. The remaining unamortized debt discount related to the derivative liability was $0 as of July 31, 2023.

During the six months ended July 31, 2023, the Company recorded $88,207 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded the change in the fair value of the derivative liabilities as a gain of $74,439 to reflect the value of the derivative liabilities for warrants and convertible notes as of July 31, 2023.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Six months ended July 31,
	2023	2022
Beginning balance	$172,393	$-
Total (gain) loss	(74,439)	(300,697)
Settlements	(88,207)	(78,474)
Additions recognized as debt discount	71,497	104,886
Changes due to tainted (untainted) warrants	(81,244)	733,081
Ending balance	$-	$458,796

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(74,439)	$(300,697)

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31, 2023	January 31, 2023

8% convertible note payable issued July 2022, due July 2023	$–	$30,138
8% convertible note payable issued September 2022, due September 2023	–	45,138
8% convertible note payable issued November 2022, due November 2023	–	51,108
8% convertible note payable issued February 2023, due February 2024	48,675	-
8% convertible note payable issued March 2023, due March 2024	48,675	–
	97,350	126,384
Less debt discount	(10,101)	(33,760)
Less current portion of convertible notes	(87,249)	(92,624)
Long-term convertible notes payable	$-	$-

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

On March 24, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “March 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

During the six months ended July 31, 2023 and 2022, the Company recorded debt discounts of $71,497 and $66,328, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $17,350 and $29,438, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $112,505 and $120,976 for the six months ended July 31, 2023 and 2022, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 18, 2021 (extended to December 18, 2022).

In April 2022, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,400 for a one year policy period. The Company financed $24,750 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,871, at an annual interest rate of 10.45%. During the six months ended July 31, 2023, the note balance was paid in full.

In April 2023, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,500 for a one year policy period. The Company financed $24,850 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,909, at an annual interest rate of 12.70%.

As of July 31, 2023, the notes payable, net balance was $48,944, which include term long notes payable of $30,187 and current portion of notes payable of $18,757, with accrued interest of $3,480. As of January 31, 2023, the notes payable, net balance was $35,154, which include term long notes payable of $30,618 and current portion of notes payable of $4,536, with accrued interest of $2,907.

NOTE 9 – Stockholders’ deficit

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

During the six months ended July 31, 2023, the Company issued a total of 2,941,343 shares of our common stock for conversions of $126,383 in principal and $5,655 of interest on convertible notes payable at exercise prices ranging from $0.0356 to $0.0888.

On July 17, 2023, the Company issued 476,338 units to a shareholder for $20,000 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have relative fair value of $8,632. Each warrant allows the holder to purchase one share of our common stock at a price of $0.0637. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes model with the following key assumptions: fair value stock price, $0.0637, Exercise price, $0.0588, Term 3 years, Volatility 165%, and Discount rate 4.34% and a dividend yield of 0%.

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of common stock. Upon signing the agreement, the Company issued 978,300 shares of common stock and will recognize the expense over the twelve-month service period. The shares of common stock will be subject to a six-month hold period from the date of issuance. During the six months ended recognized $12,229 of expense related to this agreement.

NOTE 10 – Commitments and contingencies

We currently rent storage space for $105 per month in Tombstone, Arizona on a month-to-month basis.

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $165 per claim. The rentals due by September 1, 2023 for the period from September 1, 2023 through September 1, 2024 of $15,345 have been paid.

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

NOTE 11 – Subsequent events

Subsequent to July 31, 2023, the Company issued a total of 1,131,880 shares of our common stock for conversions of $48,675 in principal and $1,947 in interest for the February 2023 Note at the exercise prices ranging from $0.0408- $0.0503.

On August 25, 2023, the Company issued 954,707 units to the Chairman of the Board for $50,000 in cash proceeds and $1,908 of expenses paid on the Company’s behalf. Each unit consists of 1 share of our common stock and ½ warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $0.05437 per share. The warrants expire three years from the date of issuance.

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

Tombstone Super Project (“Tombstone”): Tombstone is located in Cochise County, Arizona and covers the Tombstone caldera and its environs. Within the Tombstone caldera is the Hay Mountain target where we are concentrating our work at this time. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements (“REE’s”). We have not identified any ore reserves to date.

On June 16, 2020, the Company acquired 2 Mineral Exploration Permits (“MEP”) covering 240 acres at Robbers Roost. Which is located 5.89 miles west of the Hay Mountain Project. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” (JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

From July 14th to August 5th, 2020, field mapping was conducted in the Hay Mountain Project area, located 7 km southeast of Tombstone, in Cochise County, Arizona. The purpose of mapping was to identify alteration and veining associated with an inferred porphyry copper system at depth, determine the extent of hydrothermal alteration, and comment on the possible timing of emplaced mineralization. Mapping was conducted at 1:10,000 scale and a total of 183 carbonate vein samples were taken for XRF analysis and UV fluorescence response.

On November 11, 2020, the Company announced the identification of potentially exploitable gold mineralization on its recently acquired Arizona State Land Department Mineral Exploration Permits. Preliminary surface exploration on the Red Rock MEPs advances the Company’s knowledge of the porphyry system signature associated with magnetic highs at, and adjacent to the north of, Target 1, and represent the expansion of biogeochemical, surface rock sampling, and x-ray fluorescence (“XRF”) work continuing at Target 1 and on the anticipated gold halo likely associated with the indicated porphyry center. The Company discovered multiple outcrops of intensely silicified rock in the initial observational field work. These outcrops generally occur in linear features several feet in thickness with multiple features oriented en-echelon with interstitial host country rock of varying horizontal dimension. These outcrops contain densely distributed jasperoids, which, when sampled yield what the Company believes are potentially economically exploitable concentrations of gold. There was a total of 23 representative (1 to 2 kg) rock sample assays. These assays demonstrate gold concentrations ranging from below detection limits of 0.05 ppm in country rock surrounding certain outcrops to a high of 13.55 ppm in direct outcrop samples. Of the 23 assayed samples, nine (9) show gold concentrations of 0.95 ppm or more.

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

Results of Operations

Material Changes in Financial Condition for the Six-Month Period Ended July 31, 2023

We had cash and cash equivalents in the amount of $82,058 as of July 31, 2023, compared to $32,616 as of January 31, 2023. We had negative working capital of $368,542 as of July 31, 2023, compared to $570,556 as of January 31, 2023. We used $230,866 of net cash in operating activities during the six months ended July 31, 2023, which was utilized primarily for working capital. We also utilized our cash funds to continue exploration activities at our Hay Mountain mineral lands by working on geochemical interpretation of the soil, rock chip and vegetation sampling and ZTEM (aeromagnetics and aero electromagnetics). We have been raising capital primarily by issuing convertible promissory notes, related party notes and the sale of common stock. We intend to continue to raise capital from such sources. In addition to seeking sources of funding through the sale of equity, we may seek to enter into joint venture agreements, or other types of agreements with other companies to finance our projects for the long term. Should our properties prove to be commercially viable, we may be in a position to seek debt financing to help build infrastructure, and eventually we may obtain revenues from commercial mining of our properties.

Material Changes in Results of Operations for the Three-Month Periods Ended July 31, 2023 and 2022

We had a net loss of $203,379 for the three months ended July 31, 2023, compared to a net loss of $55,040 for the three months ended July 31, 2022. The change in net loss was primarily due to a change in derivative liability.

During the three months ended July 31, 2023, we had a decrease of $29,207 in geological and geophysical expense compared to the three months ended July 31, 2022, due primarily to a decrease in geologist fees and filing fees for the three month period. During the three months ended July 31, 2023, we had an increase of $9,788 in salaries and benefit expense compared to the three months ended July 31, 2022, due to an increase in wages, benefits and reimbursements. During the three months ended July 31, 2023, we had a decrease of $22,617 in professional services compared to the three months ended July 31, 2022, due primarily to a decrease in the contractor fees. We had a decrease in general and administrative expenses of $150,335 during the three months ended July 31, 2023, as compared to the three months ended July 31, 2022 which was due to a decrease in stock-based compensation. We had a decrease in interest expense of $17,459 during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022, due primarily to conversion of convertible notes payable. We had a gain of $11,337 and $370,745 on change in fair value of derivative liability for the three months ended July 31, 2023 and 2022, respectively.

Material Changes in Results of Operations for the Six-Month Periods Ended July 31, 2023 and 2022

We had a net loss of $321,958 for the six months ended July 31, 2023, compared to a net income of $756,798 for the six months ended July 31, 2022. The change in net loss was primarily due to a gain on settlement of debt of $998,284 related to the settlement with James Briscoe recorded in the prior year.

During the six months ended July 31, 2023, we had a decrease of $23,818 in geological and geophysical expense compared to the six months ended July 31, 2022, due primarily to a decrease in geologist fees and filing fees for the six month period. During the six months ended July 31, 2023, we had an increase of $11,932 in salaries and benefit expense compared to the six months ended July 31, 2022, due to an increase in wages, benefits and reimbursements. During the six months ended July 31, 2023, we had a decrease of $10,438 in professional services compared to the six months ended July 30, 2022, due primarily to a decrease in the contractor fees. We had a decrease in general and administrative expenses of $144,587 during the six months ended July 31, 2023, as compared to the six months ended July 31, 2022 which was due to a decrease in stock-based compensation. We had a decrease in interest expense of $10,487 during the six months ended July 31, 2023 as compared to the six months ended July 31, 2022, due primarily to the conversion of convertible notes payable. We had a gain of $74,439 and $300,697 on change in fair value of derivative liability for the six months ended July 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $82,058 as of July 31, 2023. We had negative working capital of $368,542 as of July 31, 2023. We used cash in operating activities of $230,866 for the six months ended July 31, 2023. We will need additional funds in order to proceed with our planned exploration program.

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

On March 24, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “March 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on March 24, 2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2023, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Mr. Brett Gross, our principal executive officer and Ms. Patricia Madaris, our principal financial officer. Based on this evaluation, Mr. Brett Gross and Ms. Patricia Madaris have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended July 31, 2023, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2023, the Company issued a total of 212,380 shares of our common stock for conversions of $6,138 in principal and $1,805 in interest for the September 2022 Note at the exercise price $0.0374.

On June 5, 2023, the Company issued a total of 421,348 shares of our common stock for conversions of $15,000 in principal for the November 2022 Note at the exercise price $0.0356.

On June 20, 2023, the Company issued a total of 546,448 shares of our common stock for conversions of $20,000 in principal for the November 2022 Note at the exercise price of $0.0366.

On July 3, 2023, the Company issued a total of 509,897 shares of our common stock for conversions of $16,108 in principal and $2,044 in interest for the November 2022 Note at the exercise price $0.0356.

On August 3, 2023, the Company issued a total of 298,211 shares of our common stock for conversions of $15,000 in principal for the February 2023 Note at the exercise price of $0.0503.

On August 14, 2023, the Company issued a total of 328,228 shares of our common stock for conversions of $15,000 in principal for the February 2023 Note at the exercise price of $0.0457.

On September 5, 2023, the Company issued a total of 505,441 shares of our common stock for conversions of $18,675 in principal and $1,947 in interest for the February 2023 Note at the exercise price $0.0408.

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our mine(s) that may be developed in the future would be subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. We do not own any mines in the United States and as a result, this information is not required.

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

Date: September 14, 2023

