Form 10-Q
period 2023-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2023-12-15
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,813,861 common shares as of December 15, 2023.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	October 31,	January 31,
	2023	2023

Assets

Current assets:
Cash and cash equivalents	$721,737	$32,616
Prepaid expenses and other current assets	22,846	6,540
Total current assets	744,583	39,156

Noncurrent assets:
Property and equipment, net	19,262	21,888
Total noncurrent assets	19,262	21,888

Total assets	$763,845	$61,044

Liabilities and Stockholders’ Equity (Deficit)

Current:
Accounts payable and accrued liabilities	$209,113	$218,954
Accrued expenses to related party	81,688	66,205
Advances	17,092	-
Advances from related party	9,520	5,000
Note payable	8,546	2,754
Notes payable to related party	76,828	50,000
Convertible promissory note, net of unamortized debt discount of $0 and $33,760	-	92,624
Current portion of long-term debt - SBA	2,041	1,782
Derivative liability	-	172,393
Total current liabilities	404,828	609,712

Long-term:
Long-term debt - SBA, net of current portion	30,359	30,618
Total long-term liabilities	30,359	30,618

Total liabilities	435,187	640,330

Commitments and Contingencies (Note 10)

Stockholders’ equity (deficit):
Class A common stock - $.00001 par value; 500,000 authorized; 250,000 and 102,000 shares issued and outstanding	3	1
Common stock - $.00001 par value; 74,500,000 authorized; 49,813,861 and 18,671,159 shares issued and outstanding, respectively	498	186
Additional paid-in capital	58,423,801	56,941,222
Subscription receivable	(117,850)	(117,468)
Accumulated deficit	(57,977,794)	(57,403,227)
Total stockholders’ equity (deficit)	328,658	(579,286)

Total liabilities and stockholders’ equity (deficit)	$763,845	$61,044

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	October 31		October 31
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	112,104	31,659	125,792	69,165
Salaries and benefits	55,737	43,169	152,419	127,919
Professional services	33,904	41,120	121,437	139,091
General and administrative	49,422	135,639	127,851	358,655
Net operating expenses	251,167	251,587	527,499	694,830
Loss from operations	(251,167)	(251,587)	(527,499)	(694,830)

Other income (expense):
Interest expense	(88,680)	(73,733)	(209,984)	(205,524)
Other income	1,126	283	2,365	283
Gain on forgiveness of SBA loan	-	-	-	32,851
Gain on disposal of fixed asset	-	5,000	-	5,000
Gain on settlement of debt	-	-	-	998,284
Gain on change in fair value of derivative liability	86,112	190,152	160,551	490,849
Total other income (expense), net	(1,442)	121,702	(47,068)	1,321,743
Net income (loss)	$(252,609)	$(129,885)	$(574,567)	$626,913

Net income (loss) per share of common stock - basic	$(0.01)	$(0.01)	$(0.02)	$0.04
Net income (loss) per share of common stock - diluted	$(0.01)	$(0.01)	$(0.02)	$0.04

Weighted average shares outstanding - basic	32,289,211	16,505,728	24,676,301	14,748,380
Weighted average shares outstanding - diluted	32,289,211	16,505,728	24,676,301	15,236,192

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the nine months ended October 31, 2023 and 2022

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)

Balance, January 31, 2023	102,000	$1	18,671,159	$186	$(117,468)	$56,941,222	$(57,403,227)	$(579,286)
Receipt of subscription receivable	-	-	-	-	16,368	-	-	16,368
Cashless exercise of options	-	-	250,000	3	(16,750)	16,747	-	-
Shares issued for conversion of notes	-	-	1,251,270	13	-	70,930	-	70,943
Stock based compensation	-	-	-	-	-	19,265	-	19,265
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	43,931	-	43,931
Net loss for the three months ended April 30, 2023	-	-	-	-	-	-	(118,579)	(118,579)
Balance, April 30, 2023	102,000	1	20,172,429	202	(117,850)	57,092,095	(57,521,806)	(547,358)
Issuance of common stock and warrants in private placement	-	-	3,542,778	35	-	159,965	-	160,000
Shares issued for conversion of notes	-	-	1,690,073	17	-	61,078	-	61,095
Stock based compensation	-	-	978,300	10	-	24,354	-	24,364
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	125,520	-	125,520
Net loss for the three months ended July 31, 2023	-	-	-	-	-	-	(203,379)	(203,379)
Balance, July 31, 2023	102,000	1	26,383,580	264	(117,850)	57,463,012	(57,725,185)	(379,758)
Issuance of common stock and warrants in private placement	398,000	4	20,454,707	205	-	851,201	-	851,410
Shares issued for conversion of notes	-	-	2,725,574	27	-	101,215	-	101,242
Shares exchanged	(250,000)	(2)	250,000	2	-	-	-	-
Stock based compensation	-	-	-	-	-	19,614	-	19,614
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	(11,241)	-	(11,241)
Net loss for the three months ended October 31, 2023	-	-	-	-	-	-	(252,609)	(252,609)
Balance, October 31, 2023	250,000	$3	49,813,861	$498	$(117,850)	$58,423,801	$(57,977,794)	$328,658

Balance, January 31, 2022	102,000	$1	13,458,752	$135	$-	$56,503,616	$(57,968,822)	$(1,465,070)
Shares issued for conversion of notes	-	-	144,304	1	-	44,999	-	45,000
Options issued related to settlement agreement	-	-	-	-	-	44,706	-	44,706
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(731,226)	-	(731,226)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	22,712	-	22,712
Net income for the three months ended April 30, 2022	-	-	-	-	-	-	811,838	811,838
Balance, April 30, 2022	102,000	1	13,603,056	136	-	55,884,807	(57,156,984)	(1,272,040)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	13,298	-	-	5,000	-	5,000
Issuance of common shares for subscription receivable	-	-	1,109,804	11	-	187,019	-	187,030
Shares issued for conversion of notes	-	-	539,895	5	-	141,015	-	141,020
Stock based compensation	-	-	500,000	5	-	163,172	-	163,177
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(1,855)	-	(1,855)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	55,762	-	55,762
Net loss for the three months ended July 31, 2022	-	-	-	-	-	-	(55,040)	(55,040)
Balance, July 31, 2022	102,000	1	15,766,053	157	-	56,434,920	(57,212,024)	(776,946)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	26,738	-	-	5,000	-	5,000
Shares issued for conversion of notes	-	-	904,961	9	-	114,511	-	114,520
Cashless exercise of options	-	-	674,000	7	(101,100)	101,093	-	-
Stock based compensation	-	-	-	-		104,226	-	104,226
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(1,211)	-	(1,211)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	39,858	-	39,858
Net loss for the three months ended October 31, 2022	-	-	-	-	-	-	(129,885)	(129,885)
Balance, October 31, 2022	102,000	$1	17,371,752	$173	$(101,100)	$56,798,397	$(57,341,909)	$(644,438)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	October 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(574,567)	$626,913
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,534	4,375
Stock based compensation	63,243	267,403
Amortization of debt discounts	197,477	192,931
Gain loss on change in fair value of derivative liabilities	(160,551)	(490,849)
Gain on forgiveness of SBA loan	-	(32,851)
Gain on settlement of debt	-	(998,284)
Gain on disposal of fixed asset	-	(5,000)
Changes in assets and liabilities:
Prepaid expenses	8,544	23,620
Accounts payable and accrued expenses	37,017	(18,505)
Cash flows used in operating activities:	(424,303)	(430,247)

Cash flows from investing activities:
Proceeds from sale of equipment	-	5,000
Cash flows provided by investing activities:	-	5,000

Cash flows from financing activities:
Repayments of advances, related party	-	(18,996)
Proceeds from advances, related party	1,363	19,550
Proceeds from notes payable, related party	35,000	-
Payments on notes payable	(19,058)	(16,346)
Proceeds from convertible promissory notes	80,000	197,000
Proceeds from the issuance of common stock and warrants in private placement	999,751	192,030
Receipt of subscription receivable	16,368	-
Net cash provided by financing activities	1,113,424	373,238

Increase (decrease) in cash and cash equivalents	689,121	(52,009)
Cash and cash equivalents, beginning of period	32,616	102,741
Cash and cash equivalents, end of period	$721,737	$50,732

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$1,999	$942

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$156,309	$118,332
Reclass of APIC to derivative liabilities for tainted warrants	$1,901	$734,292
Debt discounts due to derivative liabilities	$146,368	$168,080
Common stock issued for conversion of debt and interest	$233,280	$300,540
Expenses paid by related party on behalf of the Company	$4,736	$4,446
Prepaid insurance financed with note payable	$24,850	$24,750
Shares issued for settlement of liability	$-	$5,000
Cashless exercise of warrants	$16,750	$101,100
Non-cash equipment addition	$1,908	$-
Non-cash payment on note payable, related party	$9,751	$-
Expenses paid on behalf of the Company	$17,092	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2023 as filed with the SEC under the Securities and Exchange Act of 1934 (the “Exchange Act”) on May 16, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2023, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2023, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – Going Concern

The Company has a history of and expects to continue to report stockholders’ deficit, negative cash flows from operations and loss from operations. Additional funds are required for further exploratory activity and to maintain its claims prior to attaining a revenue generating status. There are no assurances that a commercially viable mineral deposit exists on any of our properties. In addition, the Company may not find sufficient ore reserves to be commercially mined. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is working to secure additional funds through the exercise of stock warrants already outstanding, equity financing, debt financing or joint venture agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at October 31, 2023	$-	-	-	$-
Warrant and convertible note derivative liabilities at January 31, 2023	$172,393	-	-	$172,393

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

During the nine months ended October 31, 2023 and 2022, the impact of 658,760 and 178,760 of stock options, 14,254,813 and 2,184,185 of warrants, and 0 and 487,812 shares issuable from convertible notes, respectively, were excluded from the calculation as their impact would be anti-dilutive.

Reclassification

Certain reclassifications have been made to our January 31, 2023 consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 4 – Related Party Transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018 and received no compensation for these services during the nine months ended October 31, 2023 and 2022. On September 29, 2023, Mr. Gross resigned from his position as President and Chief Executive Officer of the Company. Patricia Madaris, VP Finance and Chief Financial Officer will serve as the Interim Chief Executive Officer.

Advances

During the nine months ended October 31, 2023, the Company received cash advances of $1,363 from a related party and a board member paid $3,157 of expenses on the Company’s behalf . As of October 31, 2023 and January 31, 2023, the advances, related party balance was $9,520 and $5,000, respectively.

Accrued Expenses

As of October 31, 2023, and January 31, 2023, we had a balance of accrued unpaid wages and vacation of $81,688 and $66,205 to Patricia Madaris, VP Finance & CFO, respectively. Subsequent to October 31, 2023, the balance was settled in full by the Company.

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the nine months ended October 31, 2023, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. During the nine months ended October 31, 2023, the Company received cash proceeds of $35,000, non-cash payment on the note of $9,751 and Mr. Gross paid $1,579 of expenses on the Company’s behalf. As of October 31, 2023 and January 31, 2023, the note payable related party balance was $76,828 and $50,000, respectively.

Class A Shares

On September 19, 2023, the Company entered into an agreement to issue a total of 199,000 shares of its Class A shares to Mr. Gross. The aggregate consideration paid for the Class A Shares was $9,781. The consideration was paid by offsetting the purchase price against the Company’s note payable of Mr. Gross. On September 29, 2023, Mr. Gross resigned from his position as President and Chief Executive Officer of the Company. Due to the resignation, the Company exchanged 250,000 shares of Class A common stock owned by Mr. Gross into 250,000 shares of common stock.

On September 19, 2023, the Company entered into an agreement to issue a total of 199,000 shares of its Class A shares to Chairman of the Board for cash proceeds of $9,751.

Other

On March 13, 2023, the Company granted 250,000 options to the CEO. The options expire ten years following issuance and have an exercise price of $0.067. The options vested upon issuance and have a total fair value of $16,750. On the same day, the Company issued a note agreement to the CEO totaling $16,750 and the CEO exercised the 250,000 options. The note bears interest of 3.15% per annum, is due on March 15, 2028 and was recorded as a subscription receivable. As of October 31, 2023 and January 31, 2023, the subscription receivable was $117,850 and $117,468, respectively.

On June 22, 2023, the Company granted 150,000 options to a member of the board of directors. The options expire ten years following issuance and have an exercise price of $0.059. The options vest 50% upon issuance and the remaining 50% on July 1, 2024 and have a total fair value of $8,850. The Company valued the options using the Black-Scholes option-pricing model with the following key assumptions: fair value stock price, $0.0590, Exercise price, $0.0590, Term 10 years, Volatility 173%, and Discount rate 3.9% and a dividend yield of 0%.

On August 14, 2023, the Company granted 75,000 options to a member of the board of directors. The options expire ten years following issuance and have an exercise price of $0.0594. The options vest monthly over one year and have a total fair value of $4,935. The Company valued the options using the Black-Scholes option-pricing model with the following key assumptions: fair value stock price, $0.0658, Exercise price, $0.0597, Term 10 years, Volatility 172%, and Discount rate 4.19% and a dividend yield of 0%.

During the nine months ended October 31, 2023, the Company issued 23,521,147 units to the Chairman of the Board for $970,000 in cash proceeds and $1,908 of equipment purchased. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $319,226. Each warrant allows the holder to purchase one share of our common stock at a price ranging from $0.0419 -$0.0753 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.04 - $0.0637 , Exercise price, $0.0419 -$0.0753, Term 3 years, Volatility 164% - 166%, and Discount rate 4.23% - 4.82% and a dividend yield of 0%.

NOTE 5 – Stock Options

Qualified and non-qualified incentive stock options outstanding at October 31, 2023 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2023	313,760	$6.53
Granted	595,000	0.06
Expired	-	-
Exercised	(250,000)	0.07
Outstanding, October 31, 2023	658,760	$3.14

Exercisable, October 31, 2023	487,510	$4.22

These options had a weighted average remaining life of 10.13 years and have no aggregate intrinsic value as of October 31, 2023.

On June 21, 2022, the Company entered into an agreement with an advisor to advise its executive management on strategic partnerships, investments, and other undertakings of material value to the Company. As compensation, the Company granted the advisor monthly stock options of 20,000 for a term of three months. The options have a strike price equal to the closing price per share on the day the options are issued and expire in one year. During the nine months ended October 31, 2023, the Company granted 120,000 options to consultants. The exercise price of the options ranges from $0.047 to $0.093. The total fair value of these option grants at issuance was $7,084. During the nine months ended October 31, 2023, the Company recognized $8,248 of expense related to these options. At October 31, 2023, the Company had $1,117 of unrecognized expenses related to outstanding options.

NOTE 6 – Warrants

As of October 31, 2023, there were 14,254,813 purchase warrants outstanding and 13,747,281 warrants exercisable. The warrants have a weighted average remaining life of 2.72 years and a weighted average exercise price of $0.21 per warrant for one common share. The warrants had an aggregate intrinsic value of $5,850 as of October 31, 2023.

Stock warrants outstanding at October 31, 2023 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2023	2,256,070	$1.08
Issued	11,998,743	0.04
Expired	-	-
Exercised	-	-
Outstanding, October 31, 2023	14,254,813	$0.21

Exercisable, October 31, 2023	13,747,281	$0.14

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the nine months ended October 31, 2023, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Using the results from the model, the Company recorded a derivative liability during the nine months ended October 31, 2023 of $146,368 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $146,368 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended October 31, 2023, was $197,477. The remaining unamortized debt discount related to the derivative liability was $0 as of October 31, 2023.

During the nine months ended October 31, 2023, the Company recorded $156,309 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded a change in the fair value of the derivative liabilities as a gain of $160,551 to reflect the value of the derivative liabilities for warrants and convertible notes as of October 31, 2023.

During the nine months ended October 31, 2022, the Company recorded a reclassification from derivative liabilities to equity of $0 for warrants becoming untainted and $118,332 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded a change in the fair value of the derivative liabilities as a gain of $490,849 to reflect the value of the derivative liabilities for warrants and convertible notes as of October 31, 2022.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Nine months ended October 31,
	2023	2022
Beginning balance	$172,393	$-
Total (gain) loss	(160,551)	(490,849)
Settlements	(156,309)	(118,332)
Additions recognized as debt discount	146,368	168,080
Changes due to tainted (untainted) warrants	(1,901)	734,292
Ending balance	$-	$293,191

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(160,551)	$(490,849)

NOTE 8 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	October 31, 2023	January 31, 2023

8% convertible note payable issued July 2022, due July 2023	$–	$30,138
8% convertible note payable issued September 2022, due September 2023	–	45,138
8% convertible note payable issued November 2022, due November 2023	–	51,108
8% convertible note payable issued February 2023, due February 2024	–	-
8% convertible note payable issued March 2023, due March 2024	–	–
	–	126,384
Less debt discount	–	(33,760)
Less current portion of convertible notes	–	(92,624)
Long-term convertible notes payable	$-	$-

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

During the nine months ended October 31, 2023 and 2022, the Company recorded debt discounts of $146,368 and $168,080, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $17,350 and $39,575, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $197,477 and $192,931 for the nine months ended October 31, 2023 and 2022, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 18, 2021 (extended to December 18, 2022).

In April 2022, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,400 for a one year policy period. The Company financed $24,750 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,871, at an annual interest rate of 10.45%. During the nine months ended October 31, 2023, the note balance was paid in full.

In April 2023, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,500 for a one year policy period. The Company financed $24,850 of the policy over a nine month period. The monthly payments under the agreement are due in nine installments of $2,909, at an annual interest rate of 12.70%.

As of October 31, 2023, the notes payable, net balance was $40,946, which include term long notes payable of $30,359 and current portion of notes payable of $10,587, with accrued interest of $3,055. As of January 31, 2023, the notes payable, net balance was $35,154, which include term long notes payable of $30,618 and current portion of notes payable of $4,536, with accrued interest of $2,907.

NOTE 9 – Stockholders’ equity (deficit)

Common Stock

Our undesignated common shares are all of the same class, are voting and entitle stockholders to receive dividends as defined. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends that may be declared.

During the nine months ended October 31, 2023, the Company issued a total of 5,666,917 shares of our common stock for conversions of $223,733 in principal and $9,547 of interest on convertible notes payable at exercise prices ranging from $0.0297 to $0.0888.

On July 17, 2023, the Company issued 476,338 units to a shareholder for $20,000 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $8,632. Each warrant allows the holder to purchase one share of our common stock at a price of $0.0637. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following key assumptions: fair value stock price, $0.0637, Exercise price, $0.0588, Term 3 years, Volatility 165%, and Discount rate 4.34% and a dividend yield of 0%.

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of common stock. Upon signing the agreement, the Company issued 978,300 shares of common stock and will recognize the expense over the twelve-month service period. The shares of common stock will be subject to a six-month hold period from the date of issuance. During the nine months ended recognized $24,458 of expense related to this agreement.

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

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay the equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $27,264.

NOTE 11 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

On November 9, 2023, the Company entered into an agreement to issue a total of 250,000 shares of its Class A Common Stock to Pete O’Heeron, Chairman of the Board, Treasurer, Secretary & Director of the Company. The consideration paid for the Class A Common Stock was $9,525 ($0.0381 per share). As a result, the Company had a change of control as a result of the issuance of 250,000 shares of Class A Common Stock. Prior to issuance of the Class A Common Stock on November 9, 2023, the Company held 250,000 Class A shares with 200 votes each for 50,000,000 votes, and now the total held for Class A shares is 500,000 with 200 votes each or a total of 100,000,000 votes.

On November 16, 2023, the Company granted 1,550,000 options to an employee, an officer and members of the board of directors. The options expire ten years following issuance and have an exercise price of $0.04. The options vest upon issuance.

On November 20, 2023, the Company entered into an agreement with a consultant to provide geological services and support to the Company on an as required basis. As compensation, the Company pays a $4,000 per month stipend, plus field work at $300 per day, granted the consultant 10,000 options at signing and monthly stock options of 4,000 per month. The options expire in three years.

On November 21, 2023, the Company engaged NISS Drilling Services to undertake diamond core drilling at Liberty Star’s Red Rock Canyon Gold Project (“RRC”) within the larger Hay Mountain Project (“HMP”) in southeast Arizona and HMP Target 1 near the RRC, for first drilling of our gold and copper properties. As of December 4, 2023, NISS drilling crew and equipment are on-site at the Hay Mountain Project, along with Liberty Star’s exploration crew supervising the program.

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

Tombstone Super Project (“Tombstone”): Tombstone is located in Cochise County, Arizona and covers the Tombstone caldera and its environs. Within the Tombstone caldera is the Hay Mountain target where we are concentrating our work at this time. We plan to ascertain whether the Tombstone, Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese and other metals including Rare Earth Elements (“REEs”). We have not identified any ore reserves to date.

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

Results of Operations

Material Changes in Financial Condition for the Nine-Month Period Ended October 31, 2023

We had cash and cash equivalents in the amount of $721,737 as of October 31, 2023, compared to $32,616 as of January 31, 2023. We had working capital of $339,755 as of October 31, 2023, compared to a working capital deficit of $570,556 as of January 31, 2023. We used $424,303 of net cash in operating activities during the nine months ended October 31, 2023, which was utilized primarily for working capital.

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

Material Changes in Results of Operations for the Three-Month Periods Ended October 31, 2023 and 2022

We had a net loss of $252,609 for the three months ended October 31, 2023, compared to a net loss of $129,885 for the three months ended October 31, 2022. The change in net loss was primarily due to a change in derivative liability.

During the three months ended October 31, 2023, we had an increase of $80,445 in geological and geophysical expense compared to the three months ended October 31, 2022, due primarily to an increase in geologist fees and filing fees for the three month period. During the three months ended October 31, 2023, we had an increase of $12,568 in salaries and benefit expense compared to the three months ended October 31, 2022, due to an increase in wages, benefits and reimbursements. During the three months ended October 31, 2023, we had a decrease of $7,216 in professional services compared to the three months ended October 31, 2022, due primarily to a decrease in the contractor fees. We had a decrease in general and administrative expenses of $86,217 during the three months ended October 31, 2023, as compared to the three months ended October 31, 2022 which was primarily due to a decrease in stock-based compensation. We had an increase in interest expense of $14,947 during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022, due primarily to conversion of convertible notes payable. We had a gain of $86,112 and $190,152 on change in fair value of derivative liability for the three months ended October 31, 2023 and 2022, respectively.

Material Changes in Results of Operations for the Nine-Month Periods Ended October 31, 2023 and 2022

We had a net loss of $574,567 for the nine months ended October 31, 2023, compared to a net income of $626,913 for the nine months ended October 31, 2022. The change in net loss was primarily due to a gain on settlement of debt of $998,284 related to the settlement with James Briscoe recorded in the prior year.

During the nine months ended October 31, 2023, we had an increase of $56,627 in geological and geophysical expenses compared to the nine months ended October 31, 2022, due primarily to an increase in geologist fees and filing fees for the nine month period. During the nine months ended October 31, 2023, we had an increase of $24,500 in salaries and benefit expenses compared to the nine months ended October 31, 2022, due to an increase in wages, benefits and reimbursements. During the nine months ended October 31, 2023, we had a decrease of $17,654 in professional services compared to the nine months ended October 31, 2022, due primarily to a decrease in the contractor fees. We had a decrease in general and administrative expenses of $230,804 during the nine months ended October 31, 2023, as compared to the nine months ended October 31, 2022 which was due to a decrease in stock-based compensation. We had an increase in interest expense of $4,460 during the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022, due primarily to the conversion of convertible notes payable. We had a gain of $160,551 and $490,849 on change in fair value of derivative liability for the nine months ended October 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $721,737 as of October 31, 2023. We had a working capital of $339,755 as of October 31, 2023. We used cash in operating activities of $424,303 for the nine months ended October 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2023, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended October 31, 2023, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2023, the Company issued a total of 505,441 shares of our common stock for conversions of $18,675 in principal and $1,947 in interest for the February 2023 Note at the exercise price $0.0408.

On September 28, 2023, the Company issued a total of 405,351 shares of our common stock for conversions of $15,000 in principal for the March 2023 Note at the exercise price of $0.0370.

On October 16, 2023, the Company issued a total of 495,050 shares of our common stock for conversions of $15,000 in principal for the March 2023 Note at the exercise price of $0.0303.

On October 24, 2023, the Company issued a total of 693,293 shares of our common stock for conversions of $18,675 in principal and $1,945 in interest for the March 2023 Note at the exercise price $0.0297.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.2 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
10.4	Convertible Promissory Note issued to Geneva Roth Remark Holdings Inc. dated October 8, 2021 (incorporated by reference to Exhibit 3.25 to our current report on Form 8-K, filed with the SEC on October 14, 2021).
10.5	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated November 15, 2021 (incorporated by reference to Exhibit 3.27 to our current report on Form 8-K, filed with the SEC on November 23, 2021).
10.6	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated December 21, 2021 (incorporated by reference to Exhibit 3.29 to our current report on Form 8-K, filed with the SEC on December 29, 2021).
10.7	Convertible Promissory Note issued to Sixth Street Lending LLC dated February 7, 2022 (incorporated by reference to Exhibit 3.31 to our current report on form 8-K, filed with the SEC on February 14, 2022).
10.8	Convertible Promissory Note issued to Sixth Street Lending LLC dated April 25, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on April 2, 2022).
10.9	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on July 22, 2022).
10.10	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated September 28, 2022 (incorporated by reference to Exhibit 3.35 to our current report on form 8-K, filed with the SEC on October 6, 2022).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated November 23, 2022 (incorporated by reference to Exhibit 3.37 to our current report on form 8-K, filed with the SEC on December 9, 2022).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated February 2, 2023 (incorporated by reference to Exhibit 3.39 to our current report on form 8-K, filed with the SEC on February 7, 2023).
10.13	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 24, 2023, (incorporated by reference to Exhibit 3.42 to our current report on form 8-K, filed with the SEC on March 29, 2023).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1, filed with the SEC on March 13, 2004).
21.1	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
96.1	Technical Report Summary – Red Rock Canyon Gold Project
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:	/s/ Patricia Madaris
Patricia Madaris,
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patricia Madaris
Patricia Madaris,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: December 15, 2023

