Form 10-K
period 2024-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2024-05-15
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,723,978 as of July 31, 2023.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 49,883,863 shares of Common Stock issued and outstanding as of May 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report on Form 10-K, the terms “we”, “us”, the “Company” and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Hay Mountain Holdings, LLC, Earp Ridge Mines LLC, and Red Rock Mines LLC, unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

Business development

Liberty Star Uranium & Metals Corp. (the “Company,” “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. Hay Mountain Holdings, LLC, (formerly known as Hay Mountain Super Project LLC) our wholly owned subsidiary, serves as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. In April 2019, we formed the first company intended for engagement with future venture partners named Earp Ridge Mines LLC. On August 13, 2020, the Company formed Red Rock Mines, LLC (“Red Rock”), an Arizona corporation, as a wholly owned subsidiary of Hay Mountain Holdings, LLC. We are in the exploration phase of operations and have not generated any revenues from operations.

Our current business

We are engaged in the acquisition and exploration of mineral properties in the state of Arizona in the Southwest USA. Claims in the state of Arizona are held in the name of Liberty Star. Our projects are described below.

Tombstone Area Exploration Properties: Tombstone is located in Cochise County, Arizona and covers the Tombstone caldera and its environs. All four of our exploration properties, Hay Mountain, Red Rock Canyon, Tombstone and Robbers Roost lie within or on the flank of the Tombstone caldera structure. We are concentrating our work at Red Rock Canyon at this time. We plan to ascertain whether the Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese, and other metals including Rare Earth Elements (REE’s). We have not identified any ore reserves to date, although we have identified mineralized areas which may be of potential economic interest.

Title to mineral claims involves certain inherent risks due to difficulties in determining the validity of certain claims, as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all the Company’s mineral properties and, to the best of our knowledge, title to all properties retained are in good standing.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a commercially viable one.

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

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. As listed on the Bureau of Land Management (BLM) web site, new claims located on or after September 1, 2019 cost $255 each which includes processing, location, and maintenance fees. The annual rentals are $165 per claim after the first year. The rentals due by September 1, 2024 for the period from September 1, 2024 through September 1, 2025 of $15,345 have not been paid yet, however, we plan to pay these fees prior to the due date. All rentals during the year ended January 31, 2023 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We plan to pay filing and rental fees for our AZ MEPs before their respective due dates in the amount of $30,410.84. All fees and expenditures due during the year ended January 31, 2024 have been paid.

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

Personnel

Our CEO & President, Brett Gross was elected by the Board on December 7, 2018. On September 29, 2023, Mr. Gross resigned from his position as President and Chief Executive Officer of the Company. Patricia Madaris, VP Finance and Chief Financial Officer will serve as the Interim Chief Executive Officer. The Board also elected Pete O’Heeron as Chairman of the Board. We also employ one full-time CFO, who is also our VP of Finance, one full-time Geo-tech, who is also our Manager of Field Operations, and one Investor Relations Representative. We hire consultants for investor relations, geology, drilling and exploration, administrative functions, financial and derivative accounting on a as needed basis.

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

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, including the business which we operate and own. The recent market decline and volatility in connection with the COVID-19 pandemic could also materially and adversely affect any future potential acquisitions. Furthermore, with restrictions on travel, the limited ability to have meetings with personnel, vendors and services providers are expected to have an adverse effect on our businesses. The extent to which COVID-19 impacts our businesses will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our operations may be materially adversely affected.

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

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our company.

Exploration and exploitation activities are subject to federal, state, and local laws, regulations, and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, state, or local authorities may be changed, and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

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

We have a limited operating history and must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises, especially those with a limited operating history. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we will ever operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash and cash equivalents in the amount of $72,099 and negative working capital deficit of $3,048,043 with this change related to an adjustment in derivative liability treatment as of January 31, 2024. We currently do not generate revenue from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms, or conditions of additional financing unavailable to us and our business could fail.

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

Our independent registered public accounting firm, Turner Stone and Company L.L.P., stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2024 that since we have suffered recurring losses from operations, require additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 74,500,000 shares of common stock, $0.00001 par value per share. As of January 31, 2024, there were 49,813,861 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

Trading in our common stock on the OTCQB is limited and sporadic, making it difficult for our stockholders to sell their shares or liquidate their investments.

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

Our articles of incorporate were changed on June 22, 2020 to add Class A Shares to deter a take-over of our company.

We amended our bylaws on June 22, 2020 to add Class A shares which have increased voting power of 200 to one per share to deter a hostile take-over of our company, the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the terms of the Company’s Class A Common Stock (the “Class A Shares”), par value $0.00001 per share, 500,000 shares authorized. The terms of the Class A Shares include 200-1 voting rights in addition to the rights held by common stockholders. Only persons who are current members of the Company’s Board of Directors may own or hold Class A Shares. As of January 31, 2024, there were 500,000 shares of Class A Shares issued and outstanding.

We do not pay dividends on any investment in the shares of stock of our company and any gain on an investment in our company needs to come through an increase in our stock’s price.

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

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2024.

Tombstone:

Tombstone is a large and ancient (72 million years before the present – or Laramide in age) volcanic structure – a caldera. The US Geological Survey caldera experts conclude this is correct. Subsequently, more than seventeen calderas of various ages have been identified in Arizona by the US Geological survey, the Arizona Geological Survey, and others. Such calderas of Laramide age are all associated with porphyry alteration and copper and associated mineralization; many of these have become exceptionally large copper mines. Advanced technology has indicated that alteration associated mineralization at Tombstone is much more extensive than originally thought. This alteration lies largely under cover and is indicated by geochemistry, geophysics, and projection of known geology into covered areas.

All the properties summarized below are considered as “Exploration stage properties” under the definition of Item 1300 and are considered “non-material properties.”

All State Mineral Exploration Permits and Federal Lode Mining Claims held by the company are listed below.

LIBERTY STAR

TOMBSTONE-AZ

Federal Unpatented Claims

Claim Names

HM 87-143

TS 168-176

Marco1A-Marco5E

Davis1A-DavisC

Claim Acreage

57 HM Claims- 1095.18 acres

21 Marco Claims- 320 acres

6 Davis Claims- 80 acres

9 TS Claims- 99.5 acres

State Exploration Permits

MEP #	Acres	Renewal & Rental Due Date
08-122642	738.4	11/24/2024
08-122641	375.64	11/24/2024
08-122640	732.84	11/24/2024
08-123953	480	3/1/2025
08-123952	520	3/1/2025
08-124392	40	9/13/2024
08-120017	160	6/15/2023
08-120018	80	6/15/2023
08-124526	440	11/16/2024
08-124527	640	11/16/2024
08-124529	440	11/16/2024
08-124530	480	11/16/2024
08-124531	480	11/16/2024
08-124528	582.83	11/16/2024
08-124532	240	11/16/2024
08-124533	370.24	11/16/2024
08-121131	520	11/18/2024
08-121132	368.76	11/18/2024
08-121133	139.9	11/18/2024
08-121134	280	11/18/2024
08-121135	639.56	11/18/2024
08-121136	600	11/18/2024
08-121137	440	11/18/2024
08-121138	358.85	11/18/2024
08-121139	571.25	11/18/2024
08-121140	439.5	11/18/2024
08-121141	280	11/18/2024
08-121142	640	11/18/2024
08-121143	640	11/18/2024
08-121654	80	9/22/2024
08-123795	80.41	11/15/2024

31State MEP’s totaling

12,878.18 acres

The Hay Mountain Property is located 6.5 miles southeast of Tombstone where we hold 35 Arizona State Mineral Exploration Permits (MEPs) covering (12,878.18 acres) or 20.12 square miles, and 93 federal lode mining claims covering (1,594.68 acres) or 2.49 square miles and is accessible by Hwy 80, Davis Rd. and Wild West Road.

At Hay Mountain, we plan to ascertain whether the Hay Mountain lode mining claims and AZ MEPs possess commercially viable deposits of copper, gold, molybdenum, silver, zinc, rare earth metals and other valuable metals. We have a phased exploration plan that involves diamond drilling of multiple holes over targets determined by analysis of geochemical sampling and ZTEM electromagnetic and magnetic survey. Initial phase 1 drilling is planned to take approximately one year. Should results indicate the viability of the property, additional phased work, both exploration and development, is planned over the course of seven total years to define the nature and size of any potential ore bodies and move toward mining. Any exploration plans are dependent on acquiring suitable funding. No part of the phased program is currently funded.

From early December 2023 until 3 March 2024, we drilled the first two holes of our Phase 1 drilling project in the Hay Mountain Property. Hole HM-23-01 was 1500’ deep and hole HM-23-02 was 3437’ deep. The first two holes do not provide a sufficient data set to prepare an estimate of the overall mineral resources under S-K 1300. These holes were designed as a ‘test of concept’ to check the results of the previous geochemical and geophysical work done by us in the past. Hole HM-23-01 was not drilled deep enough to encounter alteration nor mineralization and will be deepened at a future date. Hole HM-23-02 did encounter alteration and mineralization associated with a copper porphyry system, with trace level copper values found in the intrusive rock to 0.1%. Further drilling will be required in this area to begin to understand the scope and source of that mineralization.

Holes 01 and 02 are the first two holes of a much larger phase of planned drilling to be conducted in 2024. A full technical report on the drilling program will be prepared at the conclusion of phase one.

Hole ID	Collar	Az.	Dip	Depth in ft.	Notes
HM-23-01	E 0595369 N 3500785	0	-90	1500	No mineralisation noted.
HM-23-02	E 0596576 N 3500830	0	-90	3437	Minor Cu mineralisation from 2228 – 2240.

UTM Zone 12R. WGS 84.

Geochemical sampling at the Hay Mountain Property: In 2011 and early 2012 we collected nearly 1,800 rock, soil, and vegetation samples over 621 sample sites over approximately 14 square miles centered on the Hay Mountain property. These samples have been assayed for multiple elements generating many volumes of analyses. The samples were prepared by MEG Inc. and have been shipped to ALS Global geochemical analysis lab in Vancouver, British Columbia. Assay results were sent to our Tucson office and all assays were received. Liberty Star continues to collect XRF readings and biogeochemical samples to further define the anomalies at Hay Mountain.

On June 24, 2020 we completed staking an additional 400 acres of Federal Lode Claims contiguous to the Hay Mountain property. This addition to Liberty Star’s mineral claims effectively closes all potential competitors’ opportunity to take a State or Federal mineral interest inside the Company’s contiguous State and Federal mineral estate.

On October 21, 2019, we acquired 13 new Mineral Exploration Permits (MEP’s) for a total of 5,917.82 acres, or 9.25 sq miles bringing our total MEPs at Hay Mountain to 28 and 12,557.77 acres or 19.62 sq miles. This new acquisition represents a nearly 89% increase in Liberty Star lands under permit for mineral exploration activities. These acquisitions not only substantially expand Liberty Star’s continued exploration potential, but also provide resistance to existing competitive pressures. Liberty Star geochemical and geophysical surface studies indicate anomalies consistent with a large, buried porphyry copper body at the primary target with attendant metals including gold, molybdenum, nickel, silver, zinc, lead, and cobalt. See news release: https://www.libertystaruranium.com/2019/10/21/liberty-star-adds-over-9-square-miles-to-the-hay-mountain- property.

In 2019 Liberty Star contracted Pim van Geffen, PhD, PGeo of Vancouver Geochemistry to provide services in the form of validation and interpretation of our biogeochemical data from the Hay Mountain Property. In particular, the quality of the biogeochemical data was assessed regarding its capacity to support the recognition of buried porphyry-copper and related mineralization in the Property area and inform exploration decisions. A written report on the data assessment, including statements on data quality and utility, interpreted maps, and recommendations for the use of the data and data products in furthering exploration efforts on the Hay Mountain Property have been received. Mr. van Geffen’s summary and recommendations are as follows.

The Hay Mountain biogeochemical data, when corrected for known sources of variance such as plant species and laboratory, provide a valuable layer of information to guide exploration efforts for buried and blind porphyry Cu-Mo systems in the property area. Multi-element, aqua-regia ICP-MS data were provided for 750 vegetation samples from the Hay Mountain property area, of mostly creosote, mesquite, and whitethorn acacia twigs and leaves, and a single specimen of sagebrush. Each element was assessed for its data quality and whether known sources of variance caused notable differences in their distribution. These sources of data bias were levelled out using Z-score normalization. The three main sources of induced non-geochemical variance included plant species, laboratory, and batch number. Whereas the three main plant species and two laboratories have adequate spatial and compositional coverage of each sub-group to apply levelling corrections, atypical values in batch number RE11168965 were excluded from output maps for affected elements. In addition to levelling between labs and species, the Cu response is further enhanced by correcting for root uptake of Mg, an essential nutrient, resulting in better spatial definition of anomalies and structural trends in the regression residuals of Cu against Mg. Some structural trends can be inferred from a combination of the Mo distribution with the orientation of lineaments in Google Earth imagery, which warrants more detailed follow-up in combination with geological and geophysical data. Combinations of variables can be used for target identification and search-space reduction through RGB colour- composite grid maps, e.g., Cu-Mo-K. Additional RGB maps of other combinations can be provided upon request. A species-classification diagram was constructed based on multivariate discriminant analysis, which highlighted 5 potentially mislabeled entries that required verification, 2 of which were confirmed to be mislabeled. It is strongly recommended to use all outputs of this work in combination with all other geospatial data available, including geophysics, surface geology, structural trends, terrain, and field observations, for search-space definition and targeting purposes.

Geologic Mapping: Small scale geologic mapping was performed in the Hay Mountain area by two different U.S. Geological Survey Senior Geologists. The first was by James Gilluly starting in the late 1930s and published in the early 1950’s, as a Professional Paper 281, 1956, and the second by Harold Drewes, published USGS Professional Paper 1144 1981. The Drewes map was a simplified version of the Gilluly map with faults adjusted to Drewes’s interpretation. Both of these mapping projects were regional in nature. Our more detailed mapping indicates that this area has Lower Earp Formation at surface, and we believe that the recently discovered gossan outcrops are lying perhaps 200 to 400 feet above the Earp- Horquilla contact. The Horquilla formation is that from which most of the production from Bisbee has occurred, and in which high grade copper is now being drilled out at Rosemont Camp about 50 miles to the west. Neither Gilluly nor Drewes noticed pervasively fluidized and rounded limestone breccia which covers square miles within the Hay Mountain property and is a typical feature of porphyry copper deposits. We believe perhaps massive copper (chalcopyrite) mineralization will be located in the Horquilla formation 200 to 400 feet below the gossan outcrops in the Earp formation. This analysis plus all of our geochemistry and geophysics is the justification for our currently planned drill program.

On August 16, 2020 we received our July 2020 Field Mapping Report prepared by Geologist Daniel Koning. The new field mapping report was commissioned by Liberty Star to “identify alteration and veining associated with an inferred porphyry copper system at depth, determine the extent of hydrothermal alteration, and comment on the possible timing of mineralization.” Geologist Koning conducted the mapping from July 14th to August 5th, accompanied by Liberty Star Field Ops Manager Jay Crawford and for 3 days, CEO/President Brett Gross. The 50- page report contains over 50 new maps and sample images. In his Hay Mountain Property July 2020 Field Mapping Report, Koning concludes “Type 1 and type 2 veins are…interpreted as fluid escape structures representing the distal and possibly upper expression of a porphyry system at depth. The overall extent of type 1 and type 2 veining across the property could indicate significant skarn and CRD development at depth.” [page 48] He further finds that his work “correlates with the Cu, Mo, and Au biogeochemical anomalies identified by Dr. Pim van Geffen, and the magnetic and ZTEM anomalies identified by Alan King’s 3D model. Because of this, the center of the inferred porphyry system at Hay Mountain is interpreted to be southwest of the Zebra Hills under post-mineral cover.” [page 48]

ZTEM EM Survey: We requested and received a cost estimate from Geotech of Aurora (Toronto area) Ontario, Canada, which is the only purveyor of this helicopter borne electromagnetic (EM) geophysical method. This geophysical method has the ability to “look down” into the crust of the earth about 2,000 meters (6,600 feet) and detect sulfides and other rock types and structures which may be associated with porphyry copper systems. Test work over known Safford, Arizona porphyry copper deposits along with thousands of verifying drill holes show the geometry of such mineral systems can be determined, thus identifying whether it is a porphyry copper system or some other mineral system. When combined with our geochemical data, we can determine the position of the copper-moly center of the system and design our drill program to efficiently test and define mineralization. We flew ZTEM in July 2013 and the analysis report was received in February 2014. In 2019, a re-interpretation of the ZTEM and the magnetic data with focus on porphyry targets was performed on the basis of more rigorous 3D inversion tools. Based on the 3D ZTEM and the 3D MVI inversion results, Geotech has recommended the following: Integrate the newly obtained results with all available geological, geochemical and drilling info (if available) to better define and prioritize exploration targets; Follow-up with deep-penetrating ground IP and ground TDEM detailed surveys on the 1st priority potential porphyry target Zd1and then the 2nd priority targets Zs1and Zs2 for better definition of their depth and shape; Follow-up with detailed ground MT survey the Zd1target for its investigation at depth; Drill testing of the Zd1target with deep holes should be performed after ground verification with ground geophysics. See news release: https://www.libertystaruranium.com/2019/09/30/liberty-star-hires-geotech-ltd-to-update-hay-mountain-project-ztem-data/

In 2019 Liberty Star contracted Alan King, P.Geo., M.Sc. at Geoscience North to prepare a geophysical review of all the geochemical and geophysical data. Their conclusions and recommendations are- The full 3D Geoscience Analyst (GA) integrated model, which was provided as part of the review, should be used for targeting as there is much more detail and dynamic viewing available in the live 3D model than in the 2D screen captures of the model shown in the report. The new 3D models based on the ZTEM data should be reviewed with respect to the previous ground IP/Res, CSAMT etc. data, which were mentioned in the SRK report. The core anomalous area has complex Magnetic and EM signatures in an area of structural complexity, with associated well defined geochemical anomalies. Drill testing is recommended to test this area. Physical properties such as mag susceptibility, electrical conductivity, density, and IP effect would be helpful for further interpretation. These could be acquired on existing rock samples from the area or on core samples from any new drilling or with in-situ borehole geophysical surveys in any new Drill holes. The main target remains the core geochemical/geophysical anomaly and drill testing of this target is recommended. The combined EM and magnetic models show a thicker tabular conductive feature together with an area of high magnetic/structural complexity in the core of a large magnetic depletion zone, coincident with the core of the geochemical anomalies. See news release: https://www.libertystaruranium.com/2021/01/31/liberty-star-minerals-lbsrtechnical- data-studies-available/

The Tombstone exploration property consists of nine claims that are undeveloped. However, significant amounts of aeromagnetic surveys, IP (Induced Polarization Surveys), geologic mapping by the USGS and others, and geochemical surveys including soil, rock and vegetation sampling have been conducted at various times by various parties, over the last 60 years. When compiled and analyzed these various data suggest a compelling series of anomalies that are typical of buried, dirt and rock covered porphyry copper system(s). Below is a summary of prior exploration activities performed on our Tombstone claims: Technical Report: In mid-March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information was combined with historic technical reports going back to 1878 and more recent data up to August 2011 (the date of their reports). The three Technical Reports are entitled: (1) Walnut Creek Exploration Report, Tombstone District, Arizona –August 31, 2011, 147 pages; (2) The Tombstone Caldera South Exploration Report, Tombstone District, Arizona –August 31, 2011, 144 pages; and (3) Hay Mountain Exploration Report, Tombstone District, Arizona – August 31 2011, 155 pages. These reports covered the entirety of the historic productive area of the Tombstone mines which date to their discovery in 1877. These Technical Reports thoroughly summarize and illustrate the salient geotechnical data of the Tombstone Mining District covering about 250 square miles and present much data in computer map format. In such context, they analyze Liberty Star’s exploration property as related to the entire area and recommend exploration programs for the Company.

Robbers Roost exploration property. On June 15, 2020, we received 2 Mineral Exploration Permits (MEPs) issued by the Arizona State Land Department (ASLD) covering the 240-acre Robbers Roost exploration area. Located approximately 4.5 miles southwest of Tombstone, Arizona, the property is accessible via the paved Charleston Road. The new MEPs are 5.89 miles west of Liberty Star’s Hay Mountain Property for porphyry copper, gold, and molybdenum. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest from others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” [JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01- 0103.pdf)

Red Rock Canyon exploration property. On November 11, 2020, we announced the identification of potentially exploitable gold mineralization in our recently acquired State of Arizona Mineral Exploration Permits (MEPs) contiguous with and immediately north of drill Target 1 in the Company’s Hay Mountain Property. The relevant MEPs are in Township 20, Range 23 East, specifically eight sections 27 through 34 and two additional MEPs, in sections 20 and 21. Preliminary surface exploration on the Red Rock MEPs advanced the Company’s knowledge of the porphyry system signature associated with magnetic highs at, and adjacent to the north of, Target 1, and represent the expansion of biogeochemical, surface rock sampling, and x-ray fluorescence (XRF) work at Target 1 and on the anticipated gold halo likely associated with the indicated porphyry center.

Liberty Star has performed many hours of field work mapping and sampling on our Red Rock Canyon Gold Property. The results of the geochemical sampling indicate the presence of gold mineralization on the property.

Sampling Protocols for all properties

Liberty Star trains all employees/contractors conducting sample collection in the use of a handheld XRF (X-ray Fluorescence analyzer) to record accurate readings of 31 elements including gold, silver copper, molybdenum, uranium, thorium, manganese, and other elements from each in situ sample. The XRF device leads the sampler through a series of dropdown menu windows with various description capabilities and the ability to record a GPS coordinate of the location. Data from the XRF is uploaded to our computer database daily. The X-ray (XRF) is now a recognized and a valuable portable assay tool.

Liberty Star also uses professionally created video training to teach samplers the proper techniques of obtaining a representative sample whether it is soil, rock or vegetation and instruction on avoiding cross contamination between samples. After samples are collected, they are stored in a secure location until they are delivered to a sample preparation lab in Tucson, Arizona operated by ALS Global. ALS Global prepares the samples by crushing, mixing, pulverizing and homogenizing. From each sample submitted, a 200-gram sample is scientifically split for shipment to ALS Global’s main analysis lab in Vancouver, British Columbia. Standards, blanks, and duplicates are added to the sample stream for Quality Assurance Quality Control (QA/QC.) Every) th tenth sample is a QA/QC sample. Once Liberty Star gets the analysis data back from the laboratory, checks for quality assurance and control are made using data from the blanks, standards, and duplicates. The results are sent to Liberty Star by email and a paper copy mailed for verification and as a permanent record.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB of the OTC Markets under the symbol, “LBSR.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 31, 2024	$0.484	$0.036
October 31, 2023	$0.075	$0.041
July 31, 2023	$0.088	$0.041
April 30, 2023	$0.140	$0.041
January 31, 2023	$0.160	$0.054
October 31, 2022	$0.230	$0.110
July 31, 2022	$0.415	$0.220
April 30, 2022	$0.490	$0.330
January 31, 2022	$0.390	$0.353

Our transfer agent, The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of May 15, 2024, we had 49,883,863 shares of our common stock issued and outstanding, with 144 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries. The closing sale price for our common stock on May 14, 2024, as reported on the OTCQB was $0.35.

Recent Sales of Unregistered Securities

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

On September 19, 2023, the Company entered into an agreement to issue a total of 199,000 shares of its Class A shares to Chairman of the Board, Pete O’Heeron for cash proceeds of $9,751.

On November 9, 2024, the Company entered into an agreement to issue a total of 250,000 shares of its Class A shares to Chairman of the Board, Pete O’Heeron for cash proceeds of $9,525.

Common Stock Issued During the Year Ended January 31, 2024

During the year ended January 31, 2024, the Company issued a total of 5,666,917 shares of our common stock for conversions of $223,733 in principal and $9,547 of interest on convertible notes payable at exercise prices ranging from $0.0297 to $0.0888.

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of common stock. Upon signing the agreement, the Company issued 978,300 shares of common stock and will recognize the expense over the twelve-month service period.

During the year ended January 31, 2024, the Company issued 23,521,147 units to the Chairman of the Board for $970,000 in cash proceeds and $1,908 of equipment purchased. Each unit consists of 1 share of our common stock and ½ warrant.

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

On January 30, 2023, the Company issued 80,564 units at a price of $0.126 per unit and received cash proceeds of $3,000 cash and settled a $7,150 advance from a related party. Each unit consists of 1 share of our common stock and 0.50 warrants. Each warrant allows the holder to purchase one share of our common stock at a price of $0.176 per share at any time on or before January 30, 2026.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $72,099 and negative working capital deficit of $3,048,043 as of January 31, 2024. We had cash inflows from financing activities of $1,432,792 for the fiscal year ended January 31, 2024. We will need additional funds in order to proceed with our planned exploration program.

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

On July 14, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “July 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on July 14, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $15,000 of the note for 205,198 shares of the Company’s common stock, leaving a balance of $30,138 as of January 31, 2023. During the year ended January 31, 2024, the noteholder converted a total of $30,138 of the note principal and $1,806 of interest for 360,675 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On October 3, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “October 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on October 3, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2024, the noteholder converted a total of $45,138 of the note principal and $1,806 of interest for 1,102,975 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On November 23, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $51,108 (the “November 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,219, matures on November 23, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2024, the noteholder converted a total of $51,108 of the note principal and $2,044 of interest for 1,477,693 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On February 3, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “February 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on February 2, 2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2024, the noteholder converted a total of $48,675 of the note principal and $1,947 of interest for 1,131,880 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On March 24, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “March 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2024, the noteholder converted a total of $48,675 of the note principal and $1,945 of interest for 1,593,694 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

Notes Payable–- SBA

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning 12.5.2022.

The balance of the EIDL note totals $32,400, including accrued interest of $2,729, and is included in long-term debt as of January 31, 2024.

Notes Payable

In April 2022, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,400 for a one-year policy period. The Company financed $24,750 of the policy over a nine-month period. The monthly payments under the agreement are due in nine installments of $2,871, at an annual interest rate of 10.45%. As of January 31, 2023, the notes payable, net balance was $2,754, which was recorded as current portion, with accrued interest of $0.

In April 2023, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,500 for a one-year policy period. The Company financed $24,850 of the policy over a nine-month period. The monthly payments under the agreement are due in nine installments of $2,909, at an annual interest rate of 12.70%.

As of January 31, 2024, the notes payable, net balance was $0, which was recorded as current portion, with accrued interest of $0. As of January 31, 2023, the notes payable, net balance was $2,754, which was recorded as current portion, with accrued interest of $0.

Proceeds from issuance of common stock

During the fiscal years ended January 31, 2024 and 2023, we entered into certain private investment agreements pursuant to which we received a total of $1,007,913 and $195,030 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2024

We had a net loss of $4,080,258 for the fiscal year ended January 31, 2024 compared to net income of $565,595 for the fiscal year ended January 31, 2023. Net loss increased by $2,098,395 due primarily to the increase in operating expenses, the increase in loss on the change in fair value of derivative liability and the gain on settlement of debt related to the settlement with the Company’s former CEO, James Briscoe recorded the prior year.

Results of Operations for the Fiscal Year Ended January 31, 2023

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

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2024 reflect financial information for the fiscal years ended January 31, 2024 and 2023.

Since we have not generated any revenue, there is substantial doubt regarding our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2024 and 2023. Our accumulated deficit on January 31, 2024, was approximately $61 million and the net loss from operations for the fiscal year ended January 31, 2024 was $4,080,258. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2024. Our total stockholders’ deficit at January 31, 2024 was $3,062,799.

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

Mineral claims

We account for costs incurred to acquire, maintain, and explore mineral properties as charged to expense in the period incurred until the time that a proven mineral resource is established at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended January 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter Description

As disclosed in Notes 6 and 7 to the financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting as derivatives. These derivatives were measured at fair value using significant assumptions and complex pricing model. We identified auditing the Company’s evaluation to estimate the fair value of the derivative liabilities, as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our key audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the Company’s processes surrounding the evaluation, initial measurement and valuation of the derivatives.

-	We evaluated management’s assessment and the conclusions reached, and the qualifications of the Company’s specialist, to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-	We evaluated the fair value of the derivatives that included testing the valuation model and significant assumptions utilized by management and underlying data used in the model.

-	We engaged an auditor’s specialist to review the work prepared by the Company’s specialist and assist in the performance of recalculations.

/s/ Turner, Stone & Company, L.L.P.

We have served as Liberty Star Uranium & Metals Corp.’s auditor since 2022.

Dallas, Texas

May 15, 2024

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

	January 31,	January 31,
	2024	2023

Assets

Current assets:
Cash and cash equivalents	$72,099	$32,616
Prepaid expenses and other current assets	14,356	6,540
Total current assets	86,455	39,156

Noncurrent assets:
Property and equipment, net	17,644	21,888
Total noncurrent assets	17,644	21,888

Total assets	$104,099	$61,044

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$165,212	$218,954
Accrued expenses to related party	-	66,205
Advances from related party	-	5,000
Note payable	-	2,754
Notes payable to related party	326,828	50,000
Convertible promissory note, net of unamortized debt discount of $15,000 and $33,760	95,000	92,624
Derivative liability	2,547,458	172,393
Total current liabilities	3,134,498	607,930

Long-term:
Long-term debt - SBA	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	3,166,898	640,330

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 500,000 and 102,000 shares issued and outstanding as of January 31, 2024 and 2023, respectively	5	1
Common stock - $.00001 par value; 74,500,000 authorized; 49,813,861 and 18,671,159 shares issued and outstanding as of January 31, 2024 and 2023, respectively	498	186
Additional paid-in capital	58,538,033	56,941,222
Subscription receivable	(117,850)	(117,468)
Accumulated deficit	(61,483,485)	(57,403,227)
Total stockholders’ deficit	(3,062,799)	(579,286)

Total liabilities and stockholders’ deficit	$104,099	$61,044

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

	For the years ended
	January 31
	2024	2023

Revenues	$-	$-
Expenses:
Geological and geophysical costs	897,777	84,472
Salaries and benefits	214,550	172,123
Professional services	155,338	173,636
General and administrative	272,605	400,840
Net operating expenses	1,540,270	831,071
Loss from operations	(1,540,270)	(831,071)

Other income (expense):
Interest expense	(213,022)	(245,156)
Other income	3,941	1,065
Gain on forgiveness of SBA loan	-	32,851
Gain on settlement of liabilities	56,000	998,284
Gain (loss) on change in fair value of derivative liability	(2,386,907)	609,622
Total other income (expense)	(2,539,988)	1,396,666
Net income (loss)	$(4,080,258)	$565,595

Net income (loss) per share of common stock - basic	$(0.13)	$0.04
Net income (loss) per share of common stock - diluted	$(0.13)	$0.04

Weighted average shares outstanding - basic	31,012,343	15,558,746
Weighted average shares outstanding - diluted	31,012,343	15,558,746

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended January 31, 2024 and 2023

						Additional		Total
	Class A Common stock		Common stock		Subscription	paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2022	102,000	$1	13,458,752	$135	$-	$56,503,616	$(57,968,822)	$(1,465,070)
Issuance of common stock and warrants in private placement and warrant exercises	-	-	13,298	-	-	5,000	-	5,000
Issuance of common stock and warrants in private placement and warrant exercises, related party	-	-	23,812	-	-	3,000	-	3,000
Issuance of common shares pursuant to investment agreement	-	-	1,429,804	14	(16,368)	203,384	-	187,030
Shares issued for conversion of notes	-	-	2,424,896	24	-	374,616	-	374,640
Shares issued to settle liabilities, related party	-	-	146,597	1	-	18,649	-	18,650
Cashless exercise of options	-	-	674,000	7	(101,100)	101,093	-	-
Stock based compensation	-	-	500,000	5		276,687	-	276,692
Options issued related to settlement agreement	-	-	-	-	-	44,707	-	44,707
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(734,294)	-	(734,294)
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	144,764	-	144,764
Net income for the year ended January 31, 2023	-	-	-	-	-	-	565,595	565,595
Balance, January 31, 2023	102,000	1	18,671,159	186	(117,468)	56,941,222	(57,403,227)	(579,286)
Receipt of subscription receivable	-	-	-	-	16,368	-	-	16,368
Cashless exercise of options	-	-	250,000	3	(16,750)	16,747	-	-
Issuance of common stock and warrants in private placement	413,781	4	23,962,393	240	-	1,007,669	-	1,007,913
Issuance of common stock and warrants for settlement of liability	234,219	2	-	-	-	11,112	-	11,114
Issuance of common stock and warrants for equipment	-	-	35,092	-	-	1,908	-	1,908
Shares issued for conversion of notes	-	-	5,666,917	57	-	233,224	-	233,281
Stock based compensation	-	-	978,300	10	-	167,943	-	167,953
Shares exchanged	(250,000)	(2)	250,000	2	-	-	-	-
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	158,208	-	158,208
Net loss for the year ended January 31, 2024	-	-	-	-	-	-	(4,080,258)	(4,080,258)
Balance, January 31, 2024	500,000	$5	49,813,861	$498	$(117,850)	$58,538,033	$(61,483,485)	$(3,062,799)

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

	For the years ended
	January 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(4,080,258)	$565,595
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,152	5,834
Stock based compensation	167,953	276,692
Amortization of debt discounts	197,477	229,698
(Gain) loss on change in fair value of derivative liabilities	2,386,907	(609,622)
Gain on forgiveness of SBA loan	-	(32,851)
Gain on settlement of liabilities	(56,000)	(998,284)
Gain on disposal of fixed asset	-	(5,000)
Changes in assets and liabilities:
Prepaid expenses	17,034	31,276
Accounts payable and accrued expenses	(32,574)	(3,940)
Cash flows used in operating activities:	(1,393,309)	(540,602)

Cash flows from investing activities:
Proceeds from sale of equipment	-	5,000
Cash flows provided by investing activities:	-	5,000

Cash flows from financing activities:
Repayments of advances	(17,091)	-
Repayments of advances, related party	(8,157)	(18,996)
Proceeds from advances, related party	1,363	24,550
Proceeds from notes payable, related party	285,000	50,000
Payments on notes payable	(27,604)	(21,996)
Proceeds from convertible promissory notes	175,000	236,889
Proceeds from the issuance of common stock and warrants in private placement	1,007,913	195,030
Receipt of subscription receivable	16,368	-
Net cash provided by financing activities	1,432,792	465,477

Increase (decrease) in cash and cash equivalents	39,483	(70,125)
Cash and cash equivalents, beginning of period	32,616	102,741
Cash and cash equivalents, end of period	$72,099	$32,616

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$2,564	$942

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$156,307	$144,764
Reclass of APIC to derivative liabilities for tainted warrants	$1,901	$734,292
Debt discounts due to derivative liabilities	$146,368	$192,485
Common stock issued for conversion of debt and interest	$233,281	$374,640
Expenses paid by related party on behalf of the Company	$21,827	$18,096
Prepaid insurance financed with note payable	$24,850	$24,750
Shares issued for settlement of liability	$-	$18,650
Cashless exercise of warrants	$16,750	$101,100
Issuance of common stock and warrants for equipment	$1,908	$-
Issuance of common stock and warrants for settlement of liabilities	$11,114	$-

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company,” “we,” “our,” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) was our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Until 2016 Big Chunk was engaged in the acquisition and exploration of mineral properties business in the State of Alaska until its dissolution on July 26, 2019. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. We renamed HMSP to Hay Mountain Holdings LLC (“HMH”) on March 5, 2019. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. On February 22, 2019, the Company registered the tradename ‘Liberty Star Minerals’ with the state of Arizona to be recognized as ‘doing business as’, or ‘d/b/a’ Liberty Star Minerals. We have not generated any revenues from operations. On April 11, 2019 we formed a new subsidiary named Earp Ridge Mines LLC (“Earp Ridge”) wholly owned by HMH. On August 13, 2020, the Company formed Red Rock Mines, LLC (“Red Rock”), an Arizona corporation, as a wholly owned subsidiary of Hay Mountain Holdings, LLC.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary HMH and the HMH wholly owned subsidiaries Earp Ridge and Red Rock. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. On January 31, 2024 and 2023, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

Mineral claim costs

We account for costs incurred to acquire, maintain, and explore mineral properties as a charge to expense in the period incurred until the time that a proven mineral resource is established, at which point development of the mineral property would be capitalized. Currently, we do not have any proven mineral resources on any of our mineral properties.

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

Derivative liabilities

The valuation of the derivative liability of our warrants is determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e., “payoff”) of the option for each path. These payoffs are then averaged and discounted to a current valuation date resulting in the fair value of the option.

The valuation of the derivative liability attached to the convertible debt is arrived at through the use of a Monte Carlo model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes are analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, conversion price, etc.). Probabilities are assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This leads to a cash flow simulation over the life of the note. A discounted cash flow for each simulation is completed and is compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the Accounting Standards Codification (“ASC”) Topic 410-30 “Asset Retirement and Environmental Obligations”. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2024 or 2023.

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

Level 1 –- Quoted prices in active markets for identical assets or liabilities.

Level 2 –- Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

During the years ended January 31, 2024 and 2023, the impact of 2,808,730 and 313,760 of stock options, 14,254,813 and 2,256,070 of warrants, and 0 and 357,905 shares issuable from convertible notes, respectively, were excluded from the calculation as their impact would be anti-dilutive.

Reclassification

Certain reclassifications have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Newly Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2023-07 on our disclosures.

In December 2023, the FASB issued 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax information primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our statements and related disclosures.

NOTE 3 – Going concern

These consolidated financial statements have been prepared in conformity with GAAP with the ongoing assumption that we will be able to realize our assets and discharge our liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our operations have primarily been funded by the issuance of common stock and debt. Continued operations are dependent on our ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings, joint venture agreements or debt. Such financings may not be available or may not be available on reasonable terms.

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

NOTE 4 – Mineral claims

At January 31, 2024, we held a 100% interest in 93 standard federal lode mining claims located in the Tombstone region of Arizona.

At January 31, 2024, we held 31 Arizona State Land Department Mineral Exploration Permits covering 12,878.18 acres in the Tombstone region of Arizona.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2024.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2024	January 31, 2023
Geology equipment (3 to 7 years)	$91,328	$89,420
Vehicles and transportation equipment (5 years)	37,592	37,592
Office furniture and equipment (3 to 7 years)	2,140	2,140
	131,060	129,152
Less: accumulated depreciation	(113,416)	(107,264)
	$17,644	$21,888

During the year ended January 31, 2023, the Company wrote off $265,403 of property and equipment and sold $40,673 of equipment. The Company recognized a gain of $5,000 from the sale of property. Depreciation expense was $6,152 and $5,834 for the years ended January 31, 2024 and 2023, respectively.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2024	January 31, 2023

8% convertible note payable issued July 2022, due July 2023	$–	$30,138
8% convertible note payable issued October 2022, due October 2023	–	45,138
8% convertible note payable issued November 2022, due November 2023	–	51,108
8% convertible note payable issued January 2024, due October 2024	110,000	–
	110,000	126,384
Less debt discount	(15,000)	(33,760)
Less current portion of convertible notes	(95,000)	(92,624)
Long-term convertible notes payable	$–	$–

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

On July 14, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “July 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on July 14, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2023, the noteholder converted a total of $15,000 of the note for 205,198 shares of the Company’s common stock, leaving a balance of $30,138 as of January 31, 2023. During the year ended January 31, 2024, the noteholder converted a total of $30,138 of the note principal and $1,806 of interest for 360,675 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On October 3, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $45,138 (the “October 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,138, matures on October 3, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2024, the noteholder converted a total of $45,138 of the note principal and $1,806 of interest for 1,102,975 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On November 23, 2022, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $51,108 (the “November 2022 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,219, matures on November 23, 2023, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2024, the noteholder converted a total of $51,108 of the note principal and $2,044 of interest for 1,477,693 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On February 3, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “February 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on February 2, 2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2024, the noteholder converted a total of $48,675 of the note principal and $1,947 of interest for 1,131,880 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On March 24, 2023, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $48,675 (the “March 2023 Note”). The note bears interest at 8%, with an Original Issue Discount of $4,425 plus an additional $4,250 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2024, the noteholder converted a total of $48,675 of the note principal and $1,945 of interest for 1,593,694 shares of the Company’s common stock, leaving a balance of $0 as of January 31, 2024.

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2024, note balance was $95,000, net of $15,000 discount.

Notes Payable–- SBA

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $158 beginning June 16, 2021 (extended to June 18, 2023).

The note principal balance of totaled $32,400, with accrued interest of $2,729 and is included in long-term debt as of January 31, 2024.

Notes Payable

In April 2022, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,400 for a one-year policy period. The Company financed $24,750 of the policy over a nine-month period. The monthly payments under the agreement are due in nine installments of $2,871, at an annual interest rate of 10.45%. As of January 31, 2024 and 2023, the note balance was $0 and $2,754, respectively.

In April 2023, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,500 for a one-year policy period. The Company financed $24,850 of the policy over a nine-month period. The monthly payments under the agreement are due in nine installments of $2,909, at an annual interest rate of 12.70%. As of January 31, 2024, the note balance was $0.

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

The valuation of the derivative liability of the warrants was determined through the use of a Monte Carlo options model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e., “payoff”) of the option for each path. These payoffs are then averaged and discounted to a current valuation date resulting in the fair value of the option.

The valuation of the derivative liability attached to the convertible debt was arrived at through the use of a Monte Carlo model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. These volatilities in the range 158.7% to 167.6% are based on historical prices over a lookback period equivalent to the expected term 2.80 years and 2.55 years.

●	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	Discount rates were based on risk free rates of 5.23% and 4.66% in effect based on the remaining term and date of each valuation and instrument.

●	Dividend yield: 0%

●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date)

●	Number of Options: $1M/exercise price

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 49,813,861 shares as of 1/31/24 and a 3.04% growth monthly at 1/31/24 and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2024 of $146,368 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $146,368 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the year ended January 31, 2024, was $198,453. The remaining unamortized debt discount related to the derivative liability was $0 as of January 31, 2024.

During the year ended January 31, 2024, the Company recorded $156,309 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded a change in the fair value of the derivative liabilities as a loss of $2,386,907 to reflect the value of the derivative liabilities for warrants and convertible notes as of January 31, 2024.

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

The Company also recorded the change in the fair value of the derivative liability as a gain of $609,622 and $226,278, respectively, to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2023 and 2022, respectively. The Company did not have a derivative liability as of January 31, 2024 since none of the outstanding notes remained convertible at the end of the periods and consequently the outstanding warrants were no longer tainted.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2024	2023
Beginning balance	$172,393	$–
Total (gains) losses	2,386,907	(609,622)
Settlements	(156,309)	(144,764)
Additions recognized as debt discount	146,368	192,485
Additions due to tainted warrants	(1,901)	734,294
Ending balance	$2,547,458	$172,393

Change in unrealized (gains) losses included in earnings relating to derivatives	$2,386,907	$(609,622)

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

On October 27, 2022, the registrant amended its articles of incorporation. The articles of incorporation were amended for the purposes of increasing the authorized shares of the registrant from 25,000,000 shares to 75,000,000 shares consisting of 74,500,000 shares of $0.00001 par value Common Stock and 500,000 shares of $0.00001 par value Class A Common Stock.

Common Stock Issued During the Year Ended January 31, 2024

During the year ended January 31, 2024, the Company issued a total of 5,666,917 shares of our common stock for conversions of $223,733 in principal and $9,547 of interest on convertible notes payable at exercise prices ranging from $0.0297 to $0.0888.

On July 17, 2023, the Company issued 476,338 units to a shareholder for $20,000 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $7,915. Each warrant allows the holder to purchase one share of our common stock at a price of $0.0637. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following key assumptions: fair value stock price, $0.0637, Exercise price, $0.0588, Term 3 years, Volatility 165%, and Discount rate 4.34% and a dividend yield of 0%.

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of common stock. Upon signing the agreement, the Company issued 978,300 shares of common stock and will recognize the expense over the twelve-month service period. The shares of common stock will be subject to a six-month hold period from the date of issuance. During the year ended January 31, 2024 the Company recognized $36,686 of expense related to this agreement.

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

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 191,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 5,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 1,925 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010. The following tables summarize the Company’s stock option activity during the years ended January 31, 2024 and 2023:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2022	145,250	$2.97	6.65	$–

Granted	987,760	2.18
Cancelled and/or forfeited	(145,250)	2.97
Exercised	(674,000)	0.15
Outstanding, January 31, 2023	313,760	$6.53	13.69	$–

Granted	2,745,000	0.11
Cancelled and/or forfeited	(250,000)	0.07
Exercised	–	–
Outstanding, January 31, 2024	2,808,760	$0.83	9.86	$800,183

Exercisable, January 31, 2024	2,158,760	$0.99	12.83	$730,425

The aggregate intrinsic value is calculated based on the stock price of $0.42 and $0.119 per share as of January 31, 2024 and 2023, respectively.

During the years ended January 31, 2024 and 2023, we recognized $131,266 and $100,482 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

On January 31, 2023, there was $206,910 of unrecognized share-based compensation for all share-based awards outstanding.

NOTE 10 – Warrants

As of January 31, 2024, there were 14,254,813 warrants outstanding and 13,747,281 warrants exercisable. The warrants have a weighted average remaining life of 2.47 years and a weighted average exercise price of $0.82 per warrant for one common share. Warrants outstanding on January 31, 2024 and 2023 are as follows:

	Number of warrants	Weighted average exercise price per share

Outstanding, January 31, 2022	2,164,217	1.117
Issued	91,853	0.20
Expired	–	–
Exercised	–	–
Outstanding, January 31, 2023	2,256,070	1.07
Issued	11,998,743	0.04
Expired	–	–
Exercised	–	–
Outstanding, January 31, 2024	14,254,813	0.21

Exercisable, January 31, 2024	13,747,281	0.14

The weighted average intrinsic value for warrants outstanding was $4,593,718 and $0 as of January 31, 2024 and 2023, respectively.

During the year ended January 31, 2024, the Company issued 238,169 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices of $0.59.

During the year ended January 31, 2023, the Company issued 6,649 warrants to investors as part of their purchase of common stock. The warrants have a three-year term and are exercisable at any time at exercise prices of $0.53.

Extension of Expiration Date

As of February 6, 2023, the Company extended all warrants issued by the Company which expired or will expire during the year 2023. These warrants are extended for an additional three years.

NOTE 11 – Income taxes

As of January 31, our deferred tax asset is as follows:

	January 31, 2024	January 31, 2023
Deferred Tax Assets	$7,253,000	$6,712,000
Less Valuation Allowance	(7,253,000)	(6,712,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase of $541,000 during the year ended January 31, 2024, primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2024, our estimated net operating loss carry-forward is approximately $34 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 through 2023 net operating losses under the Tax Cuts and Jobs Act.

Deferred tax assets were calculated using the Company’s effective tax rate, which it estimated to be 21%. The effective rate is reduced to 0% for 2024 and 2023 due to the full valuation allowance on its net deferred tax assets.

We have identified our federal and Arizona state tax returns as “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are the tax years ended January 31, 2019 through January 31, 2022. We believe our income tax filing positions and deductions will be sustained through the audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

Accrued Wages and Vacation

During the year ended January 31, 2024, the Company accrued $7,853 of wages and $7,630 of vacation to Ms. Madaris. On November 28, 2023, the Company paid $41,688 of accrued wages and settled $40,000 of accrued wages and accrued vacation. As of January 31, 2024, and 2023, we had a balance of accrued unpaid wages and vacation of $0 and $66,205 to Ms. Madaris, respectively.

Advances

Advances from related parties during the years ended January 31, 2024 and 2023 are as follows:

	Year ended January 31, 2024	Year ended January 31, 2023

Prior period balance	$5,000	$–
Cash advances	1,363	24,550
Expenses paid on behalf of Company	3,157	18,096
Non-cash repayments	(1,363)	(18,650)
Repayments	(8,157)	(18,996)
End of period balance	$–	$5,000

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. During the nine months ended October 31, 2023, the Company received cash proceeds of $35,000, non-cash payment on the note of $9,751 and Mr. Gross paid $1,579 of expenses on the Company’s behalf.

On January 25, 2024, the Company entered into a promissory note with a Director for $250,000 and received cash proceeds. The note bears interest at 10% and matures on January 25, 2025.

As of January 31, 2024 and 2023, the note payable related party balance was $326,828 and $50,000, respectively.

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

On September 19, 2023, the Company entered into an agreement to issue a total of 199,000 shares of its Class A shares to Chairman of the Board, Pete O’Heeron for cash proceeds of $9,751.

On November 9, 2024, the Company entered into an agreement to issue a total of 250,000 shares of its Class A shares to Chairman of the Board, Pete O’Heeron for cash proceeds of $8,162 and settlement of $1,363 in advances.

Common Shares

During the year ended January 31, 2024, the Company issued 23,521,147 units to the Chairman of the Board for $970,000 in cash proceeds and $1,908 of equipment purchased. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $288,072. Each warrant allows the holder to purchase one share of our common stock at a price ranging from $0.144 -$0.262 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.04 - $0.0637 , Exercise price, $0.0419 -$0.0753, Term 3 years, Volatility 164% - 166%, and Discount rate 4.23% - 4.82% and a dividend yield of 0%.

During the year ended January 31, 2023, the Company issued 85,204 units to the Chairman of the Board for $3,000 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $7,173. Each warrant allows the holder to purchase one share of our common stock at a price ranging from $0.144 -$0.150 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.117 - $0.126 , Exercise price, $0.144 -$0.15, Term 3 years, Volatility 157% - 162%, and Discount rate 3.90% - 4.13% and a dividend yield of 0%.

Other

On March 13, 2023, the Company granted 250,000 options to the CEO. The options expire ten years following issuance and have an exercise price of $0.067. The options vested upon issuance and have a total fair value of $16,750. On the same day, the Company issued a note agreement to the CEO totaling $16,750 and the CEO exercised the 250,000 options. The note bears interest of 3.15% per annum, is due on March 15, 2028 and was recorded as a subscription receivable. As of January 31, 2024 and 2023, the subscription receivable was $117,850 and $117,468, respectively.

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

On November 16, 2023, the Company granted 1,550,000 options to a member of the board of directors, an employee, and an officer. The options expire ten years following issuance and have an exercise price of $0.04. The options vest upon issuance and have a total fair value of $73,315. The Company valued the options using the Black-Scholes option-pricing model with the following key assumptions: fair value stock price, $0.0473, Exercise price, $0.04, Term 10 years, Volatility 173%, and Discount rate 4.45% and a dividend yield of 0%.

On January 23, 2024, the Company granted 600,000 options to members of the board of directors. The options expire ten years following issuance and have an exercise price of $0.036. The options vest 25% quarterly over one year and have a total fair value of $225,720. The Company valued the options using the Black-Scholes option-pricing model with the following key assumptions: fair value stock price, $0.0376, Exercise price, $0.036, Term 10 years, Volatility 178%, and Discount rate 4.14% and a dividend yield of 0%.

NOTE 13 – Commitments and Contingencies

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

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $30,410.84.

NOTE 14 – Subsequent events

On February 13, 2024, the Company entered into a promissory note with a related party in the aggregate principal amount of $210,000. The note bears interest at 10% matures on February 13, 2025.

On February 21, 2024, the Company received a notice to exercise 75,000 options on a cashless basis resulting in the issuance of 70,002 shares of common stock.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024.

On April 3, 2024, the Company entered into a promissory note with a related party in the aggregate principal amount of $75,000. The note bears interest at 10% matures on April 3, 2025.

In May 2024, the Company received advances of $67,000 from a related party.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2024 due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Our management, including the Board of Directors, our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of January 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fiscal quarter ended January 31, 2024.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
Patricia Madaris	Interim Chief Executive Officer, Chief Financial Officer, VP Finance	72	May 8, 2015
Peter O’Heeron	Chairman of the Board, Secretary and Treasurer	60	September 6, 2012
Nicholas Hemmerly	Director	41	September 26, 2022
Saleem Elmasri	Director	37	August 14, 2023

Business Experience

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

Nicholas H. Hemmerly. Appointed to the Board of Directors, September 2022. Nicholas H. Hemmerly is Co-Head of Investment Banking at Clear Street.  Prior to joining Clear Street Mr. Hemmerly was Head of Investment Banking at Bridgeway Capital Partners, LLC, a Merchant Bank. Prior to PwC CF Mr. Hemmerly was Head of Life Sciences Investment banking at PricewaterhouseCoopers Corporate Finance LLC (PwC CF).  Prior to PwC CF, Mr. Hemmerly worked at Jefferies LLC with a focus on executing M&A and financing transactions within the pharmaceutical and life sciences sectors. Prior experience includes investment banking roles in JPMorgan’s Healthcare Group as well as JMP Securities Healthcare Group. Mr. Hemmerly began his investment banking career as an analyst with Wachovia Securities.

We believe Mr. Hemmerly is qualified to serve on our board of directors because of his extensive business experience as described above.

Saleem Elmasri. Appointed to the Board of Directors, August 2023. Saleem Elmasri (CPA) is a seasoned business professional with over 15 years of experience in financial and management consulting. He began his career at PricewaterhouseCoopers and worked for several of the firm’s Fortune 500 clients. From PwC, he transitioned to lead advisory practices at boutique consulting firms, specializing in transaction and complex accounting advisory. Saleem has helped his clients navigate transformational endeavors such as acquisitions, divestitures, mergers, and restructurings. Focused primarily on the life sciences and technology sectors, Saleem has augmented leadership teams in decision making roles to navigate transactions in the public markets, drive transformative business development efforts, including acquisitions and divestitures, and various SEC or audit compliance matters. Saleem is an experienced investor focused on early-stage companies addressing global scale challenges, having a large addressable market, and visionary founders. Beginning in 2016, Saleem has served as the CEO advisor, CFO, or Board member at several early-stage companies and in 2020, launched Titan Advisory Services to provide such services. In 2022, Saleem launched Titan Ventures, an eco-system driven venture capital firm, to allow colleagues and friends to participate in early-stage and other private market investments. In 2023, Saleem launched Titan Strategic Partners to help clients navigate project financing for ambitious infrastructure ventures.

We believe Mr. Elmasri is qualified to serve on our board of directors because of his extensive experience in business, as described above.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held 15 formal meetings during the fiscal year ended January 31, 2024.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2024. Shareholders may contact our interim CEO, Patricia Madaris, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2024 our only standing committee of the board of directors was our audit committee. We do not have a nominating committee or a compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2024, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past 10 years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 9.99% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2024, all filing requirements applicable to its officers, directors and greater than 4.99% & 9.99% percent beneficial owners were complied with.

Code of Ethics

Effective March 15, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to all employees, including our company’s Chief Executive Officer, Chief Financial Officer, and VP Finance. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

3.	compliance with applicable governmental laws, rules, and regulations;

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

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2024 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brett Gross, CEO (1)	2024	-	-	-	16,750	-	-	16,750
	2023	-	-	-	-	-	-	-

Patricia Madaris, Interim Chief Executive Officer, President, CFO (2)	2024	87,561	5,000	-	47,300	-	41,688	181,549
	2023	82,561	-	-	22,363	-	-	104,924

(1)	Elected as President and Chief Executive Officer on December 7, 2018, and received no compensation for these services. On September 29, 2023, Mr. Gross resigned from his position as President and Chief Executive Officer of the Company

(2)	Appointed Interim Chief Executive Officer, President on September 29, 2023.

(3)	For YE January 31, 2024, $41,688 payment for salary accrued for services provided in prior years.

(4)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at January 31, 2024

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Patricia Madaris		1,000,000	-	.04	11.16.2033	-	-	-	-

COMPENSATION PLANS

As of January 31, 2024, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers receive stock options at the discretion of our Board. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on May 15, 2024 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 49,883,863 shares of common stock and 500,000 Class A common stock issued and outstanding as of May 15, 2024, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Peter O’Heeron	Common	36,119,586	(3)	59.70%
Peter O’Heeron	Class A	500,000	(8)	100%
Patricia Madaris	Common	1,150,000	(4)	2.26%
Nicholas Hemmerly	Common	320,000	(2)	* %
Saleem Elmasri	Common	320,000	(2)	* %
Directors and Executive Officers as a Group (4persons)	Common	37,589,586		63.24%
Directors and Executive Officers as a Group (1persons)	Class A	500,000	(8)	100%

(1)	Based on 49,883,863 shares of common stock and 500,000 of Class A common stock issued and outstanding as of May 15, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes incentive or non-qualified stock options that are currently exercisable or exercisable within 60 days.

(3)	This amount includes 10,353,586 common stock purchase warrants and 260,000 non-qualified stock options that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 1,000,000 non-qualified stock options that are currently exercisable or exercisable within 60 days.

(5)	The holders of Class A Common Stock vote with the holders of Common Stock on matters submitted to the shareholders for a vote. But, the Class A Common Stock has super majority voting rights with the holder of each outstanding share of Class A Common Stock being entitled to 200 votes per share on all such matters, including, but not limited to, election of the Board of Directors. Accordingly, based on the combined ownership of both Common Stock and Class A Common Stock, Peter O’Heeron holds 72% of the voting power of the Company’s authorized shares.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2024, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

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

Accrued Wages and Vacation

During the year ended January 31, 2024, the Company accrued $7,853 of wages and $7,630 of vacation to Ms. Madaris. On November 28, 2023, the Company paid $41,688 of accrued wages and settled $40,000 of accrued wages and accrued vacation. As of January 31, 2024, and 2023, we had a balance of accrued unpaid wages and vacation of $0 and $66,205 to Ms. Madaris, respectively.

Advances

Advances from related parties during the years ended January 31, 2024 and 2023 are as follows:

	Year ended January 31, 2024	Year ended January 31, 2023

Prior period balance	$5,000	$–
Cash advances	1,363	24,550
Expenses paid on behalf of Company	3,157	18,096
Non-cash repayments	(1,363)	(18,650)
Repayments	(8,157)	(18,996)
End of period balance	$–	$5,000

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. During the nine months ended October 31, 2023, the Company received cash proceeds of $35,000, non-cash payment on the note of $9,751 and Mr. Gross paid $1,579 of expenses on the Company’s behalf.

On January 25, 2024, the Company entered into a promissory note a Director for $250,000 and received cash proceeds. The note bears interest at 10% and matures on January 25, 2025.

As of January 31, 2024 and 2023, the note payable related party balance was $326,828 and $50,000, respectively.

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

On November 9, 2024, the Company entered into an agreement to issue a total of 250,000 shares of its Class A shares to Chairman of the Board for cash proceeds of $9,525.

Common Shares

During the year ended January 31, 2024, the Company issued 23,521,147 units to the Chairman of the Board for $970,000 in cash proceeds and $1,908 of equipment purchased. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $319,226. Each warrant allows the holder to purchase one share of our common stock at a price ranging from $0.144 -$0.262 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.04 - $0.0637 , Exercise price, $0.0419 -$0.0753, Term 3 years, Volatility 164% - 166%, and Discount rate 4.23% - 4.82% and a dividend yield of 0%.

During the year ended January 31, 2023, the Company issued 85,204 units to the Chairman of the Board for $3,000 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $7,173. Each warrant allows the holder to purchase one share of our common stock at a price ranging from $0.144 -$0.150 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.117 - $0.126 , Exercise price, $0.144 -$0.15, Term 3 years, Volatility 157% - 162%, and Discount rate 3.90% - 4.13% and a dividend yield of 0%.

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

On November 16, 2023, the Company granted 1,550,000 options to a member of the board of directors, an employee, and an officer. The options expire ten years following issuance and have an exercise price of $0.04. The options vest upon issuance and have a total fair value of $73,315. The Company valued the options using the Black-Scholes option-pricing model with the following key assumptions: fair value stock price, $0.0473, Exercise price, $0.04, Term 10 years, Volatility 173%, and Discount rate 4.45% and a dividend yield of 0%.

On January 23, 2024, the Company granted 600,000 options to a member of the board of directors. The options expire ten years following issuance and have an exercise price of $0.036. The options vest 25% quarterly over one year and have a total fair value of $225,720. The Company valued the options using the Black-Scholes option-pricing model with the following key assumptions: fair value stock price, $0.0376, Exercise price, $0.036, Term 10 years, Volatility 178%, and Discount rate 4.14% and a dividend yield of 0%.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Turner Stone & Company, LLP for the fiscal years ended January 31, 2024 and 2023.

	Fiscal Year Ended January 31,
	2024	2023
Audit Fees	$66,375	$36,840
Audit-Related Fees	12,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$78,375	$36,840

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees – This category consists of fees for other miscellaneous items.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.1 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
10.4	Convertible Promissory Note issued to Geneva Roth Remark Holdings Inc. dated October 8, 2021 (incorporated by reference to Exhibit 3.25 to our current report on Form 8-K, filed with the SEC on October 14, 2021).
10.5	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated November 15, 2021 (incorporated by reference to Exhibit 3.27 to our current report on Form 8-K, filed with the SEC on November 23, 2021).
10.6	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated December 21, 2021 (incorporated by reference to Exhibit 3.29 to our current report on Form 8-K, filed with the SEC on December 29, 2021).
10.7	Convertible Promissory Note issued to Sixth Street Lending LLC dated February 7, 2022 (incorporated by reference to Exhibit 3.31 to our current report on form 8-K, filed with the SEC on February 14, 2022).
10.8	Convertible Promissory Note issued to Sixth Street Lending LLC dated April 25, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on April 2, 2022).
10.9	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on July 22, 2022).
10.10	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated September 28, 2022 (incorporated by reference to Exhibit 3.34 to our current report on form 8-K, filed with the SEC on October 6, 2022).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated November 23, 2022 (incorporated by reference to Exhibit 3.35 to our current report on form 8-K, filed with the SEC on December 9, 2022).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated February 2, 2023 (incorporated by reference to Exhibit 3.36 to our current report on form 8-K, filed with the SEC on February 7, 2023).
10.13	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 24, 2023, (incorporated by reference to Exhibit 3.37 to our current report on form 8-K, filed with the SEC on March 29, 2023).
10.14	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 12, 2024, (incorporated by reference to Exhibit 3.44 to our current report on form 8-K, filed with the SEC on January 19, 2024).
10.15	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated February 23, 2024, (incorporated by reference to Exhibit 3.46 to our current report on form 8-K, filed with the SEC on February 28, 2024).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1, filed with the SEC on March 13, 2004).
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Patricia Madaris
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Patricia Madaris

101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 15, 2024	By:	/s/ Patricia Madaris
Patricia Madaris
Interim Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Patricia Madaris
Patricia Madaris
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Patricia Madaris	Interim Chief Executive Officer	May 15, 2024
Patricia Madaris	(Principal Executive Officer)

/s/ Patricia Madaris	Chief Financial Officer	May 15, 2024
Patricia Madaris	(principal financial officer and principal accounting officer)

/s/ Peter O’Heeron	Chairman of the Board, Secretary & Treasurer	May 15, 2024
Peter O’Heeron

/s/ Nicholas Hemmerly	Director	May 15, 2024
Boyd Gordon

/s/ Saleem Elmasri	Director	May 15, 2024
Saleem Elmasri

