Form 10-Q
period 2024-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2024-06-14
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,883,863 common shares as of June 14, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the “Commission”), including the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 (under the heading “Risk Factors” and in other parts of that report), which factors include:

●	Because of the nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

●	If we cannot compete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

●	Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our company.

●	There are no known reserves of minerals on our mineral claims, and we cannot guarantee that we will find any commercial quantities of minerals.

●	Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration may be lost.

●	We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

●	If we do not obtain additional financing, our business will fail and our investors could lose their investment.

●	Because there is no assurance that we will generate revenues, we face a high risk of business failure.

●	The existence of our mining claims depends on our ability to fund exploratory activity or to pay fees.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	April 30,	January 31,
	2024	2024

Assets

Current assets:
Cash and cash equivalents	$11,386	$72,099
Prepaid expenses and other current assets	38,279	14,356
Total current assets	49,665	86,455

Noncurrent assets:
Property and equipment, net	16,027	17,644
Total noncurrent assets	16,027	17,644

Total assets	$65,692	$104,099

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$178,241	$165,212
Accrued expenses to related party	2,143	-
Note payable	24,750	-
Notes payable to related party	584,598	326,828
Convertible promissory note, net of unamortized debt discount of $31,824 and $0	204,176	95,000
Derivative liability	1,696,426	2,547,458
Total current liabilities	2,690,334	3,134,498

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	2,722,734	3,166,898

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $.00001 par value; 74,500,000 authorized; 49,883,863 and 49,813,861 shares issued and outstanding, respectively	499	498
Additional paid-in capital	58,615,658	58,538,033
Subscription receivable	(101,100)	(117,850)
Accumulated deficit	(61,172,104)	(61,483,485)
Total stockholders’ deficit	(2,657,042)	(3,062,799)

Total liabilities and stockholders’ deficit	$65,692	$104,099

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	April 30
	2024	2023

Revenues	$-	$-
Expenses:
Geological and geophysical costs	324,929	6,065
Salaries and benefits	57,881	45,914
Professional services	31,712	40,963
General and administrative	104,564	41,733
Net operating expenses	519,086	134,675
Loss from operations	(519,086)	(134,675)

Other income (expense):
Interest expense	(21,534)	(47,006)
Other income	969	-
Gain on change in fair value of derivative liability	851,032	63,102
Total other income (expense)	830,467	16,096
Net income (loss)	$311,381	$(118,579)

Net income (loss) per share of common stock - basic	$0.01	$(0.01)
Net income (loss) per share of common stock - diluted	$0.00	$(0.01)

Weighted average shares outstanding - basic	49,867,529	19,240,464
Weighted average shares outstanding - diluted	62,645,347	19,240,464

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended April 30, 2024 and 2023

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2024	500,000	$5	49,813,861	$498	$(117,850)	$58,538,033	$(61,483,485)	$(3,062,799)
Cashless exercise of options	-	-	70,002	1	-	(1)	-	-
Stock based compensation	-	-	-	-	-	77,626	-	77,626
Settlement of subscription receivable	-	-	-	-	16,750	-	-	16,750
Net income for the year ended April 30, 2024	-	-	-	-	-	-	311,381	311,381
Balance, April 30, 2024	500,000	$5	49,883,863	$499	$(101,100)	$58,615,658	$(61,172,104)	$(2,657,042)

Balance, January 31, 2023	102,000	$1	18,671,159	$186	$(117,468)	$56,941,222	$(57,403,227)	$(579,286)
Receipt of subscription receivable	-	-	-	-	16,368	-	-	16,368
Cashless exercise of options	-	-	250,000	3	(16,750)	16,747	-	-
Shares issued for conversion of notes	-	-	1,251,270	13	-	70,930	-	70,943
Stock based compensation	-	-	-	-	-	19,265	-	19,265
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	43,931	-	43,931
Net loss for the year ended April 30, 2023	-	-	-	-	-	-	(118,579)	(118,579)
Balance, April 30, 2023	102,000	$1	20,172,429	$202	$(117,850)	$57,092,095	$(57,521,806)	$(547,358)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$311,381	$(118,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,617	1,458
Stock based compensation	77,626	19,265
Amortization of debt discounts	9,176	45,248
Gain on change in fair value of derivative liabilities	(851,032)	(63,102)
Changes in assets and liabilities:
Prepaid expenses	347	(204)
Accounts payable and accrued expenses	13,029	(3,999)
Accrued expenses to related party	2,143	-
Cash flows used in operating activities:	(435,713)	(119,913)

Cash flows from financing activities:
Repayments of advances, related party	(10,000)	-
Proceeds from notes payable, related party	285,000	-
Payments on notes payable	-	(2,962)
Proceeds from convertible promissory notes	100,000	80,000
Receipt of subscription receivable	-	16,368
Net cash provided by financing activities	375,000	93,406

Increase (decrease) in cash and cash equivalents	(60,713)	(26,507)
Cash and cash equivalents, beginning of period	72,099	32,616
Cash and cash equivalents, end of period	$11,386	$6,109

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$474	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$-	$43,931
Debt discounts due to derivative liabilities	$-	$33,720
Common stock issued for conversion of debt and interest	$-	$70,943
Expenses paid by related party on behalf of the Company	$-	$1,579
Prepaid insurance financed with note payable	$24,750	$24,850
Cashless exercise of warrants	$-	$16,750
Settlement of subscription and interest receivable	$17,230	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2024 as filed with the SEC on May 15, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2024, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at April 30, 2024	$1,696,426	–	–	$1,696,426
Warrant and convertible note derivative liabilities at January 31, 2024	$2,547,458	–	–	$2,547,458

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

During the three months ended April 30, 2024, the impact of 1,809,207 of stock options and 10,968,612 of warrants were considered for their dilutive effects. During the three months ended April 30, 2023, the impact of 2,768,758 and 373,760 of stock options, 14,187,933 and 2,256,070 of warrants, and 0 and 357,905 shares issuable from convertible notes were excluded from the calculation as their impact would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	For the Three Months Ended
	April 30,
	2024	2023
Basic (loss) earnings per common share
Numerator:
Net income (loss) available to common shareholders	$311,381	$(118,579)
Denominator:
Weighted average common shares outstanding	49,867,529	19,240,464

Basic earnings (loss) per common share	$0.01	$(0.01)
Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$311,381	$(118,579)
Remove derivative gain	-	-
Remove convertible debt interest	-	-
Net income (loss) available to common shareholders	$311,381	$(118,579)
Denominator:
Weighted average common shares outstanding	49,867,529	19,240,464
Dilutive effect of common stock warrants	10,968,612	-
Dilutive effect of common stock options	1,809,207	-
Adjusted weighted average common shares outstanding	62,645,347	19,240,464

Diluted income (loss) per common share	$0.00	$(0.01)

NOTE 4 – Related Party Transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018. On September 29, 2023, Mr. Gross resigned from his position as President and Chief Executive Officer of the Company. Patricia Madaris, VP Finance and Chief Financial Officer will serve as the Interim Chief Executive Officer.

Accrued Expenses

As of April 30, 2024, and January 31, 2024, we had a balance of accrued unpaid vacation days of $2,143 and $0, respectively, to Patricia Madaris, VP Finance & CFO.

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. During the three months ended April 30, 2024, the Company repaid Mr. Gross $10,000. As of April 30, 2024 and January 31, 2024, the note payable related party balance was $54,598 and $76,828, respectively.

On January 25, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, for $250,000 and received cash proceeds. The note bears interest at 10% and matures on January 25, 2025.

On February 13, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $210,000. The note bears interest at 10% matures on February 13, 2025.

On April 3, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $75,000. The note bears interest at 10% matures on April 3, 2025.

As of April 30, 2024, and January 31, 2024, the note payable related party balance was $584,598 and $326,828, respectively.

Other

On February 21, 2024, the Company received a notice to exercise 75,000 options to purchase shares of common stock on a cashless basis resulting in the issuance of a net of 70,002 shares of common stock.

NOTE 5 – Stockholders’ deficit

Common Stock

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends to the extent declared by the Board of Directors. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets.

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of restricted common stock. Upon signing the agreement, the Company issued 978,300 shares of restricted common stock and will recognize the expense over the twelve-month service period. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the three months ended April 30, 2024 the Company recognized $12,229 of expense related to this agreement.

Subscription Receivable

On September 29, 2022, the Company granted 674,000 options to purchase shares of common stock to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027, and were recorded as a subscription receivable.

On March 13, 2023, the Company granted 250,000 options to purchase shares of common stock to the Brett Gross, the Company’s prior CEO. The options expire ten years following issuance and have an exercise price of $0.067. The options vested upon issuance and have a total fair value of $16,750. On the same day, the Company issued a note agreement to the Mr. Gross totaling $16,750 and Mr. Gross exercised the 250,000 options. The note bears interest of 3.15% per annum, is due on March 15, 2028, and was recorded as a subscription receivable. On February 12, 2024, the Company signed an addendum to the January 31, 2023, promissory note to net the $16,750 subscription receivable with Mr. Gross and accrued interest of $480 with the promissory note.

As of April 30, 2024, and January 31, 2024, the subscription receivable was $101,100 and $117,850, respectively.

Stock Options

Qualified and non-qualified incentive stock options outstanding at April 30, 2024 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2024	2,808,760	$0.83
Granted	30,000	0.05
Expired	–	–
Exercised	(75,000)	0.05
Outstanding, April 30, 2024	2,763,760	$0.85

Exercisable, April 30, 2024	2,287,508	$0.96

These options had a weighted average remaining life of 9.55 years and have an aggregate intrinsic value of $549,484 as of April 30, 2024. The aggregate intrinsic value is calculated based on the stock price of $0.325 per share as of April 30, 2024.

On December 4, 2023, the Company entered into a letter of understanding with a geologist for services to be provided to the Company. As compensation, the Company will pay $4,000 per month and granted the geologist 10,000 options to purchase shares of common stock upon signing the agreement and monthly stock options to purchase 4,000 shares of common stock on a month-to-month basis. The options have a strike price equal to the closing price per share on the day the options are issued, vest upon issuance and expire in three years. During the three months ended April 30, 2024, the Company granted 30,000 options to purchase shares of common stock to geologist. The exercise price of the options ranges from $0.047 to $0.725. The total fair value of these option grants at issuance was $8,967. During the three months ended April 30, 2023, the Company recognized $8,967 of expense related to these options.

During the three months ended April 30, 2024 and 2023, we recognized $65,397 and $19,265 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of April 30, 2024, there was $150,480 of unrecognized share-based compensation for all share-based awards outstanding.

Warrants

As of April 30, 2024, there were 14,187,933 warrants to purchase shares of common stock outstanding and 13,680,401 warrants to purchase shares of common stock exercisable. The warrants have a weighted average remaining life of 2.23 years and a weighted average exercise price of $0.13 per warrant for one common share. The warrants had an aggregate intrinsic value of $3,394,192 as of April 30, 2024.

Stock warrants outstanding at April 30, 2024 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2024	14,254,813	$0.21
Issued	–	–
Expired	(66,680)	1.68
Exercised	–	–
Outstanding, April 30, 2024	14,187,933	$0.20

Exercisable, April 30, 2024	13,680,401	$0.13

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the three months ended April 30, 2024, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 172.8% is based on historical prices over a lookback period equivalent to the expected term of 2.31 years. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date;

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price;

●	Discount rate was based on risk free rates of 4.87% in effect based on the remaining term and date of each valuation and instrument;

●	Dividend yield: 0%;

●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date);

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of October 31, 2021 to 49,883,863 shares as of April 30, 2024 and a 3.04% growth monthly at April 30, 2024, and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

During the three months ended April 30, 2024, the Company recorded gain of $851,032 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of April 30, 2024.

During the three months ended April 30, 2023, the Company recorded $43,931 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded a change in the fair value of the derivative liabilities as a gain of $63,102 to reflect the value of the derivative liabilities for warrants and convertible notes as of April 30, 2023.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Three months ended April 30,
	2024	2023
Beginning balance	$2,547,458	$172,393
Total gain	(851,032)	(63,102)
Settlements	–	(43,931)
Additions recognized as debt discount	–	33,720
Ending balance	$1,696,426	$99,080

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(851,032)	$(63,102)

NOTE 7 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30, 2024	January 31, 2024

8% convertible note payable issued January 2024, due October 2024	$110,000	$110,000
8% convertible note payable issued February 2024, due November 2024	126,000	–
	236,000	110,000
Less debt discount	(31,824)	(15,000)
Less current portion of convertible notes	(204,176)	(95,000)
Long-term convertible notes payable	$–	$–

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2024, note balance was $100,599, net of $9,401 discount. As of January 31, 2024, note balance was $95,000, net of $15,000 discount.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2024, note balance was $103,577, net of $22,423 discount.

During the three months ended April 30, 2024 and 2023, the Company recorded debt discounts of $0 and $33,720, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $26,000 and $17,350, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $9,176 and $45,248 for the three months ended April 30, 2024 and 2023, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of a $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 18, 2021 (extended to December 18, 2022).

In April 2024, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,500 for a one year policy period. The Company financed $24,750 of the policy over a nine-month period. The monthly payments under the agreement are due in nine installments of $2,903, at an annual interest rate of 13.2%.

As of April 30, 2023, the notes payable, net balance was $24,750, which include term long notes payable of $32,400 and current portion of notes payable of $24,750, with accrued interest of $2,729. As of January 31, 2024, the note principal balance totaled $32,400, with accrued interest of $2,729, and is included in long-term debt.

NOTE 8 – Commitments and contingencies

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

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

On May 20, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the amount of $67,000 and received cash proceeds. The note bears interest at 10% and matures on May 20, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

You should read the following discussion and analysis of our financial condition and results of operations together with the interim financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes to those consolidated financial statements for the fiscal year ended January 31, 2024, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 15, 2024 (the “2023 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

The following discussion is based upon our consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended April 30, 2024 and 2023, above.

References to our websites and those of third parties below are for information purposes only and, unless expressly stated below, we do not desire to incorporate by reference into this Report information in such websites.

Unless the context otherwise requires, references in this Report to “we,” “us,” “our,” the “Registrant”, the “Company,” “Liberty Star” and “Liberty Star Uranium & Metals Corp.” refer to Liberty Star Uranium & Metals Corp.

In addition:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov . Copies of documents filed by us with the SEC (including exhibits) are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

The following discussion of the Company’s historical performance and financial condition should be read together with the financial statements and related notes included herein. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” included herein for the discussion of risk factors and see “Cautionary Statement Regarding Forward-Looking Statements” for information on the forward-looking statements included below.

The following discussion is based upon our financial statements included elsewhere in this Form 10-Q, which has been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

Introduction

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

Liberty Star Uranium & Metals Corp. was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001, under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) was our wholly-owned subsidiary and was incorporated on December 14, 2003, in the State of Alaska. Big Chunk is engaged in the acquisition and exploration of mineral properties business in the State of Alaska. Big Chunk was dissolved on June 3, 2019. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007, in the State of Arizona. Redwall performed drilling services on our mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp (“Liberty Star”) to reflect our current general exploration for base and precious metals. We are in the exploration phase of operations and have not generated any revenues from operations.

In October 2014, we formed our wholly-owned subsidiary, Hay Mountain Holdings LLC (“HMH”) (formerly known as Hay Mountain Super Project LLC), to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. On April 11, 2019, we formed a new subsidiary named Earp Ridge Mines LLC, wholly owned by Hay Mountain Holdings LLC, intended for engagement with future venture partners.

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

All the properties summarized below are considered as “Exploration stage properties” under the definition of SK1300 and are considered “non-material properties.”

The Hay Mountain Property: The Hay Mountain Property is located 6.5 miles southeast of Tombstone where we hold 35 Arizona State Mineral Exploration Permits (MEPs) covering (12,878.18 acres) or 20.12 square miles, and 93 federal lode mining claims covering (1,594.68 acres) or 2.49 square miles and is accessible by Hwy 80, Davis Rd. and Wild West Road.

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

From early December 2023 until March 4, 2024, we drilled the first two holes of our Phase 1 drilling project in the Hay Mountain Property. Hole HM-23-01 was 1,500’ deep and hole HM-23-02 was 3,437’ deep. The first two holes do not provide a sufficient data set to prepare an estimate of the overall mineral resources under S-K 1300. These holes were designed as a ‘test of concept’ to check the results of the previous geochemical and geophysical work done by us in the past. Hole HM-23-01 was not drilled deep enough to encounter alteration nor mineralization and will be deepened at a future date. Hole HM-23-02 did encounter alteration and mineralization associated with a copper porphyry system, with trace level copper values found in the intrusive rock to 0.1%. Further drilling will be required in this area to begin to understand the scope and source of that mineralization.

Holes 01 and 02 are the first two holes of a much larger phase of planned drilling to be conducted in 2024. A full technical report on the drilling program will be prepared at the conclusion of phase one.

On November 25, 2020, the Company received approval from the Arizona State Land Department for 5 additional MEP’s covering 2,369.15 acres for a total of 16,662.10 acres or 26.03 square miles at our Hay Mountain Property.

From July 14th to August 5th, 2020, field mapping was conducted on the Hay Mountain Property, located 7 km southeast of Tombstone, in Cochise County, Arizona. The purpose of mapping was to identify alteration and veining associated with an inferred porphyry copper system at depth, determine the extent of hydrothermal alteration, and comment on the possible timing of emplaced mineralization. Mapping was conducted at 1:10,000 scale and a total of 183 carbonate vein samples were taken for XRF analysis and UV fluorescence response.

Robbers Roost exploration property: On June 16, 2020, the Company acquired 2 Mineral Exploration Permits (“MEP”) covering 240 acres at Robbers Roost. Which is located 5.89 miles west of the Hay Mountain Project. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” (JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

Red Rock Canyon exploration property: As of mid-March 2024, the Company is currently conducting a statistical sampling program on the property. Channel samples are cut using a handheld rock saw across the jasperoid lenses at measured lengths and spacing between the channels. QA/QC samples are being inserted into the sample stream as per “Industry Standard”. Results are pending.

On August 20, 2021, the Company executed a financing agreement for the purpose of drilling for the Red Rock Canyon Gold Property in Cochise County, Arizona. The agreement allowed for a $1,000,000 common stock purchase agreement (the “Purchase Agreement”) and a $1,000,000 warrant agreement (the “Warrant Agreement,” together “the Agreements”) with Triton Funds LP (“Triton”) of San Diego, California under a Form S-1 registration now effective. As of December 31, 2022, the purchase agreement expired.

On May 26, 2021, the Company announced the public release of geochemical assay results prepared by ALS/USA Inc. The Company noted in its news release issued May 21, 2021 that the results were forthcoming. Previously released geochemical assay results from October 2020 and February 2021 can be viewed on the Liberty Star Minerals website. This set of results strongly aligns with previous assay results indicating that the Red Rock portion of the Hay Mountain Project is a potential gold property.

On March 15, 2021, the Company announced the release of more rock chip assay results from the Red Rock Canyon area located within the Hay Mountain Project. 28 samples were submitted to the ALS/USA Inc. Tucson location with results returned to the Company February 6, 2021. This set of samples are within and outside of the original study area and expand on the October 2020 geochemical sampling undertaken on MEP land within the Company’s Red Rock Canyon holdings.

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

The Tombstone exploration property: The Tombstone exploration property consists of nine claims that are undeveloped. However, significant amounts of aeromagnetic surveys, IP (Induced Polarization Surveys), geologic mapping by the USGS and others, and geochemical surveys including soil, rock and vegetation sampling have been conducted at various times by various parties, over the last 60 years. When compiled and analyzed these various data suggest a compelling series of anomalies that are typical of buried, dirt and rock covered porphyry copper system(s). Below is a summary of prior exploration activities performed on our Tombstone claims: Technical Report: In mid-March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property.

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

SK 1300 Regulation

Liberty Star has performed many hours of field work mapping and sampling on our Red Rock Canyon Gold Project and although we do not have drilling core to prove results, we have through analysis of Geochem sampling, evidence of an anomaly.

To date, we have not generated any revenues. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Results of Operations

Results of Operations for the Three-Month Periods Ended April 30, 2024 and 2023

We had net income of $311,381 for the three months ended April 30, 2024, compared to a net loss of $118,579 for the three months ended April 30, 2023. The change in net loss was primarily due to a change in derivative liability.

During the three months ended April 30, 2024, we had an increase of $318,864 in geological and geophysical expense compared to the three months ended April 30, 2023, due primarily to an increase in geologist fees and filing fees for the three month period. During the three months ended April 30, 2024, we had an increase of $11,967 in salaries and benefit expense compared to the three months ended April 30, 2023, due to an increase in wages, benefits and reimbursements. During the three months ended April 30, 2024, we had a decrease of $9,251 in professional services compared to the three months ended April 30, 2023, due primarily to a decrease in the contractor fees. We had an increase in general and administrative expenses of $62,831 during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023 which was primarily due to a decrease in stock-based compensation. We had a decrease in interest expense of $25,472 during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, due primarily to interest of notes payable and convertible notes payable. We had a gain of $851,032 and $63,102 on change in fair value of derivative liability for the three months ended April 30, 2024, and 2023, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $6,109 as of April 30, 2024. We had a working capital deficit of $537,289 as of April 30, 2024. We used cash in operating activities of $119,913 for the three months ended April 30, 2024.

Notes payable, related party

On January 25, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, for $250,000 and received cash proceeds. The note bears interest at 10% and matures on January 25, 2025.

On February 13, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $210,000. The note bears interest at 10% matures on February 13, 2025.

On April 3, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $75,000. The note bears interest at 10% matures on April 3, 2025.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2024, note balance was $100,599, net of $9,401 discount. As of January 31, 2024, note balance was $95,000, net of $15,000 discount.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2024, note balance was $103,577, net of $22,423 discount.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $435,713 and $119,913 for the three months ended April 30, 2024, and 2023, respectively, and mainly included payments made for geological and geophysical costs, compensation, and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $375,000 for the three months ended April 30, 2024, related to the proceeds from convertible promissory notes and proceeds from notes payable, related party, which were offset by the repayment of advances, related party. Net cash used in financing activities was approximately $93,406 for the three months ended April 30, 2023, related to the proceeds from convertible promissory notes and receipt of subscription receivable, which were offset by the repayment of notes payable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2024, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended April 30, 2024, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings involving our company. However, from time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2023 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2023 Annual Report, except as discussed below. You should carefully consider such factors in the 2023 Annual Report, which could materially affect our business, financial condition or future results. The risks described in the 2023 Annual Report, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended April 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.2 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
10.4	Convertible Promissory Note issued to Geneva Roth Remark Holdings Inc. dated October 8, 2021 (incorporated by reference to Exhibit 3.25 to our current report on Form 8-K, filed with the SEC on October 14, 2021).
10.5	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated November 15, 2021 (incorporated by reference to Exhibit 3.27 to our current report on Form 8-K, filed with the SEC on November 23, 2021).
10.6	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated December 21, 2021 (incorporated by reference to Exhibit 3.29 to our current report on Form 8-K, filed with the SEC on December 29, 2021).
10.7	Convertible Promissory Note issued to Sixth Street Lending LLC dated February 7, 2022 (incorporated by reference to Exhibit 3.31 to our current report on form 8-K, filed with the SEC on February 14, 2022).
10.8	Convertible Promissory Note issued to Sixth Street Lending LLC dated April 25, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on April 2, 2022).
10.9	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on July 22, 2022).
10.10	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated September 28, 2022 (incorporated by reference to Exhibit 3.35 to our current report on form 8-K, filed with the SEC on October 6, 2022).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated November 23, 2022 (incorporated by reference to Exhibit 3.37 to our current report on form 8-K, filed with the SEC on December 9, 2022).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated February 2, 2023 (incorporated by reference to Exhibit 3.39 to our current report on form 8-K, filed with the SEC on February 7, 2023).
10.13	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 24, 2023, (incorporated by reference to Exhibit 3.42 to our current report on form 8-K, filed with the SEC on March 29, 2023).
10.14	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 12, 2024, (incorporated by reference to Exhibit 3.44 to our current report on form 8-K, filed with the SEC on January 19, 2024).
10.15	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated February 23, 2024, (incorporated by reference to Exhibit 3.46 to our current report on form 8-K, filed with the SEC on February 28, 2024).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:	/s/ Patricia Madaris
Patricia Madaris,
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer/Accounting Officer)

Date: June 14, 2024

