Form 10-Q
period 2024-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2024-09-16
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,976,252 common shares as of September 16, 2024.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	July 31,	January 31,
	2024	2024

Assets

Current assets:
Cash and cash equivalents	$8,251	$72,099
Prepaid expenses and other current assets	29,170	14,356
Total current assets	37,421	86,455

Noncurrent assets:
Property and equipment, net	14,410	17,644
Total noncurrent assets	14,410	17,644

Total assets	$51,831	$104,099

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$204,175	$165,212
Accrued expenses to related party	5,309	-
Note payable	16,769	-
Notes payable to related party	751,598	326,828
Convertible promissory note, net of unamortized debt discount of $47,304 and $0	219,696	95,000
Derivative liability	3,435,386	2,547,458
Total current liabilities	4,632,933	3,134,498

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	4,665,333	3,166,898

Commitments and Contingencies

Stockholders’ deficit:

Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $.00001 par value; 74,500,000 authorized; 50,069,244 and 49,813,861 shares issued and outstanding, respectively	501	498
Additional paid-in capital	55,510,051	58,538,033
Subscription receivable	(101,100)	(117,850)
Accumulated deficit	(60,022,959)	(61,483,485)
Total stockholders’ deficit	(4,613,502)	(3,062,799)

Total liabilities and stockholders’ deficit	$51,831	$104,099

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	42,758	7,623	367,687	13,688
Salaries and benefits	62,118	50,768	119,999	96,682
Professional services	110,689	46,570	142,401	87,533
General and administrative	203,494	36,696	308,058	78,429
Net operating expenses	419,059	141,657	938,145	276,332
Loss from operations	(419,059)	(141,657)	(938,145)	(276,332)

Other income (expense):
Interest expense	(75,319)	(74,298)	(96,853)	(121,304)
Other income	957	1,239	1,926	1,239
Gain on change in fair value of derivative liability	1,642,566	11,337	2,493,598	74,439
Total other income (expense)	1,568,204	(61,722)	2,398,671	(45,626)
Net income (loss)	$1,149,145	$(203,379)	$1,460,526	$(321,958)

Net loss per share of common stock - basic	$0.02	$(0.01)	$0.03	$(0.02)
Net loss per share of common stock - diluted	$0.02	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	49,912,073	22,328,160	49,889,604	20,806,755
Weighted average shares outstanding - diluted	62,543,377	22,328,160	63,104,098	20,806,755

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended July 31, 2024 and 2023

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2024	500,000	$5	49,813,861	$498	$(117,850)	$58,538,033	$(61,483,485)	$(3,062,799)
Cashless exercise of options	-	-	70,002	1	-	(1)	-	-
Stock based compensation	-	-	-	-	-	77,626	-	77,626
Settlement of subscription receivable	-	-	-	-	16,750	-	-	16,750
Net income for the year ended April 30, 2024	-	-	-	-	-	-	311,381	311,381
Balance, April 30, 2024	500,000	5	49,883,863	499	(101,100)	58,615,658	(61,172,104)	(2,657,042)
Shares issued for conversion of notes	-	-	185,381	2	-	34,998	-	35,000
Stock based compensation	-	-	-	-	-	173,569	-	173,569
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	17,739		17,739
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(3,331,913)		(3,331,913)
Net income for the year ended July 31, 2024	-	-	-	-	-	-	1,149,145	1,149,145
Balance, July 31, 2024	500,000	$5	50,069,244	$501	$(101,100)	$55,510,051	$(60,022,959)	$(4,613,502)

Balance, January 31, 2023	102,000	$1	18,671,159	$186	$(117,468)	$56,941,222	$(57,403,227)	$(579,286)
Receipt of subscription receivable	-	-	-	-	16,368	-	-	16,368
Cashless exercise of options	-	-	250,000	3	(16,750)	16,747	-	-
Shares issued for conversion of notes	-	-	1,251,270	13	-	70,930	-	70,943
Stock based compensation	-	-	-	-	-	19,265	-	19,265
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	43,931	-	43,931
Net loss for the year ended April 30, 2023	-	-	-	-	-	-	(118,579)	(118,579)
Balance, April 30, 2023	102,000	1	20,172,429	202	(117,850)	57,092,095	(57,521,806)	(547,358)
Issuance of common stock and warrants in private placement	-	-	-	-	16,368	-	-	16,368
Shares issued for conversion of notes	-	-	250,000	3	(16,750)	16,747	-	-
Stock based compensation	-	-	1,251,270	13	-	70,930	-	70,943
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	43,931	-	43,931
Net loss for the year ended July 31, 2023	-	-	-	-	-	-	(203,379)	(203,379)
Balance, July 31, 2023	102,000	$1	21,673,699	$218	$(118,232)	$57,223,703	$(57,725,185)	$(619,495)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	July 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$1,460,526	$(321,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,234	2,917
Stock based compensation	251,195	43,629
Amortization of debt discounts	66,048	112,505
Gain on change in fair value of derivative liabilities	(2,493,598)	(74,439)
Changes in assets and liabilities:
Prepaid expenses	9,456	6,932
Accounts payable and accrued expenses	38,963	(452)
Accrued expenses to related party	5,309	-
Cash flows used in operating activities:	(658,867)	(230,866)

Cash flows from financing activities:
Repayments of advances, related party	(25,000)	-
Proceeds from notes payable, related party	467,000	35,000
Payments on notes payable	(7,981)	(11,060)
Proceeds from convertible promissory notes	161,000	80,000
Proceeds from the issuance of common stock and warrants in a private placement	-	160,000
Receipt of subscription receivable	-	16,368
Net cash provided by financing activities	595,019	280,308

Increase (decrease) in cash and cash equivalents	(63,848)	49,442
Cash and cash equivalents, beginning of period	72,099	32,616
Cash and cash equivalents, end of period	$8,251	$82,058

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$1,723	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$17,739	$43,931
Debt discounts due to derivative liabilities	$67,352	$33,720
Common stock issued for conversion of debt and interest	$35,000	$70,943
Expenses paid by related party on behalf of the Company	$-	$1,579
Prepaid insurance financed with note payable	$24,750	$24,850
Cashless exercise of warrants	$-	$16,750
Settlement of subscription and interest receivable	$17,230	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2024 as filed with the SEC on May 15, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2024, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2024, are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at July 31, 2024	$3,435,386	–	–	$3,435,386
Warrant and convertible note derivative liabilities at January 31, 2024	$2,547,458	–	–	$2,547,458

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

During the three and six months ended July 31, 2024, the impact of 1,770,068 and 1,938,044 of stock options and 10,285,478 and 10,700,692 of warrants and 575,758 shares issuable from convertible notes, respectively, were considered for their dilutive effects. During the three and six months ended July 31, 2023, the impact of 145,046 and 164,825 of stock options, 0 and 288,730 of warrants, respectively, were excluded from the calculation as their impact would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Basic income (loss) per common share
Net income (loss) available to common shareholders	$1,149,145	$(203,379)	$1,460,526	$(321,958)
Derivative (gain) loss associated with convertible debt	(1,642,566)	-	(2,493,598)	-
Interest expense associated with convertible debt	(75,319)	-	(96,853)	-
Net income (loss) for dilutive calculation	$(568,740)	$(203,379)	$(1,129,925)	$(321,958)

Weighted average common shares outstanding	49,912,073	22,328,160	49,889,604	20,806,755
Dilutive effect of convertible debt	575,758	-	575,758	-
Dilutive effect of common stock warrants	10,285,478	-	10,700,692	-
Dilutive effect of common stock options	1,770,068	-	1,938,044	-
Weighted average shares outstanding for diluted net income (loss) per share	62,543,377	22,328,160	63,104,098	20,806,755

NOTE 4 – Related Party Transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018. On September 29, 2023, Mr. Gross resigned from his position as President and Chief Executive Officer of the Company. Patricia Madaris, VP Finance and Chief Financial Officer will serve as the Interim Chief Executive Officer.

Accrued Expenses

As of July 31, 2024, and January 31, 2024, we had a balance of accrued unpaid vacation days of $5,309 and $0, respectively, to Patricia Madaris, VP Finance & CFO.

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. During the six months ended July 31, 2024, the Company repaid Mr. Gross $25,000. As of July 31, 2024 and January 31, 2024, the note payable related party balance was $34,598 and $76,828, respectively.

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

On May 1, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $45,000. The note bears interest at 10% matures on May 1, 2025.

On May 20, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $67,000. The note bears interest at 10% matures on May 20, 2025.

On July 5, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $70,000. The note bears interest at 10% matures on July 5, 2025.

As of July 31, 2024, and January 31, 2024, the note payable related party balance was $751,598 and $326,828, respectively.

Other

On February 21, 2024, the Company received a notice to exercise 75,000 options to purchase shares of common stock on a cashless basis resulting in the issuance of a net of 70,002 shares of common stock.

On June 28, 2024, the Company granted 337,501 options to an officer and a member of the board of directors. The options expire ten years following issuance and have an exercise price of $0.226. The options vest upon issuance and have a total fair value of $76,275. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.226, Exercise price, $0.226, Term 10 years, Volatility 178%, and Discount rate 4.36% and a dividend yield of 0%.

NOTE 5 – Stockholders’ deficit

Common Stock

Our common shares are all of the same class, are voting and entitle stockholders to receive dividends to the extent declared by the Board of Directors. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets.

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of restricted common stock. Upon signing the agreement, the Company issued 978,300 shares of restricted common stock and will recognize the expense over the twelve-month service period. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the six months ended July 31, 2024 the Company recognized $12,229 of expense related to this agreement.

During the six months ended July 31, 2024, the Company issued a total of 185,381 shares of our common stock for conversions of $35,000 in principal on convertible notes payable at exercise price of $0.1888. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized.

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

As of July 31, 2024, and January 31, 2024, the subscription receivable was $101,100 and $117,850, respectively.

Stock Options

Qualified and non-qualified incentive stock options outstanding at July 31, 2024 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2024	2,808,760	$0.83
Granted	545,238	0.23
Expired	–	–
Exercised	(75,000)	0.05
Outstanding, July 31, 2024	3,278,998	$0.75

Exercisable, July 31, 2024	3,028,998	$0.79

These options had a weighted average remaining life of 9.37 years and have an aggregate intrinsic value of $355,478 as of July 31, 2024. The aggregate intrinsic value is calculated based on the stock price of $0.229 per share as of July 31, 2024.

On December 4, 2023, the Company entered into a letter of understanding with a geologist for services to be provided to the Company. As compensation, the Company will pay $4,000 per month and grant the geologist 10,000 options to purchase shares of common stock upon signing the agreement and monthly stock options to purchase 4,000 shares of common stock on a month-to-month basis. The options have a strike price equal to the closing price per share on the day the options are issued, vest upon issuance and expire in three years. During the six months ended July 31, 2024, the Company granted 42,000 options to purchase shares of common stock to geologist. The exercise price of the options ranges from $0.047 to $0.725. The total fair value of these option grants at issuance was $12,374. During the six months ended July 31, 2023, the Company recognized $12,374 of expense related to these options.

On June 28, 2024, the Company granted 165,737 options to an employee. The options expire ten years following issuance and have an exercise price of $0.226. The options vest upon issuance and have a total fair value of $37,457. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.226, Exercise price, $0.226, Term 10 years, Volatility 178%, and Discount rate 4.36% and a dividend yield of 0%.

During the six months ended July 31, 2024 and 2023, we recognized $238,966 and $25,600 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of July 31, 2024, there was $94,050 of unrecognized share-based compensation for all share-based awards outstanding.

Warrants

As of July 31, 2024, there were 14,111,368 warrants to purchase shares of common stock outstanding and 13,603,836 warrants to purchase shares of common stock exercisable. The warrants have a weighted average remaining life of 1.99 years and a weighted average exercise price of $0.13 per warrant for one common share. The warrants had an aggregate intrinsic value of $2,229,746 as of July 31, 2024.

Stock warrants outstanding at July 31, 2024 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2024	14,254,813	$0.21
Issued	–	–
Expired	(143,445)	1.44
Exercised	–	–
Outstanding, July 31, 2024	14,111,368	$0.19

Exercisable, July 31, 2024	13,603,836	$0.13

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the six months ended July 31, 2024, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 178.5% is based on historical prices over a lookback period equivalent to the expected term of 2.05 years. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date;

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price;

●	Discount rate was based on risk free rates of 4.69% in effect based on the remaining term and date of each valuation and instrument;

●	Dividend yield: 0%;

●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date);

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 50,069,244 shares as of 7/31/24 and a 2.68% growth monthly at 7/31/24 and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

Using the results from the model, the Company recorded a derivative liability during the six months ended July 31, 2024 of $67,352 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $67,352 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the six months ended July 31, 2024, was $46,362. The remaining unamortized debt discount related to the derivative liability was $20,990 as of July 31, 2024.

During the six months ended July 31, 2024, the Company recorded a gain of $2,493,598 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of July 31, 2024.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Six months ended July 31,
	2024	2023
Beginning balance	$2,547,458	$172,393
Total gain	(2,493,598)	(74,439)
Settlements	(17,739)	(88,207)
Additions recognized as debt discount	67,352	71,497
Changes due to tainted (untainted) warrants	3,331,913	(81,244)
Ending balance	$3,435,386	$-

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(2,493,598)	$(74,439)

NOTE 7 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31, 2024	January 31, 2024

8% convertible note payable issued January 2024, due October 2024	$75,000	$110,000
10% convertible note payable issued February 2024, due November 2024	126,000	–
10% convertible note payable issued June 2024, due March 2025	66,000	–
	267,000	110,000
Less debt discount	(47,304)	(15,000)
Less current portion of convertible notes	(219,696)	(95,000)
Long-term convertible notes payable	$–	$–

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the six months ended July 31, 2024, the noteholder converted a total of $35,000 of the note for 185,381 shares of the Company’s common stock. As of July 31, 2024, the note balance was $49,335, net of $25,665 discount. As of January 31, 2024, the note balance was $95,000, net of $15,000 discount.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2024, the note balance was $108,488, net of $17,512 discount.

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2024, note balance was $61,873, net of $4,127 discount.

During the six months ended July 31, 2024 and 2023, the Company recorded debt discounts of $67,352 and $71,497, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $31,000 and $17,350, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $66,048 and $112,505 for the six months ended July 31, 2024 and 2023, respectively.

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

As of July 31, 2024, the notes payable, net balance was $49,169, which include term long notes payable of $32,400 and current portion of notes payable of $16,769, with accrued interest of $2,729. As of January 31, 2024, the note principal balance totaled $32,400, with accrued interest of $2,729, and is included in long-term debt.

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

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We paid filing and rental fees for our AZ MEPs before their respective due dates in the amount of $27,264.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

On July 3, 2024, the Board of Directors amended the articles of incorporation to increase the Company’s common stock by 75,000,000 shares is submitted to Secretary of State, Nevada and awaiting the pending official time stamped “Certificate of Amendment”.

On August 5, 2024, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 225,000 shares of restricted common stock.

On August 13, 2024, the Company issued a total of 145,560 shares of our common stock for conversions of $20,000 in principal on convertible notes payable at the exercise price of $0.1374.

On August 22, 2024, the Company issued a total of 163,934 shares of our common stock for conversions of $20,000 in principal on convertible notes payable at the exercise price of $0.122.

On August 23, 2024, the Company granted 75,000 options to a member of the board of directors. The options expire ten years following issuance and have an exercise price of $0.16. The options vest monthly over one year.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On September 3, 2024, the Company issued a total of 191,471 shares of our common stock for conversions of $22,000 in principal on convertible notes payable at the exercise price of $0.1149.

On September 12, 2024, the Company issued a total of 181,043 shares of our common stock for conversions of $13,000 in principal and $4,400 of interest on convertible notes payable at the exercise price of $0.09611.

Subsequent to July 31, 2024, the Company received advances of $150,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and is payable on demand.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended July 31, 2024 and 2023, above.

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

On August 13, 2020, the Company formed Red Rock Mines, LLC, an Arizona corporation, as a wholly owned subsidiary of Hay Mountain Holdings, LLC.

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

Robbers Roost exploration property: On June 16, 2020, the Company acquired 2 Mineral Exploration Permits (“MEP”) covering 240 acres at Robbers Roost. Which is located 5.89 miles west of the Hay Mountain Project. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” (JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

Red Rock Canyon exploration property: As of mid-March 2024, the Company is currently conducting a statistical sampling program on the property. Channel samples are cut using a handheld rock saw across the jasperoid lenses at measured lengths and spacing between the channels. QA/QC samples are being inserted into the sample stream as per “Industry Standard”. First results of our sampling program on the property were news released July 9, 2024, with a published table, and further results on our web site. We are awaiting further results which are currently still pending. Included in initial results was the finding of bonanza grade gold samples up to 85.8 g/t over 1’ at the Red Rock Canyon Gold Exploration Property, SE Arizona.

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

Results of Operations

Results of Operations for the Three-Month Periods Ended July 31, 2024 and 2023

We had net income of $1,149,145 for the three months ended July 31, 2024, compared to a net loss of $203,379 for the three months ended July 31, 2023. The change in net loss was primarily due to a change in derivative liability.

During the three months ended July 31, 2024, we had an increase of $35,135 in geological and geophysical expense compared to the three months ended July 31, 2023, due primarily to an increase in geologist fees and filing fees for the three month period. During the three months ended July 31, 2024, we had an increase of $11,350 in salaries and benefit expense compared to the three months ended July 31, 2023, due to an increase in wages, benefits and reimbursements. During the three months ended July 31, 2024, we had an increase of $64,119 in professional services compared to the three months ended July 31, 2023, due primarily to an increases in the legal and audit fees. We had an increase in general and administrative expenses of $166,798 during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023 which was primarily due to a decrease in stock-based compensation. We had an increase in interest expense of $1,021 during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023. We had a gain of $851,032 and $11,337 on change in fair value of derivative liability for the three months ended July 31, 2024, and 2023, respectively.

Results of Operations for the Six-Month Periods Ended July 31, 2024 and 2023

We had net income of $1,460,526 for the six months ended July 31, 2024, compared to a net loss of $321,958 for the six months ended July 31, 2023. The change in net loss was primarily due to a change in derivative liability.

During the six months ended July 31, 2024, we had an increase of $353,999 in geological and geophysical expense compared to the six months ended July 31, 2023, due primarily to an increase in geologist fees and filing fees for the six month period. During the six months ended July 31, 2024, we had an increase of $23,317 in salaries and benefit expense compared to the six months ended July 31, 2023, due to an increase in wages, benefits and reimbursements. During the six months ended July 31, 2024, we had an increase of $54,868 in professional services compared to the six months ended July 31, 2023, due primarily to increase in legal and audit fees. We had an increase in general and administrative expenses of $229,629 during the six months ended July 31, 2024, as compared to the six months ended July 31, 2023, which was primarily due to an increase in stock-based compensation. We had a decrease in interest expense of $24,451 during the six months ended July 31, 2024, as compared to the six months ended July 31, 2023, due primarily to a decrease in notes payable and convertible notes payable. We had a gain of $2,493,598 and $74,439 on change in fair value of derivative liability for the six months ended July 31, 2024, and 2023, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $8,251 as of July 31, 2024. We had a working capital deficit of $2,877,542 as of July 31, 2024. We used cash in operating activities of $658,867 for the six months ended July 31, 2024.

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

On May 1, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $45,000. The note bears interest at 10% matures on May 1, 2025.

On May 20, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $67,000. The note bears interest at 10% matures on May 20, 2025.

On July 5, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, in the aggregate principal amount of $70,000. The note bears interest at 10% matures on July 5, 2025.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the six months ended July 31, 2024, the noteholder converted a total of $35,000 of the note for 185,381 shares of the Company’s common stock. As of July 31, 2024, the note balance was $49,335, net of $25,665 discount. As of January 31, 2024, the note balance was $95,000, net of $15,000 discount.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2024, the note balance was $108,488, net of $17,512 discount.

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $61,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2024, note balance was $61,873, net of $4,127 discount.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $658,867 and $230,866 for the six months ended July 31, 2024, and 2023, respectively, and mainly included payments made for geological and geophysical costs, compensation, and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $595,019 for the six months ended July 31, 2024, related to the proceeds from convertible promissory notes and proceeds from notes payable, related party, which were offset by the repayment of advances, related party. Net cash used in financing activities was approximately $280,308 for the six months ended July 31, 2023, related to the proceeds from convertible promissory notes and receipt of subscription receivable, which were offset by the repayment of notes payable.

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

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July31, 2024, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended July 31, 2024, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2023 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2023 Annual Report, except as discussed below. You should carefully consider such factors in the 2023 Annual Report, which could materially affect our business, financial condition or future results. The risks described in the 2023 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 17, 2024, the Company issued a total of 185,381 shares of our common stock for conversions of $35,000 in principal for the January 2024 Note at the exercise price of $0.1888.

On August 13, 2023, the Company issued a total of 145,560 shares of our common stock for conversions of $20,000 in principal for the January 2024 Note at the exercise price $0.1374.

On August 22, 2023, the Company issued a total of 163,934 shares of our common stock for conversions of $20,000 in principal for the January 2024 Note at the exercise price $0.1220.

On September 3, 2024, the Company issued a total of 191,471 shares of our common stock for conversions of $22,000 in principal on convertible notes payable at the exercise price of $0.1149.

On September 12, 2024, the Company issued a total of 181,043 shares of our common stock for conversions of $13,000 in principal and $4,400 of interest on convertible notes payable at the exercise price of $0.09611.

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

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended July 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: September 16, 2024

