Form 10-Q
period 2024-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2024-12-16
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,945,913 common shares as of December 16, 2024.

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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the “Commission”), including the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 (under the heading “Risk Factors” and in other parts of that report), which factors include:

●	Because of the nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

●	If we cannot compete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

●	Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our company.

●	There are no known reserves of minerals on our mineral claims, and we cannot guarantee that we will find any commercial quantities of minerals.

●	Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration may be lost.

●	We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

●	If we do not obtain additional financing, our business will fail, and our investors could lose their investment.

●	Because there is no assurance that we will generate revenues, we face a high risk of business failure.

●	The existence of our mining claims depends on our ability to fund exploratory activity or to pay fees.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	October 31,	January 31,
	2024	2024

Assets

Current assets:
Cash and cash equivalents	$27,158	$72,099
Prepaid expenses and other current assets	21,188	14,356
Total current assets	48,346	86,455

Noncurrent assets:
Property and equipment, net	12,792	17,644
Deferred financing costs	20,000	-
Total noncurrent assets	32,792	17,644

Total assets	$81,138	$104,099

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$238,151	$165,212
Accrued expenses, related party	8,117	-
Advances, related party	185,000	-
Note payable	8,522	-
Notes payable to related party	736,598	326,828
Convertible promissory note, net of unamortized debt discount of $39,917 and $0	200,983	95,000
Derivative liability	637,477	2,547,458
Total current liabilities	2,014,848	3,134,498

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	2,047,248	3,166,898

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $.00001 par value; 149,500,000 authorized; 51,156,228 and 49,813,861 shares issued and outstanding, respectively	512	498
Additional paid-in capital	57,230,440	58,538,033
Subscription receivable	(101,100)	(117,850)
Accumulated deficit	(59,095,967)	(61,483,485)
Total stockholders’ deficit	(1,966,110)	(3,062,799)

Total liabilities and stockholders’ deficit	$81,138	$104,099

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	42,300	112,104	409,987	125,792
Salaries and benefits	56,806	55,737	176,805	152,419
Professional services	46,691	33,904	189,092	121,437
General and administrative	133,693	49,422	441,751	127,851
Net operating expenses	279,490	251,167	1,217,635	527,499
Loss from operations	(279,490)	(251,167)	(1,217,635)	(527,499)

Other income (expense):
Interest expense	(83,932)	(88,680)	(180,785)	(209,984)
Other income	956	1,126	2,882	2,365
Gain on change in fair value of derivative liability	1,289,458	86,112	3,783,056	160,551
Total other income (expense)	1,206,482	(1,442)	3,605,153	(47,068)
Net income (loss)	$926,992	$(252,609)	$2,387,518	$(574,567)

Net income (loss) per share of common stock – basic	$0.02	$(0.01)	$0.05	$(0.02)
Net income (loss) per share of common stock - diluted	$0.02	$(0.01)	$0.04	$(0.02)

Weighted average shares outstanding - basic	50,794,090	32,289,211	50,193,594	24,676,301
Weighted average shares outstanding - diluted	61,601,303	32,289,211	62,349,267	24,676,301

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the nine months ended October 31, 2024 and 2023

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2024	500,000	$5	49,813,861	$498	$(117,850)	$58,538,033	$(61,483,485)	$(3,062,799)
Cashless exercise of options	-	-	70,002	1	-	(1)	-	-
Stock based compensation	-	-	-	-	-	77,626	-	77,626
Settlement of subscription receivable	-	-	-	-	16,750	-	-	16,750
Net income for the three months ended April 30, 2024	-	-	-	-	-	-	311,381	311,381
Balance, April 30, 2024	500,000	5	49,883,863	499	(101,100)	58,615,658	(61,172,104)	(2,657,042)
Shares issued for conversion of notes	-	-	185,381	2	-	34,998	-	35,000
Stock based compensation	-	-	-	-	-	173,569	-	173,569
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	17,739	-	17,739
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(3,331,913)	-	(3,331,913)
Net income for the three months ended July 31, 2024	-	-	-	-	-	-	1,149,145	1,149,145
Balance, July 31, 2024	500,000	5	50,069,244	501	(101,100)	55,510,051	(60,022,959)	(4,613,502)
Shares issued for cash, net	-	-	79,976	1	-	6,413	-	6,414
Shares issued for deferred financing costs	-	-	100,000	1	-	19,999	-	20,000
Shares issued for conversion of notes	-	-	682,008	7	-	79,393	-	79,400
Stock based compensation	-	-	225,000	2	-	106,133	-	106,135
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	34,737	-	34,737
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	1,473,714	-	1,473,714
Net income for the three months ended October 31, 2024	-	-	-	-	-	-	926,992	926,992
Balance, October 31, 2024	500,000	$5	51,156,228	$512	$(101,100)	$57,230,440	$(59,095,967)	$(1,966,110)

Balance, January 31, 2023	102,000	$1	18,671,159	$186	$(117,468)	$56,941,222	$(57,403,227)	$(579,286)
Receipt of subscription receivable	-	-	-	-	16,368	-	-	16,368
Cashless exercise of options	-	-	250,000	3	(16,750)	16,747	-	-
Shares issued for conversion of notes	-	-	1,251,270	13	-	70,930	-	70,943
Stock based compensation	-	-	-	-	-	19,265	-	19,265
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	43,931	-	43,931
Net loss for the three months ended April 30, 2023	-	-	-	-	-	-	(118,579)	(118,579)
Balance, April 30, 2023	102,000	1	20,172,429	202	(117,850)	57,092,095	(57,521,806)	(547,358)
Issuance of common stock and warrants in private placement	-	-	3,542,778	35	-	159,965	-	160,000
Shares issued for conversion of notes	-	-	1,690,073	17	-	61,078	-	61,095
Stock based compensation	-	-	978,300	10	-	24,354	-	24,364
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	125,520	-	125,520
Net loss for the three months ended July 31, 2023	-	-	-	-	-	-	(203,379)	(203,379)
Balance, July 31, 2023	102,000	1	26,383,580	264	(117,850)	57,463,012	(57,725,185)	(379,758)
Issuance of common stock and warrants in private placement	398,000	4	20,454,707	205	-	851,201	-	851,410
Shares issued for conversion of notes	-	-	2,725,574	27	-	101,215	-	101,242
Shares exchanged	(250,000)	(2)	250,000	2	-	-	-	-
Stock based compensation	-	-	-	-	-	19,614	-	19,614
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	(11,241)	-	(11,241)
Net loss for the three months ended October 31, 2023	-	-	-	-	-	-	(252,609)	(252,609)
Balance, October 31, 2023	250,000	$3	49,813,861	$498	$(117,850)	$58,423,801	$(57,977,794)	$328,658

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	October 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$2,387,518	$(574,567)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,852	4,534
Stock based compensation	357,330	63,243
Amortization of debt discounts	112,835	197,477
Gain on change in fair value of derivative liabilities	(3,783,056)	(160,551)
Changes in assets and liabilities:
Prepaid expenses	17,438	8,544
Accounts payable and accrued expenses	77,339	37,017
Accrued expenses to related party	8,117	-
Cash flows used in operating activities:	(817,627)	(424,303)

Cash flows from financing activities:
Proceeds from advances, related party	210,000	1,363
Repayments of advances, related party	(25,000)	-
Proceeds from notes payable, related party	467,000	35,000
Repayment on notes payable, related party	(40,000)	-
Repayments on notes payable	(16,228)	(19,058)
Proceeds from convertible promissory notes	286,000	80,000
Repayments on convertible promissory notes	(115,500)	-
Proceeds from the issuance of common stock for cash, net	6,414	-
Proceeds from the issuance of common stock and warrants in a private placement	-	999,751
Receipt of subscription receivable	-	16,368
Net cash provided by financing activities	772,686	1,113,424

Increase (decrease) in cash and cash equivalents	(44,941)	689,121
Cash and cash equivalents, beginning of period	72,099	32,616
Cash and cash equivalents, end of period	$27,158	$721,737

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$948	$-

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$52,476	$156,309
Reclass of APIC to derivative liabilities for tainted warrants	$1,858,199	$1,901
Debt discounts due to derivative liabilities	$67,352	$146,368
Shares issued for conversion of debt and interest	$114,400	$233,280
Expenses paid by related party on behalf of the Company	$-	$21,828
Prepaid insurance financed with note payable	$24,750	$24,850
Cashless exercise of warrants	$-	$16,750
Settlement of subscription and interest receivable	$17,230	$-
Non-cash equipment addition	$-	$1,908
Non-cash payment on note payable, related party	$-	$9,751
Shares issued for deferred financing costs	$20,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2024 as filed with the SEC on May 15, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2024, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2024, are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at October 31, 2024	$637,477	–	–	$637,477
Warrant and convertible note derivative liabilities at January 31, 2024	$2,547,458	–	–	$2,547,458

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

During the three and nine months ended October 31, 2024, the impact of 1,525,386 and 1,743,667 of stock options and 9,281,827 and 10,412,006 of warrants and 0 shares issuable from convertible notes, respectively, were considered for their dilutive effects. During the three and nine months ended October 31, 2023, the impact of 0 of stock options, 2,099,941 and 3,450,319 of warrants, respectively, were excluded from the calculation as their impact would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Basic income (loss) per common share
Net income (loss) available to common shareholders	$926,992	$(252,609)	$2,387,518	$(574,567)
Derivative (gain) loss associated with convertible debt	(11,432)	-	(14,876)	-
Interest expense associated with convertible debt	(5,142)	-	(16,415)	-
Net income (loss) for dilutive calculation	$910,418	$(252,609)	$2,356,227	$(574,567)

Weighted average common shares outstanding	50,794,090	32,289,211	50,193,594	24,676,301
Dilutive effect of convertible debt	-	-	-	-
Dilutive effect of common stock warrants	9,281,827	-	10,412,006	-
Dilutive effect of common stock options	1,525,386	-	1,743,667	-
Weighted average shares outstanding for diluted net income (loss) per share	61,601,303	32,289,211	62,349,267	24,676,301

NOTE 4 – Related Party Transactions

Our CEO, Brett Gross, was elected as President and Chief Executive Officer on December 7, 2018. On September 29, 2023, Mr. Gross resigned from his position as President and Chief Executive Officer of the Company. Patricia Madaris, VP Finance and Chief Financial Officer will serve as the Interim Chief Executive Officer.

Accrued Expenses

As of October 31, 2024, and January 31, 2024, we had a balance of accrued unpaid vacation days of $8,117 and $0, respectively, to Patricia Madaris, VP Finance & CFO.

Advances

During the nine months ended October 31, 2024, the Company received advances of $210,000 from Pete O’Heeron, Chairman of the Board, and repaid $25,000 of advances. The advances are unsecured, non-interest bearing and is payable on demand. As of October 31, 2024, the advances related party balance was $185,000.

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. During the nine months ended October 31, 2024, the Company repaid Mr. Gross $40,000. As of October 31, 2024 and January 31, 2024, the note payable related party balance was $19,598 and $76,828, respectively.

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

As of October 31, 2024, and January 31, 2024, the note payable related party balance was $736,598 and $326,828, respectively.

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

On July 3, 2024, the Board of Directors amended the articles of incorporation to increase the Company’s common stock by 75,000,000 shares.

Common Stock for Services

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of restricted common stock. Upon signing the agreement, the Company issued 978,300 shares of restricted common stock and will recognize the expense over the twelve-month service period. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the nine months ended October 31, 2024, the Company recognized $12,229 of expense related to this agreement.

On August 5, 2024, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 225,000 shares of restricted common stock with a fair value of $45,000. During the nine months ended October 31, 2024, the Company recognized $45,000 of expense related to this agreement.

Equity Financing

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with GHS Investments, LLC (the “Investor”), whereby the Investor has agreed to invest up to $10,000,000 to purchase shares of our common stock over a 24-month-term that commenced on September 25, 2024. Subject to the terms and conditions of the Investment Agreement and Registration Agreement, we may, in our sole discretion, deliver a put notice to the Investor which states the dollar amount which we intend to sell to the Investor on a certain date. The amount that we shall be entitled to sell to Investor shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000. On October 24, 2024, the Investor purchased 79,976 restricted shares of the Company’s common stock for net proceeds of $6,414 ($0.08 per share), after deducting the legal fees and clearing expenses. As consideration for entering into the purchase agreement, the Company issued 100,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $20,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. During the nine months ended October 31, 2024, $1,000 of deferred offering cost was charged against paid-in capital. As of October 31, 2024, unamortized deferred offering costs totaled $20,000.

Shares Issued for Conversion of Notes

During the nine months ended October 31, 2024, the Company issued a total of 867,389 shares of our common stock for conversions of $110,000 in principal and $4,000 of interest on convertible notes payable at an exercise price ranging from $0.0961 to $0.1888. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized.

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

As of October 31, 2024, and January 31, 2024, the subscription receivable was $101,100 and $117,850, respectively.

Stock Options

Qualified and non-qualified incentive stock options outstanding at October 31, 2024 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2024	2,808,760	$0.83
Granted	632,238	0.22
Expired	–	–
Exercised	(75,000)	0.05
Outstanding, October 31, 2024	3,365,998	$0.74

Exercisable, October 31, 2024	3,203,498	$0.76

These options had a weighted average remaining life of 9.11 years and have an aggregate intrinsic value of $253,984 as of October 31, 2024. The aggregate intrinsic value is calculated based on the stock price of $0.178 per share as of October 31, 2024.

On December 4, 2023, the Company entered into a letter of understanding with a geologist for services to be provided to the Company. As compensation, the Company will pay $4,000 per month and grant the geologist 10,000 options to purchase shares of common stock upon signing the agreement and monthly stock options to purchase 4,000 shares of common stock on a month-to-month basis. The options have a strike price equal to the closing price per share on the day the options are issued, vest upon issuance and expire in three years. During the nine months ended October 31, 2024, the Company granted 54,000 options to purchase shares of common stock to geologist. The exercise price of the options ranges from $0.047 to $0.725. The total fair value of these option grants at issuance was $15,024. During the nine months ended October 31, 2024, the Company recognized $15,024 of expense related to these options.

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

On August 23, 2024, the Company granted 75,000 options to a board member. The options expire ten years following issuance and have an exercise price of $0.16. The options vest upon issuance and have a total fair value of $12,337. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.226, Exercise price, $0.226, Term 6.3 years, Volatility 191%, and Discount rate 3.71% and a dividend yield of 0%.

During the nine months ended October 31, 2024 and 2023, we recognized $300,101 and $38,553 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of October 31, 2024, there was $47,901 of unrecognized share-based compensation for all share-based awards outstanding.

Warrants

As of October 31, 2024, there were 14,032,073 warrants to purchase shares of common stock outstanding and 13,524,541 warrants to purchase shares of common stock exercisable. The warrants have a weighted average remaining life of 1.75 years and a weighted average exercise price of $0.12 per warrant for one common share. The warrants had an aggregate intrinsic value of $1,618,975 as of October 31, 2024.

Stock warrants outstanding at October 31, 2024 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2024	14,254,813	$0.21
Issued	–	–
Expired	(222,740)	1.26
Exercised	–	–
Outstanding, October 31, 2024	14,032,073	$0.19

Exercisable, October 31, 2024	13,524,541	$0.12

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the nine months ended October 31, 2024, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 188.8% is based on historical prices over a lookback period equivalent to the expected term of 1.8 years. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date;

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price;

●	Discount rate was based on risk free rates of 4.36% in effect based on the remaining term and date of each valuation and instrument;

●	Dividend yield: 0%;

●	Exercise Price: $0.04 to $16.20. $20M/number shares issued and outstanding at maturity (exercise date);

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 51,156,228 shares as of 10/31/24 and a 2.49% growth (a lower growth from last quarter) monthly at 10/31/24 and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

Using the results from the model, the Company recorded a derivative liability during the nine months ended October 31, 2024 of $67,352 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $67,352 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended October 31, 2024, was $67,352. The remaining unamortized debt discount related to the derivative liability was $0 as of October 31, 2024.

During the nine months ended October 31, 2024, the Company recorded a gain of $3,783,056 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of October 31, 2024.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Nine months ended October 31,
	2024	2023
Beginning balance	$2,547,458	$172,393
Total gain	(3,783,056)	(160,551)
Settlements	(52,476)	(156,309)
Additions recognized as debt discount	67,352	146,368
Changes due to tainted (untainted) warrants	1,858,199	(1,901)
Ending balance	$637,477	$-

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(3,783,056)	$(160,551)

NOTE 7 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	October 31, 2024	January 31, 2024

8% convertible note payable issued January 2024, due October 2024	$-	$110,000
10% convertible note payable issued February 2024, due November 2024	10,500	–
10% convertible note payable issued June 2024, due March 2025	66,000	–
10% convertible note payable issued August 2024, due May 2025	67,200	–
10% convertible note payable issued October 2024, due July 2025	97,200	–
	240,900	110,000
Less debt discount	(39,917)	(15,000)
Less current portion of convertible notes	(200,983)	(95,000)
Long-term convertible notes payable	$–	$–

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2024, the noteholder converted a total of $110,000 of the note for 867,389 shares of the Company’s common stock.

As of October 31, 2024, the note balance was $0. As of January 31, 2024, the note balance was $95,000, net of $15,000 discount.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2024, the Company repaid $115,500 of principal on the note. As of October 31, 2024, the note balance was $7,724, net of $2,776 discount.

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2024, note balance was $63,545, net of $2,455 discount.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2024, note balance was $54,003, net of $13,197 discount.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2024, note balance was $75,711, net of $21,489 discount.

During the nine months ended October 31, 2024 and 2023, the Company recorded debt discounts of $67,352 and $146,368, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $70,400 and $17,350, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $112,835 and $197,477 for the nine months ended October 31, 2024 and 2023, respectively.

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

As of October 31, 2024, the notes payable, net balance was $40,922, which include term long notes payable of $32,400 and current portion of notes payable of $8,522, with accrued interest of $2,729. As of January 31, 2024, the note principal balance totaled $32,400, with accrued interest of $2,729, and is included in long-term debt.

NOTE 8 – Commitments and contingencies

We currently rent storage space for $105 per month in Tombstone, Arizona on a month-to-month basis.

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $200 per claim. The rentals due by September 1, 2024 for the period from September 1, 2024 through September 1, 2025 of $15,345 have been paid.

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

On November 8, 2024, the Investor purchased 258,228 restricted shares of the Company’s common stock for net proceeds of $26,461 ($0.10 per share), after deducting the legal fees and clearing expenses.

On November 22, 2024, the Investor purchased 318,322 restricted shares of the Company’s common stock for net proceeds of $26,884 ($0.09 per share), after deducting the legal fees and clearing expenses.

On December 2, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “December 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on September 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion.

On December 11, 2024, the Investor purchased 213,135 restricted shares of the Company’s common stock for net proceeds of $12,675 ($0.067 per share), after deducting the legal fees and clearing expenses.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended October 31, 2024 and 2023, above.

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

Results of Operations

Results of Operations for the Three-Month Periods Ended October 31, 2024 and 2023

We had net income of $926,992 for the three months ended October 31, 2024, compared to a net loss of $252,609 for the three months ended October 31, 2023. The change in net loss was primarily due to a change in derivative liability.

During the three months ended October 31, 2024, we had a decrease of $69,804 in geological and geophysical expense compared to the three months ended October 31, 2023, due primarily to a decrease in geologist fees and filing fees for the three-month period. During the three months ended October 31, 2024, we had an increase of $1,069 in salaries and benefit expense compared to the three months ended October 31, 2023, due to an increase in wages, benefits and reimbursements. During the three months ended October 31, 2024, we had an increase of $12,787 in professional services compared to the three months ended October 31, 2023, due primarily to increases in the legal and audit fees. We had an increase in general and administrative expenses of $84,271 during the three months ended October 31, 2024, as compared to the three months ended October 31, 2023 which was primarily due to an increase in stock-based compensation. We had a decrease in interest expense of $4,748 during the three months ended October 31, 2024, as compared to the three months ended October 31, 2023. We had a gain of $1,289,458 and $86,112 on change in fair value of derivative liability for the three months ended October 31, 2024, and 2023, respectively.

Results of Operations for the Nine-Month Periods Ended October 31, 2024 and 2023

We had net income of $2,387,518 for the nine months ended October 31, 2024, compared to a net loss of $574,567 for the nine months ended October 31, 2023. The change in net loss was primarily due to a change in derivative liability.

During the nine months ended October 31, 2024, we had an increase of $284,195 in geological and geophysical expense compared to the nine months ended October 31, 2023, due primarily to an increase in geologist fees and filing fees for the nine-month period. During the nine months ended October 31, 2024, we had an increase of $24,386 in salaries and benefit expense compared to the nine months ended October 31, 2023, due to an increase in wages, benefits and reimbursements. During the nine months ended October 31, 2024, we had an increase of $67,655 in professional services compared to the nine months ended October 31, 2023, due primarily to increase in legal and audit fees. We had an increase in general and administrative expenses of $313,900 during the nine months ended October 31, 2024, as compared to the nine months ended October 31, 2023, which was primarily due to an increase in stock-based compensation. We had a decrease in interest expense of $29,199 during the nine months ended October 31, 2024, as compared to the nine months ended October 31, 2023, due primarily to a decrease in notes payable and convertible notes payable. We had a gain of $3,783,056 and $160,551 on change in fair value of derivative liability for the nine months ended October 31, 2024, and 2023, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $27,158 as of October 31, 2024. We had a working capital deficit of $1,966,502 as of October 31, 2024. We used cash in operating activities of $817,627 for the nine months ended October 31, 2024.

Advances

During the nine months ended October 31, 2024, the Company received advances of $210,000 from Pete O’Heeron, Chairman of the Board, and repaid $25,000 of advances. The advances are unsecured, non-interest bearing and is payable on demand. As of October 31, 2024, the advances related party balance was $185,000.

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

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2024, the noteholder converted a total of $110,000 of the note for 867,389 shares of the Company’s common stock. As of October 31, 2024, the note balance was $0. As of January 31, 2024, the note balance was $95,000, net of $15,000 discount.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2024, the Company repaid $115,500 of principal on the note. As of October 31, 2024, the note balance was $7,724, net of $2,776 discount.

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2024, note balance was $63,545, net of $2,455 discount.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2024, note balance was $54,003, net of $13,197 discount.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2024, note balance was $75,711, net of $21,489 discount.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $817,627 and $424,303 for the nine months ended October 31, 2024, and 2023, respectively, and mainly included payments made for geological and geophysical costs, compensation, and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $772,686 for the nine months ended October 31, 2024, related to the proceeds from convertible promissory notes and proceeds from notes payable, related party, which were offset by the repayment of advances, related party. Net cash used in financing activities was approximately $1,113,424 for the nine months ended October 31, 2023, related to the proceeds from the issuance of common stock and warrants in a private placement, convertible promissory notes and receipt of subscription receivable, which were offset by the repayment of notes payable.

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

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2024, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended October 31, 2024, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 5, 2024, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 225,000 shares of restricted common stock with a fair value of $45,000.

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

On September 25, 2024, the Company issued 100,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $20,000.

On October 24, 2024, the Investor purchased 79,976 restricted shares of the Company’s common stock for net proceeds of $6,414 ($0.08 per share), after deducting the legal fees and clearing expenses.

On November 8, 2024, the Investor purchased 258,228 restricted shares of the Company’s common stock for net proceeds of $26,461 ($0.10 per share), after deducting the legal fees and clearing expenses.

On November 22, 2024, the Investor purchased 318,322 restricted shares of the Company’s common stock for net proceeds of $26,884 ($0.09 per share), after deducting the legal fees and clearing expenses.

On December 11, 2024, the Investor purchased 213,135 restricted shares of the Company’s common stock for net proceeds of $12,675 ($0.067 per share), after deducting the legal fees and clearing expenses.

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

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended October 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.2 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.1	Convertible Promissory Note issued to Power Up Lending Group Ltd. dated October 20, 2020 (incorporated by reference to Exhibit 3.11 to our current report on Form 8-K, filed with the SEC on October 27, 2020).
10.2	Convertible Promissory Note issued to Redstart Holdings Corp. dated April 23, 2021 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K, filed with the SEC on April 27, 2021).
10.3	Convertible Promissory Note issued to Redstart Holdings Corp. dated May 11, 2021 (incorporated by reference to Exhibit 3.16 to our current report on Form 8-K, filed with the SEC on May 17, 2021).
10.4	Convertible Promissory Note issued to Geneva Roth Remark Holdings Inc. dated October 8, 2021 (incorporated by reference to Exhibit 3.25 to our current report on Form 8-K, filed with the SEC on October 14, 2021).
10.5	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated November 15, 2021 (incorporated by reference to Exhibit 3.27 to our current report on Form 8-K, filed with the SEC on November 23, 2021).
10.6	Convertible Promissory Note issued to Sixth Street Lending, LLC, dated December 21, 2021 (incorporated by reference to Exhibit 3.29 to our current report on Form 8-K, filed with the SEC on December 29, 2021).
10.7	Convertible Promissory Note issued to Sixth Street Lending LLC dated February 7, 2022 (incorporated by reference to Exhibit 3.31 to our current report on form 8-K, filed with the SEC on February 14, 2022).
10.8	Convertible Promissory Note issued to Sixth Street Lending LLC dated April 25, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on April 2, 2022).
10.9	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2022 (incorporated by reference to Exhibit 3.33 to our current report on form 8-K, filed with the SEC on July 22, 2022).
10.10	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated September 28, 2022 (incorporated by reference to Exhibit 3.35 to our current report on form 8-K, filed with the SEC on October 6, 2022).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated November 23, 2022 (incorporated by reference to Exhibit 3.37 to our current report on form 8-K, filed with the SEC on December 9, 2022).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated February 2, 2023 (incorporated by reference to Exhibit 3.39 to our current report on form 8-K, filed with the SEC on February 7, 2023).
10.13	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 24, 2023, (incorporated by reference to Exhibit 3.42 to our current report on form 8-K, filed with the SEC on March 29, 2023).
10.14	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 12, 2024, (incorporated by reference to Exhibit 3.44 to our current report on form 8-K, filed with the SEC on January 19, 2024).
10.15	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated February 23, 2024, (incorporated by reference to Exhibit 3.46 to our current report on form 8-K, filed with the SEC on February 28, 2024).
10.16	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated June 13, 2024, (incorporated by reference to Exhibit 3.48 to our current report on form 8-K, filed with the SEC on June 17, 2024).
10.17	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated August 28, 2024, (incorporated by reference to Exhibit 3.50 to our current report on form 8-K, filed with the SEC on August 28, 2024).
10.18

Financing & Registration GHS Investment LLC Agreements up to $10M dated September 25, 2024 (incorporated by reference to Exhibit 10.18 & 10.19 to our current report on form 8K, filed with the SEC on October 1, 2024).

10.19	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated October 22, 2024, (incorporated by reference to Exhibit 3.52 to our current report on form 8-K, filed with the SEC on October 22, 2024).
10.20	Bridge Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated December 2, 2024, (incorporated by reference to Exhibit 3.54 to our current report on form 8-K, filed with the SEC on December 2, 2024).
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

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

Date: December 16, 2024

