Form 10-K
period 2025-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2025-05-01
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,480,899   as of July 31, 2024.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 59,751,467 shares of Common Stock issued and outstanding as of May 1, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We are required to pay annual rentals for our federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. As listed on the Bureau of Land Management (BLM) web site, new claims located on or after September 1, 2024 cost $274 each which includes processing, location, and maintenance fees. The annual rentals are $200 per claim after the first year. The rentals due by September 1, 2025 for the period from September 1, 2025 through September 1, 2026 of $18,600 have not been paid yet, however, we plan to pay these fees prior to the due date. All rentals during the year ended January 31, 2025 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We plan to pay filing and rental fees for our AZ MEPs before their respective due dates in the amount of $34,054.29. All fees and expenditures due during the year ended January 31, 2025 have been paid.

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

Risks Related to Our Company and Our Business

Our businesses may be materially adversely affected by global pandemic outbreak or the related market decline and volatility.

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, including the business which we operate and own. Market decline and volatility in connection with a pandemic could also materially and adversely affect any future potential acquisitions. If the disruptions or other matters of global concern such as occurred with COVID should reocurr or continue for an extensive period of time, our operations may be materially adversely affected.

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

We had cash and cash equivalents in the amount of $20,962 and working capital deficit of $1,652,732 with this change related to an adjustment in derivative liability treatment as of January 31, 2025. We currently do not generate revenue from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms, or conditions of additional financing unavailable to us and our business could fail.

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

Our independent registered public accounting firm, M&K CPAS,PLLC., stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2025 that since we have suffered recurring losses from operations, require additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 149,500,000 shares of common stock, $0.00001 par value per share. As of January 31, 2025, there were 53,332,498 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

We amended our bylaws on June 22, 2020 to add Class A shares which have increased voting power of 200 to one per share to deter a hostile take-over of our company, the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the terms of the Company’s Class A Common Stock (the “Class A Shares”), par value $0.00001 per share, 500,000 shares authorized. The terms of the Class A Shares include 200-1 voting rights in addition to the rights held by common stockholders. Only persons who are current members of the Company’s Board of Directors may own or hold Class A Shares. As of January 31, 2025, there were 500,000 shares of Class A Shares issued and outstanding.

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

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We use a third-party vendor to provide a suite of services to assess, identify, and manage material risks from cybersecurity threats. These services include providing us with a secure email platform, including content examination and data leak prevention; system monitoring and support, including patch management, anti-virus and threat hunting services; and system backup and recovery services. As we expand our business operations, we plan to evaluate the development of enhanced processes that will allow for the identification and assessment of cybersecurity risk that will be integrated into an overall risk management system, which will be managed by senior management and overseen by the Board of Directors. As part of these developments, we plan to identify and address cybersecurity risks related to our business, privacy and compliance issues through a multi-faceted approach that is expected to include third-party assessments, internal information technology (IT) audit, IT security, governance, risk and compliance reviews. In connection with these planned approaches, and to defend, detect and respond to cybersecurity incidents, we, among other things, will consider: conducting proactive privacy and cybersecurity reviews of systems and applications, audits of applicable data policies, performing penetration testing using external third-party tools and techniques to test security controls, conducting employee training, monitoring emerging laws and regulations related to data protection and information security, and implementing appropriate changes.

As part of the above-planned processes, we may engage external auditors and consultants with expertise in cybersecurity to assess our internal cybersecurity programs and compliance with applicable practices and standards.

We plan to design our risk management program to also assess third-party risks, and we plan to perform third-party risk management to identify and mitigate risks from third parties, such as vendors, suppliers, and other business partners associated with our use of third-party service providers. In addition to new vendor onboarding, we plan to perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Cybersecurity Governance

We expect that cybersecurity will become an important part of our risk management processes and an area of focus for our Board of Directors and management. We expect that our Board of Directors will be responsible for the oversight of risks from cybersecurity threats. We expect our senior management will provide our Board of Directors updates on at least an annual basis regarding matters of cybersecurity. This is expected to include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. We expect that our Board members will also engage in periodic conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Currently, our Chief Executive Officer is expected to lead our cybersecurity risk assessment and management processes and oversee their implementation and maintenance. Our Chief Executive Officer will be tasked with staying informed about, and monitoring the prevention, mitigation, detection and remediation of cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes we plan to develop and as described above, including the operation of an incident response plan, and report to the Board of Directors on any appropriate items.

ITEM 2. PROPERTIES.

Our offices

Our employees work either from our principal office or from offices maintained in their homes. Our corporate office address is 2 East Congress St. Ste. 900, Tucson, AZ 85701.

We currently rent two storage spaces for $382 per month in Tombstone, AZ on a month-to-month basis.

We believe that our existing office facilities are adequate for our needs. Should we require additional space in the future, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2025.

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

All State Mineral Exploration Permits and Federal Lode Mining Claims held by the company are listed below.

LIBERTY STAR

TOMBSTONE-AZ

Federal Unpatented Claims

Claim Names

HM 87-143

TS 168-176

Marco1A-Marco5E

Davis1A-DavisC

Claim Acreage

57 HM Claims- 1095.18 acres

21 Marco Claims- 320 acres

6 Davis Claims- 80 acres

9 TS Claims- 99.5 acres

State Exploration Permits

MEP #	Acres	Renewal & Rental Due Date
08-122642	738.4	11/24/2025
08-122641	375.64	11/24/2025
08-122640	732.84	11/24/2025
08-123953	480	3/1/2026
08-123952	520	3/1/2026
08-124392	40	9/13/2025
08-120017	160	6/15/2025
08-120018	80	6/15/2025
08-124526	440	11/16/2025
08-124527	640	11/16/2025
08-124529	440	11/16/2025
08-124530	480	11/16/2025
08-124531	480	11/16/2025
08-124528	582.83	11/16/2025
08-124532	240	11/16/2025
08-124533	370.24	11/16/2025
08-125507	520	11/18/2025
08-125508	368.76	11/18/2025
08-125509	139.9	11/18/2025
08-125510	280	11/18/2025
08-125511	639.56	11/18/2025
08-125512	600	11/18/2025
08-125513	440	11/18/2025
08-125514	358.85	11/18/2025
08-125515	571.25	11/18/2025
08-125516	439.5	11/18/2025
08-125517	280	11/18/2025
08-125518	640	11/18/2025
08-125520	640	11/18/2025
08-123795	80.41	11/15/2025
MEP #	Acres	Renewal & Rental Due Date

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

Hole ID	Collar	Az.	Dip	Depth in ft.	Notes
HM-23-01	E 0595369 N 3500785	0	-90	1500	No mineralization noted.
HM-23-02	E 0596576 N 3500830	0	-90	3437	Minor Cu mineralization from 2228 – 2240.

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

The Hay Mountain biogeochemical data, when corrected for known sources of variance such as plant species and laboratory, provide a valuable layer of information to guide exploration efforts for buried and blind porphyry Cu-Mo systems in the property area. Multi-element, aqua-regia ICP-MS data were provided for 750 vegetation samples from the Hay Mountain property area, of mostly creosote, mesquite, and whitethorn acacia twigs and leaves, and a single specimen of sagebrush. Each element was assessed for its data quality and whether known sources of variance caused notable differences in their distribution. These sources of data bias were levelled out using Z-score normalization. The three main sources of induced non-geochemical variance included plant species, laboratory, and batch number. Whereas the three main plant species and two laboratories have adequate spatial and compositional coverage of each sub-group to apply levelling corrections, atypical values in batch number RE11168965 were excluded from output maps for affected elements. In addition to levelling between labs and species, the Cu response is further enhanced by correcting for root uptake of Mg, an essential nutrient, resulting in better spatial definition of anomalies and structural trends in the regression residuals of Cu against Mg. Some structural trends can be inferred from a combination of the Mo distribution with the orientation of lineaments in Google Earth imagery, which warrants more detailed follow-up in combination with geological and geophysical data. Combinations of variables can be used for target identification and search-space reduction through RGB color- composite grid maps, e.g., Cu-Mo-K. Additional RGB maps of other combinations can be provided upon request. A species-classification diagram was constructed based on multivariate discriminant analysis, which highlighted 5 potentially mislabeled entries that required verification, 2 of which were confirmed to be mislabeled. It is strongly recommended to use all outputs of this work in combination with all other geospatial data available, including geophysics, surface geology, structural trends, terrain, and field observations, for search-space definition and targeting purposes.

Geologic Mapping: Small scale geologic mapping was performed in the Hay Mountain area by two different U.S. Geological Survey Senior Geologists. The first was by James Gilluly starting in the late 1930s and published in the early 1950’s, as a Professional Paper 281, 1956, and the second by Harold Drewes, published USGS Professional Paper 1144 1981. The Drewes map was a simplified version of the Gilluly map with faults adjusted to Drewes’s interpretation. Both of these mapping projects were regional in nature. Our more detailed mapping indicates that this area has Lower Earp Formation at surface, and we believe that the recently discovered gossan outcrops are lying perhaps 200 to 400 feet above the Earp-Horquilla contact. The Horquilla formation is that from which most of the production from Bisbee has occurred, and in which high grade copper is now being drilled out at Rosemont Camp about 50 miles to the west. Neither Gilluly nor Drewes noticed pervasively fluidized and rounded limestone breccia which covers square miles within the Hay Mountain property and is a typical feature of porphyry copper deposits. We believe perhaps massive copper (chalcopyrite) mineralization will be located in the Horquilla formation 200 to 400 feet below the gossan outcrops in the Earp formation. This analysis plus all of our geochemistry and geophysics is the justification for our currently planned drill program.

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

On January 22, 2025, we announced results from our channel sampling program with some samples returning gold grades of 107.5 g/t and 60.0 g/t collected along the high-grade zone. This extends known mineralization by another 100’ considering other parallel and related gold bearing structures within the RRC Project area. Historical work in the area regarded these structures as feeder zones to areas of sedimentary strata bound gold enrichment. The presence of flat lying gold enrichment cannot be confirmed by channel sampling of the jasperoid structures and will require drilling.

While the current channel sampling program tests the top of the vertical mineralized structures, past drilling has proven the existence of flat lying zones of gold enrichment within the Colina and Earp formations on site. Current sampling has not only extended the length of the known high-grade zone but also discovered 6 other lenses of jasperoid’ s running at greater than 0.5 g/t Au over more than 2’ widths.

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

Liberty Star also uses professionally created video training to teach samplers the proper techniques of obtaining a representative sample whether it is soil, rock or vegetation and instruction on avoiding cross contamination between samples. After samples are collected, they are stored in a secure location until they are delivered to a sample preparation lab in Tucson, Arizona operated by ALS Global. ALS Global prepares the samples by crushing, mixing, pulverizing, and homogenizing. From each sample submitted, a 200-gram sample is scientifically split for shipment to ALS Global’s main analysis lab in Vancouver, British Columbia. Standards, blanks, and duplicates are added to the sample stream for Quality Assurance Quality Control (QA/QC.) Every) tenth sample is a QA/QC sample. Once Liberty Star gets the analysis data back from the laboratory, checks for quality assurance and control are made using data from the blanks, standards, and duplicates. The results are sent to Liberty Star by email and a paper copy mailed for verification and as a permanent record.

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

Quarter Ended	High	Low
January 31, 2025	$0.188	$0.080
October 31, 2024	$0.275	$0.091
July 31, 2024	$0.376	$0.200
April 30, 2024	$0.867	$0.302
January 31, 2024	$0.484	$0.032
October 31, 2023	$0.075	$0.041
July 31, 2023	$0.088	$0.041
April 30, 2023	$0.140	$0.041
January 31, 2023	$0.160	$0.054

Our transfer agent, The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of May 1, 2025, we had 59,751,467 shares of our common stock issued and outstanding, with 144 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries. The closing sale price for our common stock on April 30, 2025, as reported on the OTCQB was $0.10.

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

Common Stock Issued During the Year Ended January 31, 2025

During the year ended January 31, 2025, the Company issued a total of 867,389 shares of our common stock for conversions of $110,000 in principal and $4,000 of interest on convertible notes payable at an exercise price ranging from $0.0961 to $0.1888. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $20,962 and a working capital deficit of $1,652,732 as of January 31, 2025. We had cash inflows from financing activities of $968,782 for the fiscal year ended January 31, 2025. We will need additional funds in order to proceed with our planned exploration program.

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

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2025, the noteholder converted a total of $110,000 of the note for 867,389 shares of the Company’s common stock. As of January 31, 2025, the note balance was $0. As of January 31, 2024, the note balance was $95,000, net of $15,000 discount.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2025, the Company repaid $126,000 of principal on the note. As of January 31, 2025, the note balance was $0.

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2025, the Company repaid $58,080 of principal on the note. As of January 31, 2025, the note balance was $18,274, net of $2,846 discount.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $59,757, net of $7,443 discount.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $82,979, net of $14,221 discount.

On December 2, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “December 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $53,596, net of $13,604 discount.

Notes Payable–- SBA

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning 12.5.2022.

The balance of the EIDL note totals $32,400, including accrued interest of $2,729, and is included in long-term debt as of January 31, 2025.

Notes Payable

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

As of January 31, 2025, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,729. As of January 31, 2024, the note principal balance totaled $32,400, with accrued interest of $2,729, and is included in long-term debt.

Proceeds from issuance of common stock

During the year ended January 31, 2025, GHS Investments, LLC purchased 1,122,672 restricted shares of the Company’s common stock for net proceeds of $90,919, after deducting the legal fees and clearing expenses.

During the fiscal year ended January 31, 2024, we entered into certain private investment agreements pursuant to which we received a total of $1,007,913 in net proceeds, respectively.

Results of Operations for the Fiscal Year Ended January 31, 2025

We had a net income of $2,122,189 for the fiscal year ended January 31, 2025 compared to a net loss of $4,080,258 for   the fiscal year ended January 31, 2024. Net income increased by $6,202,447 due primarily to the increase in gain on the change in fair value of derivative liability.

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

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2025 reflect financial information for the fiscal years ended January 31, 2025 and 2024.

Since we have not generated any revenue, there is substantial doubt regarding our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2025 and 2024. Our accumulated deficit on January 31, 2025, was approximately $59 million and the net income from operations for the fiscal year ended January 31, 2025 was $2,122,189. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2025. Our total stockholders’ deficit at January 31, 2025 was $1,673,957.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Liberty Star Uranium & Metals Corp. (the Company) as of January 31, 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended January 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the year ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Liberty Star Uranium & Metals Corp. as of January 31, 2024, were audited by other auditors whose report dated May 14, 2024, expressed an unqualified opinion on those financial statements.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Derivatives

As disclosed in Note 7 to the financial statements, the Company had various debt instruments and warrants which included conversion features requiring separate accounting as derivatives. These derivatives were measured at fair value using significant assumptions and complex pricing model. We identified auditing the Company’s evaluation to estimate the fair value of the derivative liabilities, as a critical audit matter. The Company uses management estimates on various inputs to the calculation. Auditing a specialist’s calculation of the value of derivatives can be a significant judgment given the fact that the Company uses the specialists estimates on various inputs to the calculation. As discussed in Note 7 to the financial statements, the company has a derivative liability due to a tainted equity environment.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the derivative liability. To evaluate the appropriateness of the estimates used by the derivative specialist, we examined and evaluated the inputs the specialist used in calculating the value of the derivatives.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, Texas

May 1, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Liberty Star Uranium & Metals Corp. (the “Company”) as of January 31, 2024, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the period ended January 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2024, and the consolidated results of its operations and its cash flows for the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our key audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the Company’s processes surrounding the evaluation, initial measurement and valuation of the derivatives.

-	We evaluated management’s assessment, and the conclusions reached, and the qualifications of the Company’s specialist, to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-	We evaluated the fair value of the derivatives that included testing the valuation model and significant assumptions utilized by management and underlying data used in the model.

-	We engaged an auditor’s specialist to review the work prepared by the Company’s specialist and assist in the performance of recalculations.

/s/ Turner, Stone & Company, L.L.P.

We served as Liberty Star Uranium & Metals Corp.’s auditor from 2022 to 2024.

Dallas, Texas

May 15, 2024.

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

	January 31,	January 31,
	2025	2024

Assets

Current assets:
Cash and cash equivalents	$20,962	$72,099
Prepaid expenses and other current assets	17,818	14,356
Total current assets	38,780	86,455

Noncurrent assets:
Property and equipment, net	11,175	17,644
Total noncurrent assets	11,175	17,644

Total assets	$49,955	$104,099

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$229,032	$165,212
Accrued expenses, related party	938	-
Advances	9,000	-
Advances, related party	205,000	-
Notes payable to related party	721,598	326,828
Convertible promissory note, net of unamortized debt discount of $38,114 and $0	214,606	95,000
Derivative liability	311,338	2,547,458
Total current liabilities	1,691,512	3,134,498

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	1,723,912	3,166,898

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $.00001 par value; 149,500,000 authorized; 53,332,498 and 49,813,861 shares issued and outstanding, respectively	533	498
Additional paid-in capital	57,787,901	58,538,033
Subscription receivable	(101,100)	(117,850)
Accumulated deficit	(59,361,296)	(61,483,485)
Total stockholders’ deficit	(1,673,957)	(3,062,799)

Total liabilities and stockholders’ deficit	$49,955	$104,099

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

	For the years ended
	January 31,
	2025	2024

Revenues	$-	$-
Expenses:
Geological and geophysical costs	449,198	897,777
Salaries and benefits	202,167	214,550
Professional services	257,536	155,338
General and administrative	789,628	272,605
Net operating expenses	1,698,529	1,540,270
Loss from operations	(1,698,529)	(1,540,270)

Other income (expense):
Interest expense	(245,970)	(213,022)
Other income	3,839	3,941
Gain (loss) on settlement of liabilities	(46,346)	56,000
Gain (loss) on change in fair value of derivative liability	4,109,195	(2,386,907)
Total other income (expense)	3,820,718	(2,539,988)
Net income (loss)	$2,122,189	$(4,080,258)

Net loss per share of common stock - basic	$0.04	$(0.13)
Net loss per share of common stock - diluted	$0.03	$(0.13)

Weighted average shares outstanding - basic	50,647,226	31,012,343
Weighted average shares outstanding - diluted	62,630,306	31,012,343

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended January 31, 2025 and 2024

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2023	102,000	$1	18,671,159	$186	$(117,468)	$56,941,222	$(57,403,227)	$(579,286)
Receipt of subscription receivable	-	-	-	-	16,368	-	-	16,368
Cashless exercise of options	-	-	250,000	3	(16,750)	16,747	-	-
Issuance of common stock and warrants in private placement	413,781	4	23,962,393	240	-	1,007,669	-	1,007,913
Issuance of common stock and warrants for settlement of liability	234,219	2	-	-	-	11,112	-	11,114
Issuance of common stock and warrants for equipment	-	-	35,092	-	-	1,908	-	1,908
Shares issued for conversion of notes	-	-	5,666,917	57	-	233,224	-	233,281
Stock based compensation	-	-	978,300	10	-	167,943	-	167,953
Shares exchanged	(250,000)	(2)	250,000	2	-	-	-	-
Resolution of derivative liabilities due to debt conversions and untainted warrants	-	-	-	-	-	158,208	-	158,208
Net loss for the year ended January 31, 2024	-	-	-	-	-	-	(4,080,258)	(4,080,258)
Balance, January 31, 2024	500,000	5	49,813,861	498	(117,850)	58,538,033	(61,483,485)	(3,062,799)
Cashless exercise of options	-	-	70,002	1	-	(1)	-	-
Settlement of subscription receivable	-	-	-	-	16,750	-	-	16,750
Shares issued for conversion of notes	-	-	867,389	9	-	114,391	-	114,400
Shares issued for cash, net	-	-	1,122,672	11	-	70,908	-	70,919
Issuance of common stock and warrants in private placement	-	-	1,133,574	11	-	171,028	-	171,039
Shares issued for deferred financing costs	-	-	100,000	1	-	19,999	-	20,000
Stock based compensation	-	-	225,000	2	-	679,266	-	679,268
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	52,476	-	52,476
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(1,858,199)	-	(1,858,199)
Net income for the year ended January 31, 2025	-	-	-	-	-	-	2,122,189	2,122,189
Balance, January 31, 2025	500,000	$5	53,332,498	$533	$(101,100)	$57,787,901	$(59,361,296)	$(1,673,957)

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

	For the years ended
	January 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$2,122,189	$(4,080,258)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,469	6,152
Stock based compensation	679,268	167,953
Amortization of debt discounts	145,038	197,477
(Gain) loss on change in fair value of derivative liabilities	(4,109,195)	2,386,907
(Gain) loss on settlement of liabilities	46,346	(56,000)
Changes in assets and liabilities:
Prepaid expenses and other current assets	20,808	17,034
Accounts payable and accrued expenses	68,220	(32,574)
Accrued expenses to related party	938	-
Cash flows used in operating activities:	(1,019,919)	(1,393,309)

Cash flows from financing activities:
Proceeds from advances, related party	354,693	1,363
Repayments of advances, related party	(25,000)	(8,157)
Proceeds from advances	9,000	-
Repayments of advances	-	(17,091)
Proceeds from notes payable, related party	467,000	285,000
Repayments of notes payable, related party	(55,000)	-
Repayments of notes payable	(24,750)	(27,604)
Proceeds from convertible promissory notes	336,000	175,000
Repayments of convertible promissory notes	(184,080)	-
Proceeds from the issuance of common stock for cash, net	90,919	-
Proceeds from the issuance of common stock and warrants in a private placement	-	1,007,913
Receipt of subscription receivable	-	16,368
Net cash provided by financing activities	968,782	1,432,792

Increase (decrease) in cash and cash equivalents	(51,137)	39,483
Cash and cash equivalents, beginning of period	72,099	32,616
Cash and cash equivalents, end of period	$20,962	$72,099

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$948	$2,564

Supplemental disclosure of non-cash items:
Resolution of derivative liabilities due to debt conversions and untainted warrants	$52,476	$156,309
Reclass of APIC to derivative liabilities for tainted warrants	$1,858,199	$1,901
Debt discounts due to derivative liabilities	$67,352	$146,368
Shares issued for conversion of debt and interest	$114,400	$233,280
Expenses paid by related party on behalf of the Company	$-	$21,827
Prepaid insurance financed with note payable	$24,750	$24,850
Cashless exercise of warrants	$-	$16,750
Settlement of subscription and interest receivable	$17,230	$-
Issuance of common stock and warrants for equipment	$-	$1,908
Issuance of common stock and warrants for settlement of liabilities	$-	$11,114
Shares issued for deferred financing costs	$20,000	$-
Issuance of common stock and warrants in private placement	$124,693	$-
Reclassification of deferred financing costs to equity	$20,000	$-

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

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. On January 31, 2025 and 2024, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the Accounting Standards Codification (“ASC”) Topic 410-30 “Asset Retirement and Environmental Obligations”. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2025 or 2024.

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

During the years ended January 31, 2025 and 2024, the impact of 3,765,498 and 2,808,730 of stock options, 846,052 and 14,254,813 of warrants, and 0 shares issuable from convertible notes, respectively, were excluded from the calculation as their impact would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	For the Years Ended
	January 31,
	2025	2024
Basic (loss) earnings per common share
Numerator:
Net income (loss) available to common shareholders	$2,122,189	$(4,080,258)
Denominator:
Weighted average common shares outstanding	50,647,226	31,012,343

Basic earnings (loss) per common share	$0.04	$(0.13)
Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$2,122,189	$(4,080,258)
Remove derivative gain	(14,876)	-
Remove convertible debt interest	(14,290)	-
Net income (loss) available to common shareholders	$2,093,023	$(4,080,258)
Denominator:
Weighted average common shares outstanding	50,647,226	31,012,343
Dilutive effect of common stock warrants	10,427,644	-
Dilutive effect of common stock options	1,555,436	-
Adjusted weighted average common shares outstanding	62,630,306	31,012,343

Diluted income (loss) per common share	$0.03	$(0.13)

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s CEO, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Newly Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We adopted ASU 2023-07 during the year ended January 31, 2025.

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

NOTE 4 – Mineral claims

At January 31, 2025, we held a 100% interest in 93 standard federal lode mining claims located in the Tombstone region of Arizona.

At January 31, 2025, we held 30 Arizona State Land Department Mineral Exploration Permits covering 12,878.18 acres in the Tombstone region of Arizona.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2025.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2025	January 31, 2024
Geology equipment (3 to 7 years)	$91,328	$91,328
Vehicles and transportation equipment (5 years)	37,592	37,592
Office furniture and equipment (3 to 7 years)	2,140	2,140
	131,060	131,060
Less: accumulated depreciation	(119,885)	(113,416)
	$11,175	$17,644

Depreciation expense was $6,469 and $6,152 for the years ended January 31, 2025 and 2024, respectively.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2025	January 31, 2024

8% convertible note payable issued January 2024, due October 2024	$–	$110,000
10% convertible note payable issued June 2024, due March 2025	21,120	–
10% convertible note payable issued August 2024, due May 2025	67,200	–
10% convertible note payable issued October 2024, due July 2025	97,200	–
10% convertible note payable issued December 2024, due September 2025	67,200	–
	252,720	110,000
Less debt discount	(38,114)	(15,000)
Less current portion of convertible notes	(214,606)	(95,000)
Long-term convertible notes payable	$–	$–

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

On January 12, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending in the aggregate principal amount of $110,000 (the “January 2024 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 24,2024, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the lowest 5 weighted average market prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2025, the noteholder converted a total of $110,000 of the note for 867,389 shares of the Company’s common stock. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized. As of January 31, 2025, the note balance was $0. As of January 31, 2024, the note balance was $95,000, net of $15,000 discount.

On February 23, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “February 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on November 30, 2024. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2025, the Company repaid $126,000 of principal on the note. As of January 31, 2025, the note balance was $0.

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2025, the Company repaid $58,080 of principal on the note. As of January 31, 2025, the note balance was $18,274, net of $2,846 discount.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $59,757, net of $7,443 discount.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $82,979, net of $14,221 discount.

On December 2, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “December 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $53,596, net of $13,604 discount.

Notes Payable–- SBA

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 16, 2021 (extended to June 18, 2023).

The note principal balance of totaled $32,400, with accrued interest of $2,193 and $2,729 and is included in long-term debt as of January 31, 2025 and 2024, respectively.

Notes Payable

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

As of January 31, 2025, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,729. As of January 31, 2024, the note principal balance totaled $32,400, with accrued interest of $2,729, and is included in long-term debt.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the years ended January 31, 2025 and 2024, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC 815, “Derivatives and Hedging”. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 171.7% is based on historical prices over a lookback period equivalent to the expected term of 1.55 years. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date;

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price;

●	Discount rate was based on risk free rates of 4.29% in effect based on the remaining term and date of each valuation and instrument;

●	Dividend yield: 0%;

●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date);

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 53,332,498 shares as of 1/31/25 and a 2.49% growth (a lower growth from last quarter) monthly at 1/31/25 and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2025 of $67,352 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $67,352 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the year ended January 31, 2025, was $67,352. The remaining unamortized debt discount related to the derivative liability was $0 as of January 31, 2025.

During the year ended January 31, 2025, the Company recorded $52,476 due to the conversions of a portion of the Company’s convertible notes. The Company also recorded a change in the fair value of the derivative liabilities as a gain of $4,109,195 to reflect the value of the derivative liabilities for warrants and convertible notes as of January 31, 2025.

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

The Company also recorded the change in the fair value of the derivative liability as a gain of $4,109,195 and a loss of $2,386,907, respectively, to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2025 and 2024, respectively.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2025	2024
Beginning balance	$2,547,458	$172,393
Total (gains) losses	(4,109,195)	2,386,907
Settlements	(52,476)	(156,309)
Additions recognized as debt discount	67,352	146,368
Additions due to tainted warrants	1,858,199	(1,901)
Ending balance	$311,338	$2,547,458

Change in unrealized (gains) losses included in earnings relating to derivatives	$(4,109,195)	$2,386,907

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

Common Stock Issued During the Year Ended January 31, 2025

Stock based compensation

On May 26, 2023, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 978,300 shares of restricted common stock. Upon signing the agreement, the Company issued 978,300 shares of restricted common stock and will recognize the expense over the twelve-month service period. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the year ended January 31, 2025, the Company recognized $12,229 of expense related to this agreement.

On August 5, 2024, the Company entered into a twelve-month stock compensation and subscription agreement with an investor relations firm that includes the issuance of 225,000 shares of restricted common stock with a fair value of $45,000. During the year ended January 31, 2025, the Company recognized $45,000 of expense related to this agreement.

Shares issued for cash

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with GHS Investments, LLC (the “Investor”), whereby the Investor has agreed to invest up to $10,000,000 to purchase shares of our common stock over a 24-month-term that commenced on September 25, 2024. Subject to the terms and conditions of the Investment Agreement and Registration Agreement, we may, in our sole discretion, deliver a put notice to the Investor which states the dollar amount which we intend to sell to the Investor on a certain date. The amount that we shall be entitled to sell to Investor shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000. During the year ended January 31, 2025, the Investor purchased 1,122,672 restricted shares of the Company’s common stock for net proceeds of $90,919, after deducting the legal fees and clearing expenses. As consideration for entering into the purchase agreement, the Company issued 100,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $20,000 and were recorded as deferred financing costs on the balance sheet. The deferred charges were charged against paid-in capital from the sale of common stock under this agreement. As of January 31, 2025, deferred financing costs totaled $0.

Shares issued for conversion of notes

During the year ended January 31, 2025, the noteholder converted a total of $110,000 of the note for 867,389 shares of the Company’s common stock. See Note 6 – Long-term debt and convertible promissory notes.

Issuance of common stock and warrants in private placement

During the year ended January 31, 2025, the Company received advances of $124,693 Patricia Madaris. On January 10, 2025, Ms. Madaris converted her advance into a private placement for 1,133,574 units. Each unit consists of 1 share of our common stock and ½ warrant. See Note 12 – Related party transactions.

Cashless exercise of options

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

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 191,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 5,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 1,925 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010. The following tables summarize the Company’s stock option activity during the years ended January 31, 2025 and 2024:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2023	313,760	$6.53	13.69	$–

Granted	2,745,000	0.11
Cancelled and/or forfeited	(250,000)	0.07
Exercised	–	–
Outstanding, January 31, 2024	2,808,760	$0.83	9.86	$800,183

Granted	2,881,738	0.14
Cancelled and/or forfeited	–	–
Exercised	(75,000)	0.05
Outstanding, January 31, 2025	5,615,498	$0.49	9.30	$129,650

Exercisable, January 31, 2025	5,571,748	$0.49	9.30	$129,650

The aggregate intrinsic value is calculated based on the stock price of $0.113 and $0.42 per share as of January 31, 2025 and 2024, respectively.

During the years ended January 31, 2025 and 2024, we recognized $622,039 and $131,266 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees, and consultants.

On January 31, 2025, there was $7,197 of unrecognized share-based compensation for all share-based awards outstanding.

On December 4, 2023, the Company entered into a letter of understanding with a geologist for services to be provided to the Company. As compensation, the Company will pay $4,000 per month and grant the geologist 10,000 options to purchase shares of common stock upon signing the agreement and monthly stock options to purchase 4,000 shares of common stock on a month-to-month basis. The options have a strike price equal to the closing price per share on the day the options are issued, vest upon issuance and expire in three years. During the year ended January 31, 2025, the Company granted 66,000 options to purchase shares of common stock to geologist. The exercise price of the options ranges from $0.047 to $0.725. The total fair value of these option grants at issuance was $16,571. During the year ended January 31, 2025, the Company recognized $16,571 of expense related to these options.

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

On June 28, 2024, the Company granted 337,501 options to an officer and a member of the board of directors. See Note 12 – Related party transactions.

On August 23, 2024, the Company granted 75,000 options to a board member. . See Note 12 – Related party transactions.

On January 29, 2025, the Company granted 370,833 options to employees. The options expire ten years following issuance and have an exercise price of $0.12. The options vest upon issuance and have a total fair value of $46,354. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.125, Exercise price, $0.12, Term 6.3 years, Volatility 194%, and Discount rate 4.44% and a dividend yield of 0%.

On January 29, 2025, the Company granted 1,866,667 options to an officer and a member of the board of directors. See Note 12 – Related party transactions.

NOTE 10 – Warrants

As of January 31, 2025, there were 13,411,582 warrants outstanding and 12,904,050 warrants exercisable. The warrants have a weighted average remaining life of 1.70 years and a weighted average exercise price of $0.17 per warrant for one common share. Warrants outstanding on January 31, 2025 and 2024 are as follows:

	Number of warrants	Weighted average exercise price per share

Outstanding, January 31, 2023	2,256,070	1.07
Issued	11,998,743	0.04
Expired	–	–
Exercised	–	–
Outstanding, January 31, 2024	14,254,813	0.21
Issued	566,787	0.11
Expired	(1,410,018)	0.52
Exercised	–	–
Outstanding, January 31, 2025	13,411,582	0.17

Exercisable, January 31, 2025	12,904,050	0.10

The weighted average intrinsic value for warrants outstanding was $843,373 and $4,593,718 as of January 31, 2025 and 2024, respectively.

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

NOTE 11 – Income taxes

As of January 31, our deferred tax asset is as follows:

	January 31, 2025	January 31, 2024
Deferred Tax Assets	$7,197,000	$7,253,000
Less Valuation Allowance	(7,197,000)	(7,253,000)
	$-	$-

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The decrease of $56,000 during the year ended January 31, 2025, primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2024, our estimated net operating loss carry-forward is approximately $34 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 through 2023 net operating losses under the Tax Cuts and Jobs Act.

Deferred tax assets were calculated using the Company’s effective tax rate, which it estimated to be 21%. The effective rate is reduced to 0% for 2025 and 2024 due to the full valuation allowance on its net deferred tax assets.

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

Advances

During the year ended January 31, 2025, the Company received advances of $230,000 from Pete O’Heeron, Chairman of the Board, and repaid $25,000 of advances.

During the year ended January 31, 2025, the Company received advances of $124,693 Patricia Madaris. On January 10, 2025, Ms. Madaris converted her advance into a private placement for 1,133,574 units. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $38,424. Each warrant allows the holder to purchase one share of our common stock at a price of $0.11 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.11, Exercise price, $0.11, Term 3 years, Volatility 170%, and Discount rate 4.46% and a dividend yield of 0%. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $46,346.

The advances are unsecured, non-interest bearing and are payable on demand. As of January 31, 2025, the advances related party balance was $205,000.

Advances from related parties during the years ended January 31, 2025 and 2024 are as follows:

	Year ended January 31, 2025	Year ended January 31, 2024

Prior period balance	$–	$5,000
Cash advances	354,693	1,363
Expenses paid on behalf of Company	–	3,157
Non-cash repayments	–	(1,363)
Repayments	(25,000)	(8,157)
Conversion into a private placement	(124,693)	–
End of period balance	$205,000	$–

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. During the year ended January 31, 2025, the Company repaid Mr. Gross $55,000. As of January 31, 2025 and 2024, the note payable related party balance was $4,598 and $76,828, respectively.

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

As of January 31, 2025 and 2024, the note payable related party balance was $721,598 and $326,828, respectively.

Class A Shares

On November 9, 2024, the Company entered into an agreement to issue a total of 250,000 shares of its Class A shares to Chairman of the Board, Pete O’Heeron for cash proceeds of $8,162 and settlement of $1,363 in advances.

Common Shares

During the year ended January 31, 2024, the Company issued 23,521,147 units to the Chairman of the Board for $970,000 in cash proceeds and $1,908 of equipment purchased. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $288,072. Each warrant allows the holder to purchase one share of our common stock at a price ranging from $0.144 -$0.262 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.04 - $0.0637, Exercise price, $0.0419 -$0.0753, Term 3 years, Volatility 164% - 166%, and Discount rate 4.23% - 4.82% and a dividend yield of 0%.

Other

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

On June 28, 2024, the Company granted 337,501 options to an officer and a member of the board of directors. The options expire ten years following the issuance and have an exercise price of $0.226. The options vest upon issuance and have a total fair value of $76,275. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.226, Exercise price, $0.226, Term 10 years, Volatility 178%, and Discount rate 4.36% and a dividend yield of 0%.

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

On January 29, 2025, the Company granted 1,866,667 options to an officer and a member of the board of directors. The options expire ten years following issuance and have an exercise price of $0.12. The options vest upon issuance and have a total fair value of $233,333. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.125, Exercise price, $0.12, Term 6.3 years, Volatility 194%, and Discount rate 4.44% and a dividend yield of 0%.

NOTE 13 – Commitments and Contingencies

We currently rent storage space for $382 per month in the Tombstone, Arizona area on a month-to-month basis.

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $200 per claim. The rentals due by September 1, 2024 for the period from September 1, 2024 through September 1, 2025 of $18,600 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $34,054.29.

NOTE 14 – Subsequent events

On February 4, 2025, the Company entered into a stock compensation and subscription agreement with an investor relations firm that includes the issuance of 1,000,000 shares of restricted common stock. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. As of the date of this filing, the Company has issued 250,000 shares related to this agreement.

On February 26, 2025, the Company issued Pete O’Heeron, Chairman of the Board, 3,080,670 units for the conversion of his $250,000 promissory note and accrued interest of $27,260. Each unit consists of 1 share of our common stock and ½ warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $0.09 per share. The warrants expire three years from the date of issuance.

Subsequent to January 31, 2025, an investor purchased 2,105,374 restricted shares of the Company’s common stock for net proceeds of $145,001, after deducting the legal fees and clearing expenses.

Subsequent to January 31, 2025, the Company issued 546,021 units to an officer and members of the Board of Directors for $49,142 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $0.09 per share. The warrants expire three years from the date of issuance.

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,600, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

On April 22, 2025, the Company issued a total of 206,624 shares of our common stock for conversions of $12,320 in principal on convertible notes payable at exercise prices ranging from $0.059625.

On April 25, 2025, the Company issued a total of 230,280 shares of our common stock for conversions of $12,320 in principal on convertible notes payable at exercise prices ranging from $0.0535.

On April 28, 2025, the Company received advances of $75,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and are payable on demand.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $14,650, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2025 due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of January 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fiscal quarter ended January 31, 2025.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
Patricia Madaris	Interim Chief Executive Officer, Chief Financial Officer, VP Finance	74	May 8, 2015
Peter O’Heeron	Chairman of the Board, Secretary and Treasurer	61	September 6, 2012
Nicholas Hemmerly	Director	43	September 26, 2022
Saleem Elmasri	Director	39	August 14, 2023
Gerardo King	Director	48	August 23, 2024

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

Gerardo King. Joined the Board of Directors August 2024. Gerardo King brings his expertise in finance, financial structuring, mergers & acquisitions, and advisory services to Liberty Star’s board. He is a seasoned, successful investment banker, principal investor, board member, and managing partner with over 25 years of experience in financial services and the mining industry. As the founder and CEO of Tamesis, a regional boutique investment bank, Mr. King oversees a diverse portfolio of clients and sectors across the U.S.A., Latin America, and Europe. He also serves as a board director at Peak 10 Energy, a leading energy company, providing strategic guidance and oversight on that company’s growth and sustainability initiatives. Throughout his career, he has successfully closed multiple transactions worth over $25BN. He has structured innovative and complex financing solutions and built and maintained strong relationships with key stakeholders, partners, and colleagues. He has leveraged his expertise in capital markets, asset management, strategic planning, and business development to drive value creation and positive impact to the organizations and communities he has worked with. Mr. King lives in Austin, Texas.

We believe Mr. King is qualified to serve on our board of directors because of his extensive experience in business, as described above

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held 15 formal meetings during the fiscal year ended January 31, 2025.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2024. Shareholders may contact our interim CEO, Patricia Madaris, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2025 our standing committee of the board of directors was our audit committee. The board of directors also serves as required as nominating committee and compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 9.99% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2025, all filing requirements applicable to its officers, directors and greater than 4.99% & 9.99% percent beneficial owners were complied with.

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

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations that are applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2025 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brett Gross, CEO (1)	2024	-	-	-	-	-	-	-

Patricia Madaris, Interim Chief	2025	97,561	2,500	-	102,119	-		202,180
Executive Officer, President, CFO (2)	2024	87,561	5,000	-	47,300	-	41,688	181,549

(1)	Elected as President and Chief Executive Officer on December 7, 2018, and received no compensation for these services. On September 29, 2023, Mr. Gross resigned from his position as President and Chief Executive Officer of the Company

(2)	Appointed Interim Chief Executive Officer, President on September 29, 2023.

(3)	For the year ended January 31, 2024, $41,688 payment for salary accrued for services provided in prior years.

(4)	The value of perquisites and other personal benefits and property have been excluded because they total, in the aggregate, less than $10,000.

Outstanding Equity Awards at January 31, 2025

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Patricia Madaris	1,634,338		-	.04 – 0.226	11-16-2033 – 01/29/2035	-	-	-	-

COMPENSATION PLANS

As of January 31, 2025, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on May 1, 2025 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 59,751,467 shares of common stock and 500,000 Class A common stock issued and outstanding as of May 1, 2025, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Peter O’Heeron	Common	41,438,487	(3)	58.25%
Peter O’Heeron	Class A	500,000	(5)	100%
Patricia Madaris	Common	3,887,064	(4)	6.41%
Nicholas Hemmerly	Common	778,334	(2)	1.32%
Saleem Elmasri	Common	861,668	(2)	1.46%
Gerardo King	Common	366,667	(2)	* %
Jay Crawford	Common	843,333	(2)	1.43%
Directors and Executive Officers as a Group (4 persons)	Common	48,175,553		63.44%
Directors and Executive Officers as a Group (1persons)	Class A	500,000	(5)	100%

(1)	Based on 59,751,467 shares of common stock and 500,000 of Class A common stock issued and outstanding as of May 1, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes incentive or non-qualified stock options that are currently exercisable or exercisable within 60 days.

(3)	This amount includes 11,893,921 common stock purchase warrants and 957,829 non-qualified stock options that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 1,644,338 non-qualified stock options that are currently exercisable or exercisable within 60 days and 700,909 common stock purchase warrants.

(5)	The holders of Class A Common Stock vote with the holders of Common Stock on matters submitted to the shareholders for a vote. But, the Class A Common Stock has super majority voting rights with the holder of each outstanding share of Class A Common Stock being entitled to 200 votes per share on all such matters, including, but not limited to, election of the Board of Directors. Accordingly, based on the combined ownership of both Common Stock and Class A Common Stock, Peter O’Heeron holds 81% of the voting power of the Company’s authorized shares.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2025, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	197,925	6.51	0.00
Equity Compensation Plans Not Approved by Security Holders: One Off Grants	5,417,573	0.17	N/A
Total	5,615,498		N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Advances

During the year ended January 31, 2025, the Company received advances of $230,000 from Pete O’Heeron, Chairman of the Board, and repaid $25,000 of advances.

During the year ended January 31, 2025, the Company received advances of $124,693 Patricia Madaris. On January 10, 2025, Ms. Madaris converted her advance into a private placement for 1,333,574 units. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $38,424. Each warrant allows the holder to purchase one share of our common stock at a price of $0.11 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.11, Exercise price, $0.11, Term 3 years, Volatility 170%, and Discount rate 4.46% and a dividend yield of 0%.

The advances are unsecured, non-interest bearing and are payable on demand. As of January 31, 2025, the advances related party balance was $205,000.

Advances from related parties during the years ended January 31, 2025 and 2024 are as follows:

	Year ended January 31, 2025	Year ended January 31, 2024

Prior period balance	$–	$5,000
Cash advances	354,693	1,363
Expenses paid on behalf of Company	–	3,157
Non-cash repayments	–	(1,363)
Repayments	(25,000)	(8,157)
Conversion into a private placement	(124,693)	–
End of period balance	$205,000	$–

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. During the year ended January 31, 2025, the Company repaid Mr. Gross $55,000. As of January 31, 2025 and 2004, the note payable related party balance was $4,598 and $76,828, respectively.

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

As of January 31, 2025 and 2024, the note payable related party balance was $721,598 and $326,828, respectively.

Class A Shares

On November 9, 2024, the Company entered into an agreement to issue a total of 250,000 shares of its Class A shares to Chairman of the Board, Pete O’Heeron for cash proceeds of $8,162 and settlement of $1,363 in advances.

Common Shares

During the year ended January 31, 2024, the Company issued 23,521,147 units to the Chairman of the Board for $970,000 in cash proceeds and $1,908 of equipment purchased. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $288,072. Each warrant allows the holder to purchase one share of our common stock at a price ranging from $0.144 -$0.262 per share. The warrants expire three years from the date of issuance. The Company valued the warrants using the Black-Scholes option-pricing model with the following range of key assumptions: fair value stock price, $0.04 - $0.0637, Exercise price, $0.0419 -$0.0753, Term 3 years, Volatility 164% - 166%, and Discount rate 4.23% - 4.82% and a dividend yield of 0%.

Other

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

On January 29, 2025, the Company granted 1,866,667 options to an officer and a member of the board of directors. The options expire ten years following issuance and have an exercise price of $0.12. The options vest upon issuance and have a total fair value of $233,333. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.125, Exercise price, $0.12, Term 6.3 years, Volatility 194%, and Discount rate 4.44% and a dividend yield of 0%.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by M&K CPAS and Turner Stone & Company, LLP for the fiscal years ended January 31, 2025 and 2024, respectively.

	Fiscal Year Ended January 31,
	2025	2024
Audit Fees	$51,000	$66,375
Audit-Related Fees	14,000	12,000
Tax Fees	4,375	-
All Other Fees	13,300	-
Total	$82,675	$78,375

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

The board of directors has considered the nature and amount of fees billed by M&K CPAS, PLLC. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining M&K CPAS, PLLC’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.2 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.01	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 12, 2024, (incorporated by reference to Exhibit 3.44 to our current report on form 8-K, filed with the SEC on January 19, 2024).
10.02	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated February 23, 2024, (incorporated by reference to Exhibit 3.46 to our current report on form 8-K, filed with the SEC on February 28, 2024).
10.03	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated June 13, 2024, (incorporated by reference to Exhibit 3.48 to our current report on form 8-K, filed with the SEC on June 18, 2024).
10.04	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated August 28, 2024, (incorporated by reference to Exhibit 3.50 to our current report on form 8-K, filed with the SEC on September 5, 2024).
10.5	Investment Agreement & Registration for S1 issued to GHS Investment LLC dated September 25, 2024, (incorporated by reference to Exhibit 10.18 to our current report on form 8-K, filed with the SEC on October 1, 2024).
10.06	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated October 22, 2024, (incorporated by reference to Exhibit 3.52 to our current report on form 8-K, filed with the SEC on October 25, 2024).
10.07	Bridge Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated December 3, 2024, (incorporated by reference to Exhibit 3.54 to our current report on form 8-K, filed with the SEC on December 9, 2024).
10.08	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 3, 2025, (incorporated by reference to Exhibit 3.55 to our current report on form 8-K, filed with the SEC on March 12, 2025).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1, filed with the SEC on March 13, 2004).
19.1	Insider Trading Policy
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Patricia Madaris
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Patricia Madaris
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: May 1, 2025	By:	/s/ Patricia Madaris
Patricia Madaris
Interim Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2025	By:	/s/ Patricia Madaris
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

Signature	Title	Date

/s/ Patricia Madaris	Interim Chief Executive Officer	May 1, 2025
Patricia Madaris	(Principal Executive Officer)

/s/ Patricia Madaris	Chief Financial Officer	May 1, 2025
Patricia Madaris	(principal financial officer and principal accounting officer)

/s/ Peter O’Heeron	Chairman of the Board, Secretary & Treasurer	May 1, 2025
Peter O’Heeron

/s/ Nicholas Hemmerly	Director	May 1, 2025
Nicholas Hemmerly

/s/ Saleem Elmasri	Director	May 1, 2025
Saleem Elmasri

/s/ Gerardo King	Director	May 1, 2025
Gerardo King

