Form 10-Q
period 2025-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2025-06-13
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,045,757 common shares as of June 12, 2025.

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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the “Commission”), including the Company’s Annual Report on Form 10-K for the year ended January 31, 2025 (under the heading “Risk Factors” and in other parts of that report), which factors include:

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

PART I – FINANCIAL INFORMATION

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	April 30,	January 31,
	2025	2025

Assets

Current assets:
Cash and cash equivalents	$67,884	$20,962
Prepaid expenses and other current assets	44,446	17,818
Total current assets	112,330	38,780

Noncurrent assets:
Property and equipment, net	9,557	11,175
Total noncurrent assets	9,557	11,175

Total assets	$121,887	$49,955

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$201,646	$229,032
Accrued expenses, related party	4,684	938
Advances	8,000	9,000
Advances, related party	280,000	205,000
Notes payable	24,750	-
Notes payable to related party	473,175	721,598
Convertible promissory note, net of unamortized debt discount of $39,315 and $0	222,875	214,606
Derivative liability	264,843	311,338
Total current liabilities	1,479,973	1,691,512

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	1,512,373	1,723,912

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $.00001 par value; 149,500,000 authorized; 59,016,054 and 53,332,498 shares issued and outstanding, respectively	590	533
Additional paid-in capital	58,407,447	57,787,901
Subscription receivable	(101,100)	(101,100)
Accumulated deficit	(59,697,428)	(59,361,296)
Total stockholders’ deficit	(1,390,486)	(1,673,957)

Total liabilities and stockholders’ deficit	$121,887	$49,955

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	April 30,
	2025	2024

Revenues	$-	$-
Expenses:
Geological and geophysical costs	20,911	324,929
Salaries and benefits	60,197	57,881
Professional services	45,371	31,712
General and administrative	64,569	104,564
Net operating expenses	191,048	519,086
Loss from operations	(191,048)	(519,086)

Other income (expense):
Interest expense	(49,162)	(21,534)
Other income	956	969
Loss on settlement of liabilities	(143,373)	-
Gain on change in fair value of derivative liability	46,495	851,032
Total other income (expense)	(145,084)	830,467
Net income (loss)	$(336,132)	$311,381

Net loss per share of common stock - basic	$(0.01)	$0.01
Net loss per share of common stock - diluted	$(0.01)	$0.01

Weighted average shares outstanding - basic	56,779,658	49,867,529
Weighted average shares outstanding - diluted	56,779,658	52,706,275

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended April 30, 2025 and 2024

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2025	500,000	$5	53,332,498	$533	$(101,100)	$57,787,901	$(59,361,296)	$(1,673,957)
Issuance of common stock and warrants in private placement, net	-	-	3,626,691	36	-	469,739	-	469,775
Shares issued for cash, net	-	-	1,369,961	14	-	91,826	-	91,840
Shares issued for conversion of notes	-	-	436,904	4	-	24,636	-	24,640
Stock based compensation	-	-	250,000	3	-	33,345	-	33,348
Net loss for the three months ended April 30, 2025	-	-	-	-	-	-	(336,132)	(336,132)
Balance, April 30, 2025	500,000	$5	59,016,054	$590	$(101,100)	$58,407,447	$(59,697,428)	$(1,390,486)

Balance, January 31, 2024	500,000	$5	49,813,861	$498	$(117,850)	$58,538,033	$(61,483,485)	$(3,062,799)
Cashless exercise of options	-	-	70,002	1	-	(1)	-	-
Settlement of subscription receivable	-	-	-	-	16,750	-	-	16,750
Stock based compensation	-	-	-	-	-	77,626	-	77,626
Net income for the three months ended April 30, 2024	-	-	-	-	-	-	311,381	311,381
Balance, April 30, 2024	500,000	$5	49,883,863	$499	$(101,100)	$58,615,658	$(61,172,104)	$(2,657,042)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(336,132)	$311,381
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,618	1,617
Stock based compensation	33,348	77,626
Amortization of debt discounts	25,049	9,176
Gain on change in fair value of derivative liabilities	(46,495)	(851,032)
Loss on settlement of liabilities	143,373	-
Changes in assets and liabilities:
Prepaid expenses	(1,878)	347
Accounts payable and accrued expenses	18,171	13,029
Accrued expenses to related party	3,746	2,143
Cash flows used in operating activities:	(159,200)	(435,713)

Cash flows from financing activities:
Proceeds from advances, related party	75,000	(10,000)
Repayments of advances	(1,000)	-
Proceeds from notes payable, related party	-	285,000
Repayments of notes payable, related party	(10,000)	-
Proceeds from convertible promissory notes	125,000	100,000
Repayments of convertible promissory notes	(123,860)	-
Proceeds from the issuance of common stock for cash, net	91,840	-
Proceeds from the issuance of common stock and warrants in a private placement	49,142	-
Net cash provided by financing activities	206,122	375,000

Increase (decrease) in cash and cash equivalents	46,922	(60,713)
Cash and cash equivalents, beginning of period	20,962	72,099
Cash and cash equivalents, end of period	$67,884	$11,386

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$960	$474

Supplemental disclosure of non-cash items:
Shares issued for conversion of debt and interest	$24,640	$-
Prepaid insurance financed with note payable	$24,750	$24,750
Settlement of subscription and interest receivable	$-	$17,230
Issuance of common stock and warrants in private placement for settlement of liabilities	$277,260	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”, “we”, “our”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2025 as filed with the SEC on May 1, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2025, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2025, are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at April 30, 2025	$264,843	–	–	$264,843
Warrant and convertible note derivative liabilities at January 31, 2025	$311,338	–	–	$311,338

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

During the three ended April 30, 2025, the impact of 840,788 of stock options and 3,693,498 of warrants and 0 shares issuable from convertible notes, respectively, were excluded from the calculation as their impact would be anti-dilutive. During the three months ended April 30, 2024, the impact of 734,760 of stock options and 2,103,986 of warrants were considered for their dilutive effects.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	For the Three Months Ended
	April 30,
	2025	2024
Basic (loss) earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(336,132)	$311,381
Denominator:
Weighted average common shares outstanding	56,779,658	49,867,529

Basic earnings (loss) per common share	$(0.01)	$0.01
Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(336,132)	$311,381
Remove convertible debt interest	-	(5,747)
Net income (loss) available to common shareholders	$(336,132)	$305,634
Denominator:
Weighted average common shares outstanding	56,779,658	49,867,529
Dilutive effect of common stock warrants	-	2,103,986
Dilutive effect of common stock options	-	734,760
Adjusted weighted average common shares outstanding	56,779,658	52,706,275

Diluted income (loss) per common share	$(0.01)	$0.01

NOTE 4 – Related Party Transactions

Accrued Expenses

As of April 30, 2025, and January 31, 2025, we had a balance of accrued unpaid vacation days of $4,638 and $938, respectively, to Patricia Madaris, Interim CEO, VP Finance & CFO.

Advances

On April 28, 2025, the Company received an advance of $75,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and is payable on demand.

As of April 30, 2025 and January 31, 2025, the advances related party balance was $280,000 and $205,000, respectively.

Advances from related parties as of April 30, 2025 and January 31, 2025 are as follows:

	April 30, 2025	January 31, 2025

Prior period balance	$205,000	$–
Cash advances	75,000	354,693
Repayments	–	(25,000)
Conversion into a private placement	–	(124,693)
End of period balance	$280,000	$205,000

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. As of April 30, 2025 and January 31, 2025, the note payable related party balance $4,598, respectively.

On January 25, 2024, the Company entered into a promissory note with Pete O’Heeron, Chairman of the Board, for $250,000 and received cash proceeds. The note bears interest at 10% and matures on January 25, 2025. On February 26, 2025, the Company issued Pete O’Heeron, Chairman of the Board, 3,080,670 units for the conversion of his $250,000 promissory note and accrued interest of $27,260. Each unit consists of 1 share of our common stock and ½ warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $0.09 per share. The warrants expire three years from the date of issuance. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $143,373.

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

As of April 30, 2025, and January 31, 2025, the note payable related party balance was $473,175 and $721,598, respectively.

Other

During the three months April 30, 2025, the Company issued 546,021 units to an officer and members of the Board of Directors for $49,142 in cash proceeds. Each unit consists of 1 share of our common stock and ½ warrant. The warrants have a relative fair value of $14,486. Each warrant allows the holder to purchase one share of our common stock at a price of $0.09 per share. The warrants expire three years from the date of issuance.

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

Private Placements

During the three months April 30, 2025, the Company issued 546,021 units to an officer and members of the Board of Directors for $49,142 in cash proceeds and 3,080,670 units to Pete O’Heeron, Chairman of the Board, for the conversion of his $250,000 promissory note and accrued interest of $27,260. Each unit consists of 1 share of our common stock and ½ warrant. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $143,373. See Note 4 – Related Party Transactions.

Common Stock for Services

On February 4, 2025, the Company entered into a stock compensation and subscription agreement with an investor relations firm that includes the issuance of 1,000,000 shares of restricted common stock. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the three months ended April 30, 2025, the Company issued 250,000 shares related to this agreement with a fair value of $29,000.

Equity Financing

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with GHS Investments, LLC (the “Investor”), whereby the Investor has agreed to invest up to $10,000,000 to purchase shares of our common stock over a 24-month-term that commenced on September 25, 2024. Subject to the terms and conditions of the Investment Agreement and Registration Agreement, we may, in our sole discretion, deliver a put notice to the Investor which states the dollar amount which we intend to sell to the Investor on a certain date. The amount that we shall be entitled to sell to Investor shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000. As consideration for entering into the purchase agreement, the Company issued 100,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $20,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of January 31, 2025, deferred financing costs totaled $0. During the three months ended April 30, 2025, the Investor purchased 1,369,961 restricted shares of the Company’s common stock for net proceeds of $91,840, after deducting the legal fees and clearing expenses.

Shares Issued for Conversion of Notes

On April 22, 2025, the Company issued a total of 206,624 shares of our common stock for conversions of $12,320 in principal on convertible notes payable at exercise prices ranging from $0.059625.

On April 25, 2025, the Company issued a total of 230,280 shares of our common stock for conversions of $12,320 in principal on convertible notes payable at exercise prices ranging from $0.0535.

Subscription Receivable

On September 29, 2022, the Company granted 674,000 options to purchase shares of common stock to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027, and were recorded as a subscription receivable. As of April 30, 2025, and January 31, 2025, the subscription receivable was $101,100.

Stock Options

Qualified and non-qualified incentive stock options outstanding at April 30, 2025 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2025	5,615,498	$0.49
Granted	20,000	0.10
Expired	(74,000)	0.24
Exercised	–	–
Outstanding, April 30, 2025	5,561,498	$0.49

Exercisable, April 30, 2024	5,536,498	$0.49

These options had a weighted average remaining life of 9.13 years and have an aggregate intrinsic value of $133,553 as of April 30, 2025. The aggregate intrinsic value is calculated based on the stock price of $0.1157 per share as of April 30, 2025.

During the three months ended April 30, 2025, the Company granted 20,000 options to purchase shares of common stock to our consulting geologist. The options have a strike price equal to the closing price per share on the day the options are issued, vest upon issuance and expire in three years The exercise price of the options ranges from $0.095 to $0.118. The total fair value of these option grants at issuance was $4,348. During the three months ended April 30, 2025, the Company recognized $4,348 of expense related to these options.

During the three months ended April 30, 2025 and 2024, we recognized $4,348 and $65,397 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of April 30, 2025, there was $4,112 of unrecognized share-based compensation for all share-based awards outstanding.

Warrants

As of April 30, 2025, there were 15,219,664 warrants to purchase shares of common stock outstanding and 14,712,132 warrants to purchase shares of common stock exercisable. The warrants have a weighted average remaining life of 1.62 years and a weighted average exercise price of $0.10 per warrant for one common share. The warrants had an aggregate intrinsic value of $920,133 as of April 30, 2025.

Stock warrants outstanding at April 30, 2025 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2025	13,411,582	$0.17
Issued	1,813,346	–
Expired	(5,263)	1.35
Exercised	–	–
Outstanding, April 30, 2025	15,219,664	$0.16

Exercisable, April 30, 2025	14,712,132	$0.10

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the three months ended April 30, 2025, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 145.5% is based on historical prices over a lookback period equivalent to the expected term of 1.31 years;

●	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date (current stock price is higher than last quarter’s price);

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price.

●	The discount rate was based on risk-free rates of 4.29% in effect based on the remaining term and date of each valuation and instrument.

●	Dividend yield: 0%
●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date)

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 59,016,054 shares as of 4/30/25 and a 2.59% growth (a higher growth from last quarter) monthly at 4/30/25 and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

During the three months ended April 30, 2025, the Company recorded a gain of $46,495 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of April 30, 2025.

During the three months ended April 30, 2024, the Company recorded a gain of $851,032 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of April 30, 2024.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Three months ended April 30,
	2025	2024
Beginning balance	$311,338	$2,547,458
Total gain	(46,495)	(851,032
Ending balance	$264,843	$1,696,426

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(46,495)	$(851,032)

NOTE 7 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30, 2025	January 31, 2025

Convertible note payable issued June 2024, due March 2025	$–	$21,120
Convertible note payable issued August 2024, due May 2025	–	67,200
Convertible note payable issued October 2024, due July 2025	43,740	97,200
Convertible note payable issued December 2024, due September 2025	67,200	67,200
Convertible note payable issued March 2025, due December 2025	61,600	–
Convertible note payable issued April 2025, due February 2026	89,650	–
	262,190	252,720
Less debt discount	(39,315)	(38,114)
Less current portion of convertible notes	(222,875)	(214,606)
Long-term convertible notes payable	$–	$–

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, the note balance was $18,274, net of $2,846 discount. During the three months ended April 30, 2025, the Company repaid $21,120 of principal on the note. As of April 30, 2025, the note balance was $0.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $59,757, net of $7,443 discount. During the three months ended April 30, 2025, the Company repaid $49,280 of principal and converted $24,640 of principal and interest on the note. As of April 30, 2025, note balance was $0.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $82,979, net of $14,221 discount. During the three months ended April 30, 2025, the Company repaid $53,640 of principal on the note. As of April 30, 2025, note balance was $36,551, net of $7,189 discount.

On December 2, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “December 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $53,596, net of $13,604 discount. As of April 30, 2025, note balance was $58,930, net of $8,270 discount.

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,600, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2025, note balance was $52,344, net of $9,256 discount.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $14,650, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2025, note balance was $75,050, net of $14,600 discount.

During the three months ended April 30, 2025 and 2024, the Company recorded debt discounts of $0 due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $26,250 and $26,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $25,049 and $9,176 for the three months ended April 30, 2025 and 2024, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of a $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 18, 2021 (extended to December 18, 2022).

In April 2025, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,500 for a one-year policy period. The Company financed $24,750 of the policy over a nine-month period. The monthly payments under the agreement are due in nine installments of $2,903, at an annual interest rate of 13.2%.

As of April 30, 2025, the notes payable, net balance was $40,922, which include term long notes payable of $32,400 and current portion of notes payable of $8,522, with accrued interest of $2,729. As of January 31, 2025, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,729.

NOTE 8 – Commitments and contingencies

We currently rent storage space for $393 per month in Tombstone, Arizona on a month-to-month basis.

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

On May 6, 2025, the Company entered into a Private Placement Subscription Agreement to issue a total of 154,853 units to Patricia Madaris, Interim CEO, VP Finance & CFO, for cash proceeds of $17,901. Each unit consist of one share of common Stock, and a non-transferable half warrant for common stock which may be exercised for 36 months following the closing date at an exercise price equal to the offering price.

On May 27, 2025, the Company entered into a Private Placement Subscription Agreement to issue a total of 3,190,718 units to Pete O’Heeron, Chairman of the Board, Treasurer, Secretary & Director of the Company, for the conversion of a promissory note with a principal balance of $210,000 and accrued interest of $26,868. Each unit consist of one share of common Stock, and a non-transferable half warrant for common stock which may be exercised for 36 months following the closing date at an exercise price equal to the offering price.

On May 30, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “May 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700, matures on March 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

Subsequent to April 30, 2025, the Company issued a total of 2,410,068 shares of our common stock for conversions of $131,880 in principal on convertible notes payable with an exercise price ranging from $0.04699 to $0.06494.

Subsequent to April 30, 2025, an investor purchased 3,274,064 restricted shares of the Company’s common stock for net proceeds of $206,756, after deducting the legal fees and clearing expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

You should read the following discussion and analysis of our financial condition and results of operations together with the interim financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes to those consolidated financial statements for the fiscal year ended January 31, 2025, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2025 (the “2025 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended April 30, 2025 and 2024, above.

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

The Hay Mountain Property: The Hay Mountain Property is located 6.5 miles southeast of Tombstone where we hold 30 Arizona State Mineral Exploration Permits (MEPs) covering (12,878.18 acres) or 20.12 square miles, and 93 federal lode mining claims covering (1,594.68 acres) or 2.49 square miles and is accessible by Hwy 80, Davis Rd. and Wild West Road.

At Hay Mountain, we plan to ascertain whether the Hay Mountain lode mining claims and AZ MEPs possess commercially viable deposits of copper, gold, molybdenum, silver, zinc, rare earth metals and other valuable metals. We have a phased exploration plan that involves diamond drilling of multiple holes over targets determined by analysis of geochemical sampling and ZTEM electromagnetic and magnetic survey. Full phase 1 drilling is planned to take approximately one year. Initial 2 drill hole results indicated the viability of the property, however, additional phased work, both exploration and development, is planned over the course of seven years (potentially), to define the nature and size of any potential ore bodies and move toward mining. Any exploration plans are dependent on acquiring suitable funding. No part of the phased program is currently funded.

From early December 2023 until March 4, 2024, we drilled the first two holes of our Phase 1 drilling project in the Hay Mountain Property. Hole HM-23-01 was 1,500’ deep and hole HM-23-02 was 3,437’ deep. The first two holes do not provide a sufficient data set to prepare an estimate of the overall mineral resources under S-K 1300. These holes were designed to check the results of the previous geochemical and geophysical work done by us in the past. Hole HM-23-01 was not drilled deep enough to encounter alteration nor mineralization and will be deepened at a future date. Hole HM-23-02 did encounter alteration and mineralization associated with a copper porphyry system. Further drilling will be required in this area to begin to understand the scope and source of that mineralization.

Holes 01 and 02 are the first two holes of a much larger phase of planned drilling to be conducted when funds become available.. A full technical report on the drilling program will be prepared at the conclusion of phase one.

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

Robbers Roost exploration property: On June 16, 2020, the Company acquired 2 Mineral Exploration Permits (“MEP”) covering 240 acres at Robbers Roost. Which is located 5.89 miles west of the Hay Mountain Project. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” (JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

Red Rock Canyon exploration property: As of mid-March 2024, the Company conducted a statistical sampling program on the property. Channel samples are cut using a handheld rock saw across the jasperoid lenses at measured lengths and spacing between the channels. QA/QC samples are being inserted into the sample stream as per “Industry Standard”. The most recent bonanza grades of 107.5 g/t and 60.0 g/t Au recovered from sampling along the Red Rock Canyon high grade zone have extended known mineralization by another 100 feet, along with numerous other gold bearing structures.

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

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. We have not found any mineral “resources” in commercially exploitable quantities.

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

SK 1300 Regulation

Liberty Star has performed many hours of field work mapping and sampling on our Red Rock Canyon Gold Project and although we do not have enough drill core to prove results, we have through analysis of Geochem sampling, evidence of an anomaly.

To date, we have not generated any revenues. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Results of Operations

Results of Operations for the Three-Month Periods Ended April 30, 2025 and 2024

We had net loss of $336,132 for the three months ended April 30, 2025, compared to a net income of $311,381 for the three months ended April 30, 2024. The change in net loss was primarily due to a change in derivative liability.

During the three months ended April 30, 2025, we had a decrease of $304,018 in geological and geophysical expense compared to the three months ended April 30, 2024, due primarily to a decrease in geologist fees and filing fees for the three-month period. During the three months ended April 30, 2025, we had an increase of $2,316 in salaries and benefit expense compared to the three months ended April 30, 2024, due to an increase in wages, benefits and reimbursements. During the three months ended April 30, 2025, we had an increase of $13,659 in professional services compared to the three months ended April 30, 2024, due primarily to increases in the accounting and audit fees. We had a decrease in general and administrative expenses of $39,995 during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, which was primarily due to a decrease in stock compensation. We had an decrease in interest expense of $27,628 during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024. We had an increase in other expenses of $975,551 during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, which was primarily due to a decrease in gain on change in fair value of derivative liability and an increase in loss on settlement of liabilities.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $67,884 as of April 30, 2025. We had a working capital deficit of $1,367,643 as of April 30, 2025. We used cash in operating activities of $159,200 for the three months ended April 30, 2025.

Advances

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

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,600, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2025, note balance was $52,344, net of $9,256 discount.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $14,650, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2025, note balance was $75,050, net of $14,600 discount.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $159,200 and $435,713 for the three months ended April 30, 2025, and 2024, respectively, and mainly included payments made for geological and geophysical costs, compensation, and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $206,122 for the three months ended April 30, 2025, related to the proceeds from issuance of common stock and warrants, convertible promissory notes and notes payable, related party, which were offset by the repayments of convertible notes, notes payable, related party and advances, related party. Net cash provided by financing activities was $375,000 for the three months ended April 30, 2024, related to the proceeds from convertible promissory notes and proceeds from notes payable, related party, which were offset by the repayment of advances, related party.

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

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2025, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended April 30, 2025, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2025 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report. There have been no material changes with respect to the risk factors disclosed in our 2025 Annual Report, except as discussed below. You should carefully consider such factors in the 2025 Annual Report, which could materially affect our business, financial condition or future results. The risks described in the 2025 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended April 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations that are applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.2 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.01	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 12, 2024, (incorporated by reference to Exhibit 3.44 to our current report on form 8-K, filed with the SEC on January 19, 2024).
10.02	Interest Bearing note issued to 1800 Diagonal Lending LLC dated February 23, 2024, (incorporated by reference to Exhibit 3.46 to our current report on form 8-K, filed with the SEC on February 28, 2024).
10.03	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated June 13, 2024, (incorporated by reference to Exhibit 3.48 to our current report on form 8-K, filed with the SEC on June 17, 2024).
10.04	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated August 28, 2024, (incorporated by reference to Exhibit 3.50 to our current report on form 8-K, filed with the SEC on August 28, 2024).
10.05	Financing & Registration GHS Investment LLC Agreements up to $10M dated September 25, 2024 (incorporated by reference to Exhibit 10.18 & 10.19 to our current report on form 8K, filed with the SEC on October 1, 2024).
10.06	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated October 22, 2024, (incorporated by reference to Exhibit 3.52 to our current report on form 8-K, filed with the SEC on October 22, 2024).
10.07	Bridge Note issued to 1800 Diagonal Lending LLC dated December 2, 2024, (incorporated by reference to Exhibit 3.54 to our current report on form 8-K, filed with the SEC on December 2, 2024).
10.08	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 3, 2025 (incorporated by reference to Exhibit 3.55 to our current report on form 8-K, filed with the SEC on March 6, 2025).
10.09	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated April 28, 2025 (incorporated by reference to Exhibit 3.57 to our current report on form 8-K, filed with the SEC on May 2, 2025).
19.1	Insider Trading Policy
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

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

Date: June 13, 2025

