Form 10-Q
period 2025-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2025-09-12
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,485,130 common shares as of September 12, 2025.

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

PART I – FINANCIAL INFORMATION

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	July 31,	January 31,
	2025	2025

Assets

Current assets:
Cash and cash equivalents	$313,543	$20,962
Prepaid expenses and other current assets	43,459	17,818
Total current assets	357,002	38,780

Noncurrent assets:
Property and equipment, net	7,940	11,175
Total noncurrent assets	7,940	11,175

Total assets	$364,942	$49,955

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$181,148	$229,032
Accrued expenses, related party	5,945	938
Advances	-	9,000
Advances, related party	265,000	205,000
Notes payable	16,769	-
Notes payable to related party	257,000	721,598
Convertible promissory note, net of unamortized debt discount of $39,650 and $0 at July 31, 2025 and January 31, 2025, respectively	264,500	214,606
Derivative liability	145,400	311,338
Total current liabilities	1,135,762	1,691,512

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	1,168,162	1,723,912

Commitments and Contingencies

Stockholders’ deficit:

Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding at July 31, 2025 and January 31, 2025	5	5
Common stock - $.00001 par value; 149,500,000 authorized; 70,348,449 and 53,332,498 shares issued and outstanding at July 31, 2025 and January 31, 2025, respectively	703	533
Additional paid-in capital	59,213,312	57,787,901
Subscription receivable	(101,100)	(101,100)
Accumulated deficit	(59,916,140)	(59,361,296)
Total stockholders’ deficit	(803,220)	(1,673,957)

Total liabilities and stockholders’ deficit	$364,942	$49,955

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	45,894	42,758	66,805	367,687
Salaries and benefits	57,194	62,118	117,391	119,999
Professional services	61,239	110,689	106,610	142,401
General and administrative	33,527	203,494	98,096	308,058
Net operating expenses	197,854	419,059	388,902	938,145
Loss from operations	(197,854)	(419,059)	(388,902)	(938,145)

Other income (expense):
Interest expense	(53,905)	(75,319)	(103,067)	(96,853)
Other income	957	957	1,913	1,926
Loss on settlement of liabilities	(87,353)	-	(230,726)	-
Gain on change in fair value of derivative liability	119,443	1,642,566	165,938	2,493,598
Total other income (expense)	(20,858)	1,568,204	(165,942)	2,398,671
Net income (loss)	$(218,712)	$1,149,145	$(554,844)	$1,460,526

Net loss per share of common stock - basic	$(0.00)	$0.02	$(0.01)	$0.03
Net loss per share of common stock - diluted	$(0.00)	$0.02	$(0.01)	$0.02

Weighted average shares outstanding - basic	66,445,267	49,912,073	61,692,564	49,867,529
Weighted average shares outstanding - diluted	66,445,267	52,739,623	61,692,564	52,695,079

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended July 31, 2025 and 2024

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2025	500,000	$5	53,332,498	$533	$(101,100)	$57,787,901	$(59,361,296)	$(1,673,957)
Issuance of common stock and warrants in private placement, net	-	-	3,626,691	36	-	469,739	-	469,775
Shares issued for cash, net	-	-	1,369,961	14	-	91,826	-	91,840
Shares issued for conversion of notes	-	-	436,904	4	-	24,636	-	24,640
Stock based compensation	-	-	250,000	3	-	33,345	-	33,348
Net loss for the three months ended April 30, 2025	-	-	-	-	-	-	(336,132)	(336,132)
Balance, April 30, 2025	500,000	5	59,016,054	590	(101,100)	58,407,447	(59,697,428)	(1,390,486)
Issuance of common stock and warrants in private placement, net	-	-	3,345,571	33	-	342,089	-	342,122
Shares issued for cash, net	-	-	5,576,756	56	-	326,204	-	326,260
Shares issued for conversion of notes	-	-	2,410,068	24	-	131,856	-	131,880
Stock based compensation	-	-	-	-	-	5,716	-	5,716
Net loss for the three months ended July 31, 2025	-	-	-	-	-	-	(218,712)	(218,712)
Balance, July 31, 2025	500,000	$5	70,348,449	$703	$(101,100)	$59,213,312	$(59,916,140)	$(803,220)

Balance, January 31, 2024	500,000	$5	49,813,861	$498	$(117,850)	$58,538,033	$(61,483,485)	$(3,062,799)
Cashless exercise of options	-	-	70,002	1	-	(1)	-	-
Settlement of subscription receivable	-	-	-	-	16,750	-	-	16,750
Stock based compensation	-	-	-	-	-	77,626	-	77,626
Net income for the three months ended April 30, 2024	-	-	-	-	-	-	311,381	311,381
Balance, April 30, 2024	500,000	5	49,883,863	499	(101,100)	58,615,658	(61,172,104)	(2,657,042)
Shares issued for conversion of notes	-	-	185,381	2	-	34,998	-	35,000
Stock based compensation	-	-	-	-	-	173,569	-	173,569
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	17,739	-	17,739
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(3,331,913)	-	(3,331,913)
Net income for the three months ended July 31, 2024	-	-	-	-	-	-	1,149,145	1,149,145
Balance, July 31, 2024	500,000	$5	50,069,244	$501	$(101,100)	$55,510,051	$(60,022,959)	$(4,613,502)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	July 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(554,844)	$1,460,526
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	3,235	3,234
Stock based compensation	39,064	251,195
Amortization of debt discounts	52,614	66,048
Gain on change in fair value of derivative liabilities	(165,938)	(2,493,598)
Loss on settlement of liabilities	230,726	-
Changes in assets and liabilities:
Prepaid expenses	(891)	9,456
Accounts payable and accrued expenses	45,481	38,963
Accrued expenses to related party	5,007	5,309
Cash flows used in operating activities:	(345,546)	(658,867)

Cash flows from financing activities:
Proceeds from advances, related party	75,000	(25,000)
Repayments of advances, related party	(15,000)	-
Repayments of advances	(9,000)	-
Repayments of notes payable	(7,981)	(7,981)
Proceeds from notes payable, related party	-	467,000
Repayments of notes payable, related party	(16,175)	-
Proceeds from convertible promissory notes	250,000	161,000
Repayments of convertible promissory notes	(123,860)	-
Proceeds from the issuance of common stock for cash, net	418,100	-
Proceeds from the issuance of common stock and warrants in a private placement	67,043	-
Net cash provided by financing activities	638,127	595,019

Increase (decrease) in cash and cash equivalents	292,581	(63,848)
Cash and cash equivalents, beginning of period	20,962	72,099
Cash and cash equivalents, end of period	$313,543	$8,251

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$9,169	$1,723

Supplemental disclosure of non-cash items:
Shares issued for conversion of debt and interest	$156,520	$35,000
Prepaid insurance financed with note payable	$24,750	$24,750
Settlement of subscription and interest receivable	$-	$17,230
Issuance of common stock and warrants in private placement for settlement of liabilities	$514,128	$-
Resolution of derivative liabilities due to debt conversions and untainted warrants	$-	$17,739
Debt discounts due to derivative liabilities	$-	$67,352

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2025 as filed with the SEC on May 1, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2025, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2025, and are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at July 31, 2025	$145,400	–	–	$145,400
Warrant and convertible note derivative liabilities at January 31, 2025	$311,338	–	–	$311,338

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

During the six months ended July 31, 2025, the impact of 3,779,498 stock options and 5,009,466 warrants and 0 shares issuable from convertible notes were excluded from the calculation as their impact would be anti-dilutive. During the six months ended July 31, 2024, the impact of 786,760 stock options and 2,040,790 warrants were considered for their dilutive effects.

Below is a reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation:

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Basic income (loss) per common share
Net income (loss) available to common shareholders	$(218,712)	$1,149,145	$(544,844)	$1,460,526
Derivative (gain) loss associated with convertible debt	-	(1,642,566)	-	(2,493,598)
Interest expense associated with convertible debt	-	(75,319)	-	(96,853)
Net income (loss) for dilutive calculation	$(218,712)	$(568,740)	$(544,844)	$(1,129,925)

Weighted average common shares outstanding	66,445,267	49,912,073	61,692,564	49,867,529
Dilutive effect of convertible debt	-	-	-	-
Dilutive effect of common stock warrants	-	2,040,790	-	2,040,790
Dilutive effect of common stock options	-	786,790	-	786,760
Weighted average shares outstanding for diluted net income (loss) per share	66,445,267	52,739,623	61,692,564	52,695,079

NOTE 4 – Related Party Transactions

Accrued Expenses

As of July 31, 2025 and January 31, 2025, the Company had a balance of accrued unpaid vacation days of $5,945 and $938, respectively, to Patricia Madaris, Interim CEO, VP Finance & CFO.

Advances

On April 28, 2025, the Company received an advance of $75,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and is payable on demand.

As of July 31, 2025 and January 31, 2025, the balance of Advances from related parties was $265,000 and $205,000, respectively.

Advances from related parties as of July 31, 2025 and January 31, 2025 are as follows:

	July 31, 2025	January 31, 2025

Prior period balance	$205,000	$–
Cash advances	75,000	354,693
Repayments	(15,000)	(25,000)
Conversion into a private placement	–	(124,693)
End of period balance	$265,000	$205,000

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. As of July 31, 2025 and January 31, 2025, the note payable related party balance $0 and $4,598, respectively.

On January 25, 2024, the Company entered into a promissory note with Mr. O’Heeron, for $250,000 and received cash proceeds. The note bears interest at 10% and matures on January 25, 2025. On February 26, 2025, the Company issued Mr. O’Heeron, 3,080,670 units for the conversion of his $250,000 promissory note and accrued interest of $27,260. Each unit consists of one share of common stock and ½ warrant. Each warrant allows the holder to purchase one share of common stock at a price of $0.09 per share. The warrants expire three years from the date of issuance. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $143,373.

On February 13, 2024, the Company entered into a promissory note with Mr. O’Heeron, in the aggregate principal amount of $210,000. The note bears interest at 10% matures on February 13, 2025. On May 27, 2025, the Company entered into a Private Placement Subscription Agreement to issue a total of 3,190,718 units to Mr. O’Heeron, for the conversion of a promissory note with a principal balance of $210,000 and accrued interest of $26,868. Each unit consist of one share of common stock, and a non-transferable half warrant for common stock which may be exercised for 36 months following the closing date at an exercise price equal to the offering price. The warrants expire three years from the date of issuance. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $87,353.

On April 3, 2024, the Company entered into a promissory note with Mr. O’Heeron, in the aggregate principal amount of $75,000. The note bears interest at 10% matures on April 3, 2025. The note is currently past due.

On May 1, 2024, the Company entered into a promissory note with Mr. O’Heeron, in the aggregate principal amount of $45,000. The note bears interest at 10% matures on May 1, 2025. The note is currently past due.

On May 20, 2024, the Company entered into a promissory note with Mr. O’Heeron, in the aggregate principal amount of $67,000. The note bears interest at 10% matures on May 20, 2025. The note is currently past due.

On July 5, 2024, the Company entered into a promissory note with Mr. O’Heeron, in the aggregate principal amount of $70,000. The note bears interest at 10% matures on July 5, 2025. The note is currently past due.

As of July 31, 2025, and January 31, 2025, the note payable related party balance was $257,000 and $721,598, respectively.

Private Placement

During the six months July 31, 2025, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds. Each unit consists of one share of common stock and ½ warrant. The warrants have a relative fair value of $18,883. Each warrant allows the holder to purchase one share of common stock at a price range from $0.09 to $0.116 per share. The warrants expire three years from the date of issuance.

NOTE 5 – Stockholders’ deficit

Common Stock

The Company’s common stock and Class A common stock are voting and entitle stockholders to receive dividends to the extent declared by the Board of Directors. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets.

On July 3, 2024, the Board of Directors amended the articles of incorporation to increase the Company’s common stock by 75,000,000 shares.

Private Placements

During the six months ended July 31, 2025, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds and 6,271,388 units to Mr. O’Heeron, for the conversion of his $250,000 and $210,000 promissory notes and accrued interest of $54,128. Each unit consists of 1 share of common stock and ½ warrant. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $230,726. See Note 4 – Related Party Transactions.

Common Stock for Services

On February 4, 2025, the Company entered into a stock compensation and subscription agreement with an investor relations firm that includes the issuance of 1,000,000 shares of restricted common stock. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the six months ended July 31, 2025, the Company issued 250,000 shares related to this agreement with a fair value of $29,000.

Equity Financing

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) and registration agreement with GHS Investments, LLC (the “Investor”), whereby the Investor agreed to invest up to $10,000,000 to purchase shares of the Company’s common stock over a 24-month-term that commenced on September 25, 2024. Subject to the terms and conditions of the Investment Agreement and Registration Agreement, the Company may, in its sole discretion, deliver a put notice to the Investor which states the dollar amount which the Company intends to sell to the Investor on a certain date. The amount that the Company shall be entitled to sell to Investor shall be equal to 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000. As consideration for entering into the purchase agreement, the Company issued 100,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $20,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of January 31, 2025, deferred financing costs totaled $0. During the six months ended July 31, 2025, the Investor purchased 6,946,717 restricted shares of the Company’s common stock for net proceeds of $418,099, after deducting the legal fees and clearing expenses.

Shares Issued for Conversion of Notes

During the six months ended July 31, 2025, the Company issued a total of 2,846,972 shares of common stock for conversions of $128,860 in principal and $27,660 of interest on convertible notes payable at exercise prices ranging from $0.046995 to $0.06495.

Subscription Receivable

On September 29, 2022, the Company granted 674,000 options to purchase shares of common stock to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027, and were recorded as a subscription receivable. As of July 31, 2025, and January 31, 2025, the subscription receivable was $101,100.

Stock Options

Qualified and non-qualified incentive stock options outstanding at July 31, 2025 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2025	5,615,498	$0.49
Granted	50,000	0.10
Expired	(86,000)	0.22
Exercised	–	–
Outstanding, July 31, 2025	5,579,498	$0.49

Exercisable, July 31, 2025	5,543,248	$0.49

These options had a weighted average remaining life of 8.86 years and have an aggregate intrinsic value of $55,913 as of July 31, 2025. The aggregate intrinsic value is calculated based on the stock price of $0.073 per share as of July 31, 2025.

During the six months ended July 31, 2025, the Company granted an aggregate of 50,000 options to purchase shares of common stock to a consulting geologist. The options have a strike price equal to the closing price per share on the day the options were issued, vest upon issuance and expire in three years The exercise price of the options ranges from $0.09 to $0.12.

The total fair value of these option grants at issuance was $10,064. During the six months ended July 31, 2025, the Company recognized $10,064 of expense related to these options.

During the six months ended July 31, 2025 and 2024, the Company recognized $10,064 and $238,966 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of July 31, 2025, there was $1,028 of unrecognized share-based compensation for all share-based awards outstanding.

Warrants

As of July 31, 2025, there were 16,775,737 warrants to purchase shares of common stock outstanding and 16,268,205 warrants to purchase shares of common stock exercisable. The warrants have a weighted average remaining life of 1.52 years and a weighted average exercise price of $0.13 per warrant for one common share. The warrants had an aggregate intrinsic value of $358,483 as of July 31, 2025.

Stock warrants outstanding at July 31, 2025 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2025	13,411,582	$0.17
Issued	3,486,131	0.08
Expired	(121,975)	3.05
Exercised	–	–
Outstanding, July 31, 2025	16,775,737	$0.13

Exercisable, July 31, 2025	16,268,205	$0.07

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the six months ended July 31, 2025, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 150.3% is based on historical prices over a lookback period equivalent to the expected term of 1.05 years;

●	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date (current stock price is higher than last quarter’s price);

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price.

●	The discount rate was based on risk-free rates of 4.14% in effect based on the remaining term and date of each valuation and instrument.

●	Dividend yield: 0%
●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date)

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of October 31, 2021 to 70,348,449 shares as of July 31, 2025 and a 2.68% growth (a higher growth from last quarter) monthly at 7/31/25 and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

During the six months ended July 31, 2025, the Company recorded a gain of $165,938 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of July 31, 2025.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Six months ended July 31,
	2025	2024
Beginning balance	$311,338	$2,547,458
Total gain	(165,938)	(2,493,598)
Settlements	–	(17,739)
Additions recognized as debt discount	–	67,352
Changes due to tainted (untainted) warrants	–	3,331,913
Ending balance	$145,400	$3,435,386

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(165,938)	$(2,493,598)

NOTE 7 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	July 31, 2025	January 31, 2025

Convertible note payable issued June 2024, due March 2025	$–	$21,120
Convertible note payable issued August 2024, due May 2025	–	67,200
Convertible note payable issued October 2024, due July 2025	–	97,200
Convertible note payable issued December 2024, due September 2025	–	67,200
Convertible note payable issued March 2025, due December 2025	61,600	–
Convertible note payable issued April 2025, due February 2026	89,650	–
Convertible note payable issued May 2025, due March 2026	73,700	–
Convertible note payable issued July 2025, due April 2026	79,200	–
	304,150	252,720
Less debt discount	(39,650)	(38,114)
Less current portion of convertible notes	(264,500)	(214,606)
Long-term convertible notes payable	$–	$–

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees to the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, the note balance was $18,274, net of $2,846 discount. During the six months ended July 31, 2025, the Company repaid $21,120 of principal on the note. As of July 31, 2025, the note balance was $0.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees to the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $59,757, net of $7,443 discount. During the six months ended July 31, 2025, the Company repaid $49,280 of principal and converted $24,640 of principal and interest on the note. As of July 31, 2025, note balance was $0.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees to the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $82,979, net of $14,221 discount. During the six months ended July 31, 2025, the Company repaid $53,640 of principal and converted $53,460 of principal and interest on the note. As of July 31, 2025, note balance was 0.

On December 2, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “December 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the six months ended July 31, 2025, the Company converted $78,420 of principal and interest on the note. As of January 31, 2025, note balance was $53,596, net of $13,604 discount. As of July 31, 2025, note balance was $0.

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $5,600 plus an additional $6,000 to pay for transaction fees to the lender, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2025, note balance was $56,063, net of $5,537 discount.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,150 plus an additional $6,500 to pay for transaction fees to the lender, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2025, note balance was $79,666, net of $9,984 discount.

On May 30, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “May 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2025, note balance was $62,939, net of $10,761 discount.

On July 14, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $79,200 (the “July 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $7,200 plus an additional $7,000 to pay for transaction fees to the lender, matures on April 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2025, note balance was $65,832, net of $13,368 discount.

During the six months ended July 31, 2025 and 2024, the Company recorded debt discounts of $0 and $67,352, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $54,150 and $31,000, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $52,614 and $66,048 for the six months ended July 31, 2025 and 2024, respectively.

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

As of July 31, 2025, the notes payable, net balance was $49,169, which include term long notes payable of $32,400 and current portion of notes payable of $16,769, with accrued interest of $2,193. As of January 31, 2025, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,729.

NOTE 8 – Commitments and contingencies

The Company currently rents storage space for $393 per month in Tombstone, Arizona on a month-to-month basis.

The Company is required to pay annual rentals for Liberty Star’s federal lode mining claims for the Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $200 per claim. The rentals due by September 1, 2024 for the period from September 1, 2024 through September 1, 2025 of $18,600 have been paid.

The Company is required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for one year and renewable for up to five years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. The Company holds AZ MEP permits for 12,878.18 acres at our Tombstone project. The Company paid filing and rental fees for the AZ MEPs before their respective due dates in the amount of $27,264.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

On August 1, 2025, the Company repaid Mr. O’Heeron $75,000 of principal and $9,945 interest on the April 3, 2024 promissory note and $15,055 of principal on the May 1, 2024 promissory note.

On August 7, 2025, the Company entered into a convertible promissory note with Labrys Fund II, L.P., in the aggregate principal amount of $137,500. The note bears interest at 8%, with an Original Issue Discount of $12,500, matures on August 7, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

On August 8, 2025, the Company repaid Mr. O’Heeron $29,945 of principal and $9,111 interest on the May 1, 2024 promissory note and $60,944 of principal on the May 20, 2024 promissory note.

On August 20, 2025, the Company issued 4,040,329 options to an officer, employees and members of the board of directors. The options vest upon issuance, expire ten years following issuance and have an exercise price of $0.07.

On August 25, 2025, the Company entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC., in the aggregate principal amount of $137,500 (the “August 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500, matures on August 25, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

Subsequent to July 31, 2025, an investor purchased 933,236 restricted shares of the Company’s common stock for net proceeds of $46,415, after deducting the legal fees and clearing expenses.

Subsequent to July 31, 2025, the Company issued a total of 1,203,445 shares of our common stock for conversions of $44,000 in principal on convertible notes payable with an exercise price ranging from $0.0356 to $0.0394.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended July 31, 2025 and 2024, above.

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

Holes 01 and 02 are the first two holes of a much larger phase of planned drilling to be conducted when funds become available. A full technical report on the drilling program will be prepared at the conclusion of phase one.

On November 25, 2020, we received approval from the Arizona State Land Department for 5 additional MEP’s covering 2,369.15 acres for a total of 16,662.10 acres or 26.03 square miles at our Hay Mountain Property.

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

Robbers Roost exploration property: On June 16, 2020, we acquired two Mineral Exploration Permits (“MEP”) covering 240 acres at Robbers Roost, which is located 5.89 miles west of the Hay Mountain Project. While the Robbers Roost MEP area is new to us, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest by others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” (JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01-0103.pdf)

Red Rock Canyon exploration property: As of mid-March 2024, we conducted a statistical sampling program on the property. Channel samples are cut using a handheld rock saw across the jasperoid lenses at measured lengths and spacing between the channels. QA/QC samples are being inserted into the sample stream as per “Industry Standard”. The most recent bonanza grades of 107.5 g/t and 60.0 g/t Au recovered from sampling along the Red Rock Canyon high grade zone have extended known mineralization by another 100 feet, along with numerous other gold bearing structures.

On August 20, 2021, we executed a financing agreement for the purpose of drilling for the Red Rock Canyon Gold Property in Cochise County, Arizona. The agreement allowed for a $1,000,000 common stock purchase agreement (the “Purchase Agreement”) and a $1,000,000 warrant agreement (the “Warrant Agreement,” together “the Agreements”) with Triton Funds LP (“Triton”) of San Diego, California. As of December 31, 2022, the purchase agreement expired.

On May 26, 2021, we announced the public release of geochemical assay results prepared by ALS/USA Inc. We noted in the news release issued May 21, 2021 that the results were forthcoming. Previously released geochemical assay results from October 2020 and February 2021 can be viewed on the Liberty Star Minerals website. This set of results strongly aligns with previous assay results indicating that the Red Rock portion of the Hay Mountain Project is a potential gold property.

On March 15,2021, we announced the release of more rock chip assay results from the Red Rock Canyon area located within the Hay Mountain Project. 28 samples were submitted to the ALS/USA Inc. Tucson location with results returned to us on February 6, 2021. This set of samples are within and outside of the original study area and expand on the October 2020 geochemical sampling undertaken on MEP land within our Red Rock Canyon holdings.

On November 11, 2020, we announced the identification of potentially exploitable gold mineralization on its recently acquired Arizona State Land Department Mineral Exploration Permits. Preliminary surface exploration on the Red Rock MEPs advances our knowledge of the porphyry system signature associated with magnetic highs at, and adjacent to the north of, Target 1, and represent the expansion of biogeochemical, surface rock sampling, and x-ray fluorescence (“XRF”) work continuing at Target 1 and on the anticipated gold halo likely associated with the indicated porphyry center. We discovered multiple outcrops of intensely silicified rock in the initial observational field work. These outcrops generally occur in linear features several feet in thickness with multiple features oriented en-echelon with interstitial host country rock of varying horizontal dimension. These outcrops contain densely distributed jasperoids, which, when sampled yield what we believe are potentially economically exploitable concentrations of gold. There was a total of 23 representative (1 to 2 kg) rock sample assays. These assays demonstrate gold concentrations ranging from below detection limits of 0.05 ppm in country rock surrounding certain outcrops to a high of 13.55 ppm in direct outcrop samples. Of the 23 assayed samples, nine (9) show gold concentrations of 0.95 ppm or more.

The Tombstone exploration property: The Tombstone exploration property consists of nine claims that are undeveloped. However, significant amounts of aeromagnetic surveys, IP (Induced Polarization Surveys), geologic mapping by the USGS and others, and geochemical surveys including soil, rock and vegetation sampling have been conducted at various times by various parties, over the last 60 years. When compiled and analyzed these various data suggest a compelling series of anomalies that are typical of buried, dirt and rock covered porphyry copper system(s). Below is a summary of prior exploration activities performed on our Tombstone claims: Technical Report: In mid-March 2011, Liberty Star contracted SRK to prepare three Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property.

Title to mineral claims involves certain inherent risks due to difficulties in determining the validity of certain claims, as well as potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. We have investigated title to all our mineral properties and, to the best of its knowledge, title to all properties retained are in good standing.

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

SK 1300 Regulation

Liberty Star has performed many hours of field work mapping and sampling on our Red Rock Canyon Gold Project and although we do not have enough drill core to prove results, we have thorough analysis of Geochem sampling, evidence of an anomaly.

To date, we have not generated any revenues. Our ability to pursue our business plan and generate revenues is subject to our ability to obtain additional financing, and we cannot give any assurance that we will be able to do so.

Results of Operations

Results of Operations for the Three-Month Periods Ended July 31, 2025 and 2024

We had a net loss of $218,712 for the three months ended July 31, 2025, compared to a net income of $1,149,145 for the three months ended July 31, 2024. The change in net loss was primarily due to a change in derivative liability.

During the three months ended July 31, 2025, we had an increase of $3,316 in geological and geophysical expense compared to the three months ended July 31, 2024, due primarily to an increase in geologist fees and filing fees for the three-month period. During the three months ended July 31, 2025, we had a decrease of $4,924 in salaries and benefit expense compared to the three months ended July 31, 2024, due to a decrease in wages, benefits and reimbursements. During the three months ended July 31, 2025, we had a decrease of $49,450 in professional services compared to the three months ended July 31, 2024, due primarily to decreases in accounting and audit fees. We had a decrease in general and administrative expenses of $169,967 during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, which was primarily due to a decrease in stock compensation. We had a decrease in interest expense of $21,414 during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024. We had a change in other expenses of $1,589,062 during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, which was primarily due to a decrease in gain on change in fair value of derivative liability and an increase in loss on settlement of liabilities.

Results of Operations for the Six-Month Periods Ended July 31, 2025 and 2024

We had net loss of $554,844 for the six months ended July 31, 2025, compared to a net income of $1,460,526 for the six months ended July 31, 2024. The change in net loss was primarily due to a change in derivative liability.

During the six months ended July 31, 2025, we had a decrease of $300,882 in geological and geophysical expense compared to the six months ended July 31, 2024, due primarily to a decrease in geologist fees and filing fees for the six-month period. During the six months ended July 31, 2025, we had a decrease of $2,608 in salaries and benefit expense compared to the six months ended July 31, 2024, due to a decrease in wages, benefits and reimbursements. During the six months ended July 31, 2025, we had a decrease of $35,791 in professional services compared to the six months ended July 31, 2024, due primarily to decreases in accounting and audit fees. We had a decrease in general and administrative expenses of $209,962 during the six months ended July 31, 2025, as compared to the six months ended July 31, 2024, which was primarily due to a decrease in stock compensation. We had an increase in interest expense of $6,214 during the six months ended July 31, 2025, as compared to the six months ended July 31, 2024. We had a change in other expenses of $2,564,613 during the six months ended July 31, 2025, as compared to the six months ended July 31, 2024, which was primarily due to a decrease in gain on change in fair value of derivative liability and an increase in loss on settlement of liabilities.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $313,543 as of July 31, 2025. We had a working capital deficit of $778,760 as of July 31, 2025. We used cash in operating activities of $345,546 for the six months ended July 31, 2025.

Advances

On April 28, 2025, we received an advance of $75,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and is payable on demand.

As of July 31, 2025 and January 31, 2025, the advances related party balance was $265,000 and $205,000, respectively.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

On March 3, 2025, we entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $5,600 plus an additional $6,000 to pay for transaction fees to the lender, matures on December 15, 2025, and is convertible after 180 days into shares of common stock at a price of 75% of the average of the three lowest closing bid prices of common stock during the 10 trading days prior to conversion. As of July 31, 2025, note balance was $56,063, net of $5,537 discount.

On April 29, 2025, we entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,150 plus an additional $6,500 to pay for transaction fees to the lender, matures on February 15, 2026, and is convertible after 180 days into shares of common stock at a price of 75% of the average of the three lowest closing bid prices of common stock during the 10 trading days prior to conversion. As of July 31, 2025, note balance was $79,666, net of $9,984 discount.

On May 30, 2025, we ompany entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “May 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2026, and is convertible after 180 days into shares of common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2025, note balance was $62,939, net of $10,761 discount.

On July 14, 2025, we entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $79,200 (the “July 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $7,200 plus an additional $7,000 to pay for transaction fees to the lender, matures on April 30, 2026, and is convertible after 180 days into shares of common stock at a price of 75% of the average of the three lowest closing bid prices of common stock during the 10 trading days prior to conversion. As of July 31, 2025, note balance was $65,832, net of $13,368 discount.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $345,546 and $658,867 for the six months ended July 31, 2025, and 2024, respectively, and mainly included payments made for geological and geophysical costs, compensation, and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $638,127 for the six months ended July 31, 2025, related to the proceeds from issuance of common stock and warrants, convertible promissory notes and notes payable, related party, which were offset by the repayments of convertible notes, notes payable, related party and advances, related party. Net cash provided by financing activities was $595,019 for the six months ended July 31, 2024, related to the proceeds from convertible promissory notes and proceeds from notes payable, related party, which were offset by the repayment of advances, related party.

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

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2025, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended July 31, 2025, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2025, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, risk factors are not required to be included in a Quarterly Report and, therefore, are omitted from this filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 4, 2025, the Company entered into a stock compensation and subscription agreement with an investor relations firm that includes the issuance of 1,000,000 shares of restricted common stock. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the six months ended July 31, 2025, the Company issued 250,000 shares related to this agreement with a fair value of $29,000.

On February 26, 2025, the Company issued Mr. O’Heeron, 3,080,670 units for the conversion of his $250,000 promissory note and accrued interest of $27,260. Each unit consists of one share of common stock and ½ warrant. Each warrant allows the holder to purchase one share of common stock at a price of $0.09 per share. The warrants expire three years from the date of issuance.

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $5,600 plus an additional $6,000 to pay for transaction fees to the lender, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,150 plus an additional $6,500 to pay for transaction fees to the lender, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

On May 27, 2025, the Company entered into a Private Placement Subscription Agreement to issue a total of 3,190,718 units to Mr. O’Heeron, for the conversion of a promissory note with a principal balance of $210,000 and accrued interest of $26,868. Each unit consist of one share of common stock, and a non-transferable half warrant for common stock which may be exercised for 36 months following the closing date at an exercise price equal to the offering price. The warrants expire three years from the date of issuance. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $87,353.

On May 30, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “May 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

On July 14, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $79,200 (the “July 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $7,200 plus an additional $7,000 to pay for transaction fees to the lender, matures on April 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

On August 7, 2025, the Company entered into a convertible promissory note with Labrys Fund II, L.P., in the aggregate principal amount of $137,500. The note bears interest at 8%, with an Original Issue Discount of $12,500, matures on August 7, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

On August 25, 2025, the Company entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC., in the aggregate principal amount of $137,500 (the “August 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500, matures on August 25, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

Subsequent to July 31, 2025, an investor purchased 933,236 restricted shares of the Company’s common stock for net proceeds of $46,415, after deducting the legal fees and clearing expenses.

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) and registration agreement with GHS Investments, LLC (the “Investor”), whereby the Investor agreed to invest up to $10,000,000 to purchase shares of the Company’s common stock over a 24-month-term that commenced on September 25, 2024. During the six months ended July 31, 2025, the Investor purchased 6,946,717 restricted shares of the Company’s common stock for net proceeds of $418,099, after deducting the legal fees and clearing expenses.

During the six months ended July 31, 2025, the Company granted an aggregate of 50,000 options to purchase shares of common stock to a consulting geologist. The options have a strike price equal to the closing price per share on the day the options were issued, vest upon issuance and expire in three years The exercise price of the options ranges from $0.09 to $0.12.

During the six months ended July 31, 2025, the Company issued a total of 2,846,972 shares of common stock for conversions of $128,860 in principal and $27,660 of interest on convertible notes payable at exercise prices ranging from $0.046995 to $0.06495.

During the six months July 31, 2025, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds. Each unit consists of one share of common stock and ½ warrant. The warrants have a relative fair value of $18,883. Each warrant allows the holder to purchase one share of common stock at a price range from $0.09 to $0.116 per share. The warrants expire three years from the date of issuance.

During the six months ended July 31, 2025, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds and 6,271,388 units to Mr. O’Heeron, for the conversion of his $250,000 and $210,000 promissory notes and accrued interest of $54,128. Each unit consists of 1 share of common stock and ½ warrant.

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

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.(c) During the quarter ended July 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.2 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.01	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 12, 2024, (incorporated by reference to Exhibit 3.44 to our current report on form 8-K, filed with the SEC on January 19, 2024).
10.02	Interest Bearing note issued to 1800 Diagonal Lending LLC dated February 23, 2024, (incorporated by reference to Exhibit 3.46 to our current report on form 8-K, filed with the SEC on February 28, 2024).
10.03	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated June 13, 2024, (incorporated by reference to Exhibit 3.48 to our current report on form 8-K, filed with the SEC on June 17, 2024).
10.04	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated August 28, 2024, (incorporated by reference to Exhibit 3.50 to our current report on form 8-K, filed with the SEC on August 28, 2024).
10.05	Financing & Registration GHS Investment LLC Agreements up to $10M dated September 25, 2024 (incorporated by reference to Exhibit 10.18 & 10.19 to our current report on form 8K, filed with the SEC on October 1, 2024).
10.06	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated October 22, 2024, (incorporated by reference to Exhibit 3.52 to our current report on form 8-K, filed with the SEC on October 22, 2024).
10.07	Bridge Note issued to 1800 Diagonal Lending LLC dated December 2, 2024, (incorporated by reference to Exhibit 3.54 to our current report on form 8-K, filed with the SEC on December 2, 2024).
10.08	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 3, 2025 (incorporated by reference to Exhibit 3.55 to our current report on form 8-K, filed with the SEC on March 6, 2025).
10.09	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated April 28, 2025 (incorporated by reference to Exhibit 3.57 to our current report on form 8-K, filed with the SEC on May 2, 2025).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated May 30, 2025 (incorporated by reference to Exhibit 3.59 to our current report on form 8-K, filed with the SEC on June 5, 2025).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2025 (incorporated by reference to Exhibit 3.61 to our current report on form 8-K, filed with the SEC on July 17, 2025).
10.13	Convertible Promissory Note issued to Labry’s Fund II dated August 7, 2025 (incorporated by reference to Exhibit 3.63 to our current report on form 8-K, filed with the SEC on August 13, 2025).
10.14

Convertible Promissory Note issued to FirstFire Global Opportunities Fund LLC dated August 25, 2025 (incorporated by reference to Exhibit 3.65 to our current report on form 8-K, filed with the SEC on August 29, 2025).

19.1	Insider Trading Policy
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:	/s/ Patricia Madaris
Patricia Madaris,
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Date: September 12, 2025

