Form 10-Q
period 2025-10-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2025-12-12
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,372,792 common shares as of December 12, 2025.

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

PART I – FINANCIAL INFORMATION

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	October 31,	January 31,
	2025	2025

Assets

Current assets:
Cash and cash equivalents	$436,521	$20,962
Prepaid expenses and other current assets	36,110	17,818
Total current assets	472,631	38,780

Noncurrent assets:
Property and equipment, net	6,322	11,175
Total noncurrent assets	6,322	11,175

Total assets	$478,953	$49,955

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$157,449	$229,032
Accrued expenses, related party	8,566	938
Advances	-	9,000
Advances, related party	152,808	205,000
Notes payable	8,522	-
Notes payable to related party	-	721,598
Convertible promissory note, net of unamortized debt discount of $130,785 and $0	511,415	214,606
Derivative liability	920,323	311,338
Total current liabilities	1,759,083	1,691,512

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	1,791,483	1,723,912

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $.00001 par value; 149,500,000 authorized; 81,075,684 and 53,332,498 shares issued and outstanding, respectively	810	533
Additional paid-in capital	59,263,535	57,787,901
Subscription receivable	(101,100)	(101,100)
Accumulated deficit	(60,475,780)	(59,361,296)
Total stockholders’ deficit	(1,312,530)	(1,673,957)

Total liabilities and stockholders’ deficit	$478,953	$49,955

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	36,669	42,300	103,474	409,987
Salaries and benefits	44,923	56,806	162,314	176,805
Professional services	46,602	46,691	153,212	189,092
General and administrative	333,595	133,693	431,691	441,751
Net operating expenses	461,789	279,490	850,691	1,217,635
Loss from operations	(461,789)	(279,490)	(850,691)	(1,217,635)

Other income (expense):
Interest expense	(84,382)	(83,932)	(187,449)	(180,785)
Other income	957	956	2,870	2,882
Loss on settlement of liabilities	-	-	(230,726)	-
Gain (loss) on change in fair value of derivative liability	(14,426)	1,289,458	151,512	3,783,056
Total other income (expense)	(97,851)	1,206,482	(263,793)	3,605,153
Net income (loss)	$(559,640)	$926,992	$(1,114,484)	$2,387,518

Net income (loss) per share of common stock - basic	$(0.01)	$0.02	$(0.02)	$0.05
Net income (loss) per share of common stock - diluted	$(0.01)	$0.02	$(0.02)	$0.04

Weighted average shares outstanding - basic	74,044,496	50,794,090	65,855,120	50,193,594
Weighted average shares outstanding - diluted	74,044,496	54,057,583	65,855,120	53,457,087

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the nine months ended October 31, 2025 and 2024

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2025	500,000	$5	53,332,498	$533	$(101,100)	$57,787,901	$(59,361,296)	$(1,673,957)
Issuance of common stock and warrants in private placement, net	-	-	3,626,691	36	-	469,739	-	469,775
Shares issued for cash, net	-	-	1,369,961	14	-	91,826	-	91,840
Shares issued for conversion of notes	-	-	436,904	4	-	24,636	-	24,640
Stock based compensation	-	-	250,000	3	-	33,345	-	33,348
Net loss for the three months ended April 30, 2025	-	-	-	-	-	-	(336,132)	(336,132)
Balance, April 30, 2025	500,000	5	59,016,054	590	(101,100)	58,407,447	(59,697,428)	(1,390,486)
Issuance of common stock and warrants in private placement, net	-	-	3,345,571	33	-	342,089	-	342,122
Shares issued for cash, net	-	-	5,576,756	56	-	326,204	-	326,260
Shares issued for conversion of notes	-	-	2,410,068	24	-	131,856	-	131,880
Stock based compensation	-	-	-	-	-	5,716	-	5,716
Net loss for the three months ended July 31, 2025	-	-	-	-	-	-	(218,712)	(218,712)
Balance, July 31, 2025	500,000	5	70,348,449	703	(101,100)	59,213,312	(59,916,140)	(803,220)
Shares issued for cash, net	-	-	8,397,432	84	-	338,894	-	338,978
Shares issued for conversion of notes	-	-	2,329,803	23	-	86,077	-	86,100
Stock based compensation	-	-	-	-	-	296,412	-	296,412
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	45,248	-	45,248
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(716,408)	-	(716,408)
Net loss for the three months ended October 31, 2025	-	-	-	-	-	-	(559,640)	(559,640)
Balance, October 31, 2025	500,000	$5	81,075,684	$810	$(101,100)	$59,263,535	$(60,475,780)	$(1,312,530)

Balance, January 31, 2024	500,000	$5	49,813,861	$498	$(117,850)	$58,538,033	$(61,483,485)	$(3,062,799)
Cashless exercise of options	-	-	70,002	1	-	(1)	-	-
Settlement of subscription receivable	-	-	-	-	16,750	-	-	16,750
Stock based compensation	-	-	-	-	-	77,626	-	77,626
Net income for the three months ended April 30, 2024	-	-	-	-	-	-	311,381	311,381
Balance, April 30, 2024	500,000	5	49,883,863	499	(101,100)	58,615,658	(61,172,104)	(2,657,042)
Shares issued for conversion of notes	-	-	185,381	2	-	34,998	-	35,000
Stock based compensation	-	-	-	-	-	173,569	-	173,569
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	17,739	-	17,739
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(3,331,913)	-	(3,331,913)
Net income for the three months ended July 31, 2024	-	-	-	-	-	-	1,149,145	1,149,145
Balance, July 31, 2024	500,000	5	50,069,244	501	(101,100)	55,510,051	(60,022,959)	(4,613,502)
Shares issued for cash, net	-	-	79,976	1	-	6,413	-	6,414
Shares issued for deferred financing costs	-	-	100,000	1	-	19,999	-	20,000
Shares issued for conversion of notes	-	-	682,008	7	-	79,393	-	79,400
Stock based compensation	-	-	225,000	2	-	106,133	-	106,135
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	34,737	-	34,737
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	1,473,714	-	1,473,714
Net income for the three months ended October 31, 2024	-	-	-	-	-	-	926,992	926,992
Balance, October 31, 2024	500,000	$5	51,156,228	$512	$(101,100)	$57,230,440	$(59,095,967)	$(1,966,110)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	October 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(1,114,484)	$2,387,518
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,853	4,852
Stock based compensation	335,476	357,330
Amortization of debt discounts	117,516	112,835
Gain on change in fair value of derivative liabilities	(151,512)	(3,783,056)
Loss on settlement of liabilities	230,726	-
Changes in assets and liabilities:
Prepaid expenses	6,458	17,438
Accounts payable and accrued expenses	26,282	77,339
Accrued expenses to related party	7,628	8,117
Cash flows used in operating activities:	(537,057)	(817,627)

Cash flows from financing activities:
Proceeds from advances, related party	75,000	210,000
Repayments of advances, related party	(127,192)	(25,000)
Repayments of advances	(9,000)	-
Repayments of notes payable	(16,228)	(16,228)
Proceeds from notes payable, related party	-	467,000
Repayments of notes payable, related party	(273,175)	(40,000)
Proceeds from convertible promissory notes	602,950	286,000
Repayments of convertible promissory notes	(123,860)	(115,500)
Proceeds from the issuance of common stock for cash, net	757,078	6,414
Proceeds from the issuance of common stock and warrants in a private placement	67,043	-
Net cash provided by financing activities	952,616	772,686

Increase (decrease) in cash and cash equivalents	415,559	(44,941)
Cash and cash equivalents, beginning of period	20,962	72,099
Cash and cash equivalents, end of period	$436,521	$27,158

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$47,228	$948

Supplemental disclosure of non-cash items:
Shares issued for conversion of debt and interest	$242,620	$114,400
Prepaid insurance financed with note payable	$24,750	$24,750
Settlement of subscription and interest receivable	$-	$17,230
Issuance of common stock and warrants in private placement for settlement of liabilities	$514,128	$-
Resolution of derivative liabilities due to debt conversions	$45,248	$52,476
Debt discounts due to derivative liabilities	$89,337	$67,352
Reclass of APIC to derivative liabilities for tainted warrants	$716,408	$1,858,199
Shares issued for deferred financing costs	$-	$20,000

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2025 as filed with the SEC on May 1, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at October 31, 2025, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and nine months ended October 31, 2025, and are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at October 31, 2025	$920,323	–	–	$920,323
Warrant and convertible note derivative liabilities at January 31, 2025	$311,338	–	–	$311,338

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

During the nine months ended October 31, 2025, the impact of 7,756,103 stock options and 4,969,032 warrants and 1,396,491 shares issuable from convertible notes were excluded from the calculation as their impact would be anti-dilutive. During the nine months ended October 31, 2024, the impact of 1,301,998 stock options and 1,961,495 warrants were considered for their dilutive effects.

Below is a reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation:

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Basic income (loss) per common share
Net income (loss) available to common shareholders	$(559,640)	$926,992	$(1,114,484)	$2,387,518
Derivative (gain) loss associated with convertible debt	-	(14,876)	-	(14,876)
Interest expense associated with convertible debt	11,963	5,142	34,158	16,415
Net income (loss) for dilutive calculation	$(547,677)	$917,258	$(1,080,326)	$2,389,057

Weighted average common shares outstanding	74,044,496	50,794,090	65,855,120	50,193,594
Dilutive effect of convertible debt	-	-	-	-
Dilutive effect of common stock warrants	-	1,961,495	-	1,961,495
Dilutive effect of common stock options	-	1,301,998	-	1,301,998
Weighted average shares outstanding for diluted net income (loss) per share	74,044,496	54,057,583	65,855,120	53,457,087

NOTE 4 – Related Party Transactions

Accrued Expenses

As of October 31, 2025 and January 31, 2025, the Company had a balance of accrued unpaid vacation days of $8,566 and $938, respectively, to Patricia Madaris, Interim CEO, VP Finance & CFO.

Advances

On April 28, 2025, the Company received an advance of $75,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and is payable on demand.

As of October 31, 2025 and January 31, 2025, the balance of Advances from related parties was $152,808 and $205,000, respectively.

Advances from related parties as of October 31, 2025 and January 31, 2025 are as follows:

	October 31, 2025	January 31, 2025

Prior period balance	$205,000	$–
Cash advances	75,000	354,693
Repayments	(127,192)	(25,000)
Conversion into a private placement	–	(124,693)
End of period balance	$152,808	$205,000

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. As of October 31, 2025 and January 31, 2025, the note payable related party balance $0 and $4,598, respectively.

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

During the nine months ended October 31, 2025, the Company repaid Mr. O’Heeron $257,000 of principal and $37,551 of interest on promissory notes As of October 31, 2025, and January 31, 2025, the note payable related party balance was $0 and $721,598, respectively.

Private Placement

During the nine months October 31, 2025, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds. Each unit consists of one share of common stock and ½ warrant. The warrants have a relative fair value of $18,883. Each warrant allows the holder to purchase one share of common stock at a price range from $0.09 to $0.116 per share. The warrants expire three years from the date of issuance.

Options

On August 20, 2025, the Company issued 4,040,329 options to an officer, employees and members of the board of directors. The options vest upon issuance, expire ten years following issuance and have an exercise price of $0.07.

The options vest upon issuance and have a total fair value of $295,384. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.073, Exercise price, $0.07, Term 10 years, Volatility 178%, and Discount rate 4.02% and a dividend yield of 0%.

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

Private Placements

During the nine months ended October 31, 2025, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds and 6,271,388 units to Mr. O’Heeron, for the conversion of his $250,000 and $210,000 promissory notes and accrued interest of $54,128. Each unit consists of 1 share of common stock and ½ warrant. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $230,726. See Note 4 – Related Party Transactions.

Common Stock for Services

On February 4, 2025, the Company entered into a stock compensation and subscription agreement with an investor relations firm that includes the issuance of 1,000,000 shares of restricted common stock. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the nine months ended October 31, 2025, the Company issued 250,000 shares related to this agreement with a fair value of $29,000.

Equity Financing

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) and registration agreement with GHS Investments, LLC (the “Investor”), whereby the Investor agreed to invest up to $10,000,000 to purchase shares of the Company’s common stock over a 24-month-term that commenced on September 25, 2024. Subject to the terms and conditions of the Investment Agreement and Registration Agreement, the Company may, in its sole discretion, deliver a put notice to the Investor which states the dollar amount which the Company intends to sell to the Investor on a certain date. The amount that the Company shall be entitled to sell to Investor shall be equal to 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000. As consideration for entering into the purchase agreement, the Company issued 100,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $20,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of January 31, 2025, deferred financing costs totaled $0. During the nine months ended October 31, 2025, the Investor purchased 15,344,149 restricted shares of the Company’s common stock for net proceeds of $757,077, after deducting the legal fees and clearing expenses.

Shares Issued for Conversion of Notes

During the nine months ended October 31, 2025, the Company issued a total of 5,176,775 shares of common stock for conversions of $210,460 in principal and $32,160 of interest on convertible notes payable at exercise prices ranging from $0.0347 to $0.0649.

Subscription Receivable

On September 29, 2022, the Company granted 674,000 options to purchase shares of common stock to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027, and were recorded as a subscription receivable. As of October 31, 2025, and January 31, 2025, the subscription receivable was $101,100.

Stock Options

Qualified and non-qualified incentive stock options outstanding at October 31, 2025 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2025	5,615,498	$0.49
Granted	4,233,272	0.07
Expired	(326,000)	0.14
Exercised	–	–
Outstanding, October 31, 2025	9,522,770	$0.32

Exercisable, October 31, 2025	9,522,770	$0.32

These options had a weighted average remaining life of 8.86 years and have an aggregate intrinsic value of $44,256 as of October 31, 2025. The aggregate intrinsic value is calculated based on the stock price of $0.067 per share as of October 31, 2025.

During the nine months ended October 31, 2025, the Company granted an aggregate of 192,943 options to purchase shares of common stock to a consulting geologist. The options have a strike price equal to the closing price per share on the day the options were issued, vest upon issuance and expire in three years The exercise price of the options ranges from $0.05 to $0.12.

On August 20, 2025, the Company granted 4,040,329 options to an officer, employees and members of the board of directors. See Note 12 – Related party transactions.

The total fair value of these option grants at issuance was $306,475. During the nine months ended October 31, 2025, the Company recognized $306,475 of expense related to these options.

During the nine months ended October 31, 2025 and 2024, the Company recognized $306,475 and $300,101 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of October 31, 2025, there was $0 of unrecognized share-based compensation for all share-based awards outstanding.

Warrants

As of October 31, 2025, there were 16,735,303 warrants to purchase shares of common stock outstanding and 16,227,771 warrants to purchase shares of common stock exercisable. The warrants have a weighted average remaining life of 1.27 years and a weighted average exercise price of $0.07 per warrant for one common share. The warrants had an aggregate intrinsic value of $282,003 as of October 31, 2025.

Stock warrants outstanding at October 31, 2025 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2025	13,411,582	$0.17
Issued	3,486,131	0.08
Expired	(162,410)	2.96
Exercised	–	–
Outstanding, October 31, 2025	16,735,303	$0.13

Exercisable, October 31, 2025	16,227,771	$0.07

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the nine months ended October 31, 2025, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 168.5% is based on historical prices over a lookback period equivalent to the expected term of 0.80 years;

●	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date (current stock price is higher than last quarter’s price);

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price.

●	The discount rate was based on risk-free rates of 3.73% in effect based on the remaining term and date of each valuation and instrument.

●	Dividend yield: 0%
●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date)

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 81,075,684 shares as of 10/31/25 and a 3.04% growth (a higher growth from last quarter) monthly at 10/31/25 and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

Using the results from the model, the Company recorded a derivative liability during the nine months ended October 31, 2025 of $89,337 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $89,337 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended October 31, 2025, was $35,120. The remaining unamortized debt discount related to the derivative liability was $54,217 as of October 31, 2025.

During the nine months ended October 31, 2025, the Company recorded a gain of $151,512 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of October 31, 2025.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Nine months ended October 31,
	2025	2024
Beginning balance	$311,338	$2,547,458
Total gain	(151,512)	(3,783,056)
Settlements	(45,248)	(52,476)
Additions recognized as debt discount	89,337	67,352
Changes due to tainted (untainted) warrants	716,408	1,858,199
Ending balance	$920,323	$637,477

Change in fair value of derivative liabilities included in earnings relating to derivatives	$(151,512)	$(3,783,056)

NOTE 7 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	October 31, 2025	January 31, 2025

Convertible note payable issued June 2024, due March 2025	$–	$21,120
Convertible note payable issued August 2024, due May 2025	–	67,200
Convertible note payable issued October 2024, due July 2025	–	97,200
Convertible note payable issued December 2024, due September 2025	–	67,200
Convertible note payable issued April 2025, due February 2026	69,650	–
Convertible note payable issued May 2025, due March 2026	73,700	–
Convertible note payable issued July 2025, due April 2026	79,200	–
Convertible note payable issued August 7, 2025, due August 2026	137,500	–
Convertible note payable issued August 28, 2025, due August 2026	137,500	–
Convertible note payable issued September 2025, due September 2026	74,250	–
Convertible note payable issued October 2025, due July 2026	70,400	–
	642,200	252,720
Less debt discount	(130,785)	(38,114)
Less current portion of convertible notes	(511,415)	(214,606)
Long-term convertible notes payable	$–	$–

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees to the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, the note balance was $18,274, net of $2,846 discount. During the nine months ended October 31, 2025, the Company repaid $21,120 of principal on the note. As of October 31, 2025, the note balance was $0.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees to the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $59,757, net of $7,443 discount. During the nine months ended October 31, 2025, the Company repaid $49,280 of principal and converted $24,640 of principal and interest on the note. As of October 31, 2025, note balance was $0.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees to the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $82,979, net of $14,221 discount. During the nine months ended October 31, 2025, the Company repaid $53,640 of principal and converted $53,460 of principal and interest on the note. As of October 31, 2025, note balance was 0.

On December 2, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “December 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $53,596, net of $13,604 discount. During the nine months ended October 31, 2025, the Company converted $78,420 of principal and interest on the note. As of October 31, 2025, note balance was $0.

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $5,600 plus an additional $6,000 to pay for transaction fees to the lender, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2025, the Company converted $66,100 of principal and interest on the note. As of October 31, 2025, note balance was $0.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,150 plus an additional $6,500 to pay for transaction fees to the lender, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2025, the Company converted $20,000 of principal on the note. As of October 31, 2025, note balance was $64,282, net of $5,368 discount.

On May 30, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “May 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $67,300, net of $6,400 discount.

On July 14, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $79,200 (the “July 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $7,200 plus an additional $7,000 to pay for transaction fees to the lender, matures on April 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $70,337, net of $8,863 discount.

On August 7, 2025, the Company entered into a convertible promissory note with Labrys Fund II, L.P., in the aggregate principal amount of $137,500 (the “August 7, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $10,000 to pay for transaction fees to the lender, matures on August 7, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $120,240, net of $17,260 discount.

On August 25, 2025, the Company entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC., in the aggregate principal amount of $137,500 (the “August 25, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $7,500 to pay for transaction fees to the lender, matures on August 25, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $121,007, net of $16,493 discount.

On September 18, 2025, the Company entered into a convertible promissory note with Jefferson Street Capital LLC., in the aggregate principal amount of $74,250 (the “September 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of 10% plus an additional $3,375 to pay for transaction fees to the lender, matures on September 18, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $64,722, net of $9,528 discount.

On October 15, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “October 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on July 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $57,744, net of $12,656 discount.

During the nine months ended October 31, 2025 and 2024, the Company recorded debt discounts of $0 and $67,352, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $120,850 and $70,400, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $82,396 and $112,835 for the nine months ended October 31, 2025 and 2024, respectively.

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

As of October 31, 2025, the notes payable, net balance was $40,922, which include term long notes payable of $32,400 and current portion of notes payable of $8,522, with accrued interest of $2,193. As of January 31, 2025, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,729.

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

On November 28, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “November 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400, matures on September 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

On December 3, 2025, the Company and Pete O’Heeron agreed to convert his advances of $147,808 plus interest expense of $26,079 into a promissory note. On December 4, 2025, the Company paid the promissory note and interest due in full.

Subsequent to October 31, 2025, an investor purchased 2,509,077 restricted shares of the Company’s common stock for net proceeds of $79,306, after deducting the legal fees and clearing expenses.

Subsequent to October 31, 2025, the Company issued a total of 4,788,031 shares of our common stock for conversions of $135,850 of principal and $6,534 of interest on convertible notes payable with an exercise price ranging from $0.0244 to $0.0447.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended October 31, 2025 and 2024, above.

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

On October 21, 2025, we announced the successful completion of induced polarization (IP) and resistivity testing over known gold-bearing veins at its wholly owned Red Rock Canyon Gold Project within the Hay Mountain Project in southeast Arizona.

The geophysical test performed in July 2025 has proven highly successful in detecting and characterizing gold-bearing veins. The three major takeaways from the IP test demonstrate:

1.	Gold-bearing veins are readily detected, easily mapped, and can be characterized with electrical geophysics.
2.	The gold-bearing veins exhibit higher resistivity than the hosting limestone due to their siliceous, jasperoidal character, making them detectable using simple resistivity even where soil cover has rendered them invisible.
3.	Additionally, the gold-bearing veins display higher IP values than the hosting limestone, confirming their association with sulfide mineralization including pyrite and arsenopyrite, characteristic of Carlin-style deposits.

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

Results of Operations

Results of Operations for the Three-Month Periods Ended October 31, 2025 and 2024

We had a net loss of $559,640 for the three months ended October 31, 2025, compared to a net income of $926,992 for the three months ended October 31, 2024. The change in net loss was primarily due to a change in derivative liability.

During the three months ended October 31, 2025, we had a decrease of $5,631 in geological and geophysical expense compared to the three months ended October 31, 2024, due primarily to a decrease in geologist fees and filing fees for the three-month period. During the three months ended October 31, 2025, we had a decrease of $11,883 in salaries and benefit expense compared to the three months ended October 31, 2024, due to a $13,405 employee retention credit received during the current period. During the three months ended October 31, 2025, we had a decrease of $89 in professional services compared to the three months ended October 31, 2024. We had an increase in general and administrative expenses of $199,902 during the three months ended October 31, 2025, as compared to the three months ended October 31, 2024, which was primarily due to an increase in stock compensation. We had a decrease in interest expense of $450 during the three months ended October 31, 2025, as compared to the three months ended October 31, 2024. We had a change in other expenses of $1,304,884 during the three months ended October 31, 2025, as compared to the three months ended October 31, 2024, which was primarily due to the change in fair value of derivative liability.

Results of Operations for the Nine-Month Periods Ended October 31, 2025 and 2024

We had net loss of $1,114,484 for the nine months ended October 31, 2025, compared to a net income of $2,387,518 for the nine months ended October 31, 2024. The change in net loss was primarily due to the change in derivative liability.

During the nine months ended October 31, 2025, we had a decrease of $306,513 in geological and geophysical expense compared to the nine months ended October 31, 2024, due primarily to a decrease in geologist fees and filing fees for the nine-month period. During the nine months ended October 31, 2025, we had a decrease of $14,491 in salaries and benefit expense compared to the nine months ended October 31, 2024, due to a $13,405 employee retention credit received during the current period. During the nine months ended October 31, 2025, we had a decrease of $35,880 in professional services compared to the nine months ended October 31, 2024, due primarily to decreases in filing fees, accounting and audit fees. We had a decrease in general and administrative expenses of $10,060 during the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024. We had a decrease in interest expense of $6,664 during the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024. We had a change in other expenses of $3,868,946 during the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024, which was primarily due to the change in fair value of derivative liability and an increase in loss on settlement of liabilities.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $436,521 as of October 31, 2025. We had a working capital deficit of $1,286,452 as of October 31, 2025. We used cash in operating activities of $537,057 for the nine months ended October 31, 2025.

Advances

On April 28, 2025, we received an advance of $75,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and is payable on demand.

As of October 31, 2025 and January 31, 2025, the balance of Advances from related parties was $152,808 and $205,000, respectively.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $5,600 plus an additional $6,000 to pay for transaction fees to the lender, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2025, the Company converted $66,100 of principal and interest on the note. As of October 31, 2025, note balance was $0.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,150 plus an additional $6,500 to pay for transaction fees to the lender, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the nine months ended October 31, 2025, the Company converted $20,000 of principal on the note. As of October 31, 2025, note balance was $64,282, net of $5,368 discount.

On May 30, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “May 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $67,300, net of $6,400 discount.

On July 14, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $79,200 (the “July 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $7,200 plus an additional $7,000 to pay for transaction fees to the lender, matures on April 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $70,337, net of $8,863 discount.

On August 7, 2025, the Company entered into a convertible promissory note with Labrys Fund II, L.P., in the aggregate principal amount of $137,500 (the “August 7, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $10,000 to pay for transaction fees to the lender, matures on August 7, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $120,240, net of $17,260 discount.

On August 25, 2025, the Company entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC., in the aggregate principal amount of $137,500 (the “August 25, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $7,500 to pay for transaction fees to the lender, matures on August 25, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $121,007, net of $16,493 discount.

On September 18, 2025, the Company entered into a convertible promissory note with Jefferson Street Capital LLC., in the aggregate principal amount of $74,250 (the “September 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of 10% plus an additional $3,375 to pay for transaction fees to the lender, matures on September 18, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $64,722, net of $9,528 discount.

On October 15, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “October 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on July 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $57,744, net of $12,656 discount.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $537,057 and $817,627 for the nine months ended October 31, 2025, and 2024, respectively, and mainly included payments made for geological and geophysical costs, compensation, and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $952,616 for the nine months ended October 31, 2025, related to the proceeds from issuance of common stock and warrants, convertible promissory notes and notes payable, related party, which were offset by the repayments of convertible notes, notes payable, related party and advances, related party. Net cash provided by financing activities was $772,686 for the nine months ended October 31, 2024, related to the proceeds from convertible promissory notes and proceeds from notes payable, related party, which were offset by the repayment of advances, related party.

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

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2025, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended October 31, 2025, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2025, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 4, 2025, the Company entered into a stock compensation and subscription agreement with an investor relations firm that includes the issuance of 1,000,000 shares of restricted common stock. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the nine months ended October 31, 2025, the Company issued 250,000 shares related to this agreement with a fair value of $29,000.

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

On September 18, 2025, the Company entered into a convertible promissory note with Jefferson Street Capital LLC., in the aggregate principal amount of $74,250 (the “September 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of 10% plus an additional $3,375 to pay for transaction fees to the lender, matures on September 18, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $64,722, net of $9,528 discount.

On October 15, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “October 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on July 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of October 31, 2025, note balance was $57,744, net of $12,656 discount.

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) and registration agreement with GHS Investments, LLC (the “Investor”), whereby the Investor agreed to invest up to $10,000,000 to purchase shares of the Company’s common stock over a 24-month-term that commenced on September 25, 2024. During the nine months ended October 31, 2025, the Investor purchased 15,344,149 restricted shares of the Company’s common stock for net proceeds of $757,077, after deducting the legal fees and clearing expenses.

On August 20, 2025, the Company issued 4,040,329 options to an officer, employees and members of the board of directors. The options vest upon issuance, expire ten years following issuance and have an exercise price of $0.07.

The options vest upon issuance and have a total fair value of $295,384. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.073, Exercise price, $0.07, Term 10 years, Volatility 178%, and Discount rate 4.02% and a dividend yield of 0%.

On November 28, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “November 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400, matures on September 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion.

During the nine months ended October 31, 2025, the Company granted an aggregate of 192,943 options to purchase shares of common stock to a consulting geologist. The options have a strike price equal to the closing price per share on the day the options were issued, vest upon issuance and expire in three years The exercise price of the options ranges from $0.05 to $0.12.

During the nine months October 31, 2025, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds. Each unit consists of one share of common stock and ½ warrant. The warrants have a relative fair value of $18,883. Each warrant allows the holder to purchase one share of common stock at a price range from $0.09 to $0.116 per share. The warrants expire three years from the date of issuance.

During the nine months ended October 31, 2025, the Company issued a total of 5,176,775 shares of common stock for conversions of $210,460 in principal and $32,160 of interest on convertible notes payable at exercise prices ranging from $0.0347 to $0.0649.

Subsequent to October 31, 2025, an investor purchased 2,509,077 restricted shares of the Company’s common stock for net proceeds of $79,306, after deducting the legal fees and clearing expenses.

Subsequent to October 31, 2025, the Company issued a total of 4,788,031 shares of our common stock for conversions of $135,850 of principal and $6,534 of interest on convertible notes payable with an exercise price ranging from $0.0244 to $0.0447.

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

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.(c) During the quarter ended October 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: December 12, 2025

