Form 10-K
period 2026-01-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2026-04-27
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,269,754 as of July 31, 2025.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 103,341,034 shares of Common Stock issued and outstanding as of April 27, 2026.

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

As used in this annual report on Form 10-K, the terms “we”, “us”, the “Company” and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Hay Mountain Holdings, LLC, Earp Ridge Mines LLC, and Red Rock Mines LLC, and American Strategic Minerals LLC, unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

Business development

Liberty Star Uranium & Metals Corp. (the “Company,” “we” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001, under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. Hay Mountain Holdings, LLC, (formerly known as Hay Mountain Super Project LLC) our wholly owned subsidiary, serves as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. In April 2019, we formed the first company intended for engagement with future venture partners named Earp Ridge Mines LLC. On August 13, 2020, the Company formed Red Rock Mines, LLC (“Red Rock”), an Arizona corporation, as a wholly owned subsidiary of Hay Mountain Holdings, LLC. On December 17, 2025, we formed American Strategic Minerals, LLC (“American Strategic”) also wholly owned subsidiary of Hay Mountain Holdings, LLC. We are in the exploration phase of operations and have not generated any revenues from operations.

Our current business

We are engaged in the acquisition and exploration of mineral properties in the state of Arizona in the Southwest USA. Claims in the state of Arizona are held in the name of Liberty Star. Our projects are described below.

Tombstone Area Exploration Properties: Tombstone is located in Cochise County, Arizona and covers the Tombstone caldera and its environs. All four of our exploration properties within Hay Mountain Holdings LLC, Earp Ridge, Red Rock Canyon, American Strategic Minerals, Tombstone/Robbers Roost lie within or on the flank of the Tombstone caldera structure. We are concentrating our work at Red Rock Canyon at this time. We plan to ascertain whether the Hay Mountain claims possess commercially viable deposits of copper, molybdenum, gold, silver, lead, zinc, manganese, and other metals including Rare Earth Elements (REE’s). We have not identified any ore reserves to date, although we have identified mineralized areas which may be of potential economic interest.

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

We are required to pay annual rentals for our federal lode mining claims for the Tombstone, Hay Mountain Holding LLC project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. As listed on the Bureau of Land Management (BLM) web site, new claims located on or after September 1, 2024, cost $274 each which includes processing, location, and maintenance fees. The annual rentals are $200 per claim after the first year. The rentals due by September 1, 2026, for the period from September 1, 2026, through September 1, 2027, of $18,600 have not been paid yet, however, we plan to pay these fees prior to the due date. All rentals during the year ended January 31, 2026, have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Hay Mountain Holdings LLC project in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We plan to pay filing and rental fees for our AZ MEPs before their respective due dates in the amount of $33,433. All fees and expenditures due during the year ended January 31, 2026, have been paid.

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

Personnel

Patricia Madaris, VP Finance and Chief Financial Officer will serve as the Interim Chief Executive Officer. The Board also elected Pete O’Heeron as Chairman of the Board. We also employ one full-time CFO, who is also our VP of Finance, one full-time VP of Field Operations (Geology), and one Investor Relations Representative. We hire consultants for investor relations, geology, drilling and exploration, administrative functions, financial and derivative accounting on a as needed basis.

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

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, including the business which we operate and own. Market decline and volatility in connection with a pandemic could also materially and adversely affect any future potential acquisitions. If the disruptions or other matters of global concern such as occurred with COVID should reoccur or continue for an extensive period of time, our operations may be materially adversely affected.

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

We had cash and cash equivalents in the amount of $276,959 and working capital deficit of $422,160 with this change related to an adjustment in derivative liability treatment as of January 31, 2026. We currently do not generate revenue from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, contractual restrictions on our ability to enter into further financing arrangements, and investor sentiment. These factors may make the timing, amount, terms, or conditions of additional financing unavailable to us and our business could fail.

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

Our independent registered public accounting firm, M&K CPAS,PLLC., stated in its audit report attached to our audited financial statements for the fiscal year ended January 31, 2026 that since we have suffered recurring losses from operations, require additional funds for further exploratory activity prior to attaining a revenue generating status, and we may not find sufficient ore reserves to be commercially mined, there is a substantial doubt about our ability to continue as a going concern.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 229,500,000 shares of common stock, $0.00001 par value per share. As of January 31, 2026, there were 92,263,189 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

We amended our bylaws on June 22, 2020 to add Class A shares which have increased voting power of 200 to one per share to deter a hostile take-over of our company, the Company filed a Certificate of Designation with the Secretary of State of Nevada to establish the terms of the Company’s Class A Common Stock (the “Class A Shares”), par value $0.00001 per share, 500,000 shares authorized. The terms of the Class A Shares include 200-1 voting rights in addition to the rights held by common stockholders. Only persons who are current members of the Company’s Board of Directors may own or hold Class A Shares. As of January 31, 2026, there were 500,000 shares of Class A Shares issued and outstanding.

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

We currently rent two storage spaces for $403 per month in Tombstone, AZ on a month-to-month basis.

We believe that our existing office facilities are adequate for our needs. Should we require additional space in the future, we believe that such space can be secured on commercially reasonable terms.

Our mineral claims

All of the Company’s claims for mineral properties are in good standing as of January 31, 2026.

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

All State Mineral Exploration Permits and Federal Lode Mining Claims held by the company are listed below.

LIBERTY STAR

TOMBSTONE-AZ

Federal Unpatented Claims

Claim Names

HM 87-143

TS 168-176

Marco1A-Marco5E

Davis1A-DavisC

Claim Acreage

57 HM Claims- 1095.18 acres

21 Marco Claims- 320 acres

6 Davis Claims- 80 acres

9 TS Claims- 99.5 acres

State Exploration Permits

MEP #	Acres	Renewal & Rental Due Date
08-122642	738.4	11/23/2026
08-122641	375.64	11/23/2026
08-122640	732.84	11/23/2026
08-123953	480	3/1/2027
08-123952	520	3/1/2027
08-126761	40	9/13/2026
08-126006	160	6/15/2026
08-126007	80	6/15/2026
08-124526	440	11/16/2026
08-124527	640	11/16/2026
08-124529	440	11/16/2026
08-124530	480	11/16/2026
08-124531	480	11/16/2026
08-124528	582.83	11/16/2026
08-124532	240	11/16/2026
08-124533	370.24	11/16/2026
08-125507	520	3/16/2027
08-125508	368.76	3/16/2027
08-125509	139.9	3/16/2027
08-125510	280	3/16/2027
08-125511	639.56	3/16/2027
08-125512	600	5/6/2027
08-125513	440	5/5/2027
08-125514	571.25	4/14/2027
08-125515	439.50	4/14/2027
08-125516	358.85	5/5/2027
08-125517	280	4/14/2027
08-125518	640	4/14/2027
08-125520	640	4/14/2027
08-126760	80.41	9/13/2026
08-126575	80	1.26.2027
MEP #	Acres	Renewal & Rental Due Date

31State MEP’s totaling

12,878.18 acres

In February 2026 and April 2026, the Company added an additional 26 MEP claims totaling an additional 14,071.54 acres for a total of State Land equaling 26,949.72 acres. Including BLM Claims equaling 28,544.40 acres. Rental Fees and App Fees for the additional claims for February 2026 & April 2026 total $41,242.

Total acres including existing AZ State Claims, BLM Claims & New Additional AZ State Claims-44.06 sq. miles.

Hay Mountain Holdings LLC

N
Tombstone
Robbers Roost
Red Rock Mines LLC
American Strategic Minerals LLC
Earp Ridge Mines
Arizona

Legend

Properties

1:144,448

0 1 2 4 mi

0 1.5 3 6 km

Arizona State Land Department, Copyright© 2013 National Geographic Society, i-cubed

The Hay Mountain Holdings LLC Property is located 6.5 miles southeast of Tombstone where we hold 31 Arizona State Mineral Exploration Permits (MEPs) covering (12,878.18 acres) or 20.12 square miles, and 93 federal lode mining claims covering (1,594.68 acres) or 2.49 square miles and is accessible by Hwy 80, Davis Rd. and Wild West Road.

At Hay Mountain Holdings Properties, we plan to ascertain whether the Hay Mountain Holdings lode mining claims and AZ MEPs possess commercially viable deposits of copper, gold, molybdenum, silver, zinc, rare earth metals and other valuable metals. We have a phased exploration plan that involves diamond drilling of multiple holes over targets determined by analysis of geochemical sampling and ZTEM electromagnetic and magnetic survey. Initial phase 1 drilling is planned to take approximately one year. Should results indicate the viability of the property, additional phased work, both exploration and development, is planned over the course of seven total years to define the nature and size of any potential ore bodies and move toward mining. Any exploration plans are dependent on acquiring suitable funding. No part of the phased program is currently funded.

From early December 2023 until 3 March 2024, we drilled the first two holes of our Phase 1 drilling project in the Hay Mountain Property (Earp Ridge). Hole HM-23-01 was 1500’ deep and hole HM-23-02 was 3437’ deep. The first two holes do not provide a sufficient data set to prepare an estimate of the overall mineral resources under S-K 1300. These holes were designed as a ‘test of concept’ to check the results of the previous geochemical and geophysical work done by us in the past. Hole HM-23-01 was not drilled deep enough to encounter alteration nor mineralization and will be deepened at a future date. Hole HM-23-02 did encounter alteration and mineralization associated with a copper porphyry system, with trace level copper values found in the intrusive rock to 0.1%. Further drilling will be required in this area to begin to understand the scope and source of that mineralization.

Holes 01 and 02 are the first two holes of a much larger phase of planned drilling to be conducted in 2024. A full technical report on the drilling program will be prepared at the conclusion of phase one.

Hole ID	Collar	Az.	Dip	Depth in ft.	Notes
HM-23-01	E 0595369 N 3500785	0	-90	1500	No mineralization noted.
HM-23-02	E 0596576 N 3500830	0	-90	3437	Minor Cu mineralization from 2228 – 2240.

UTM Zone 12R. WGS 84.

Geochemical sampling at the Earp Ridge Property: In 2011 and early 2012 we collected nearly 1,800 rock, soil, and vegetation samples over 621 sample sites over approximately 14 square miles centered on the Hay Mountain Earp Ridge property. These samples have been assayed for multiple elements generating many volumes of analyses. The samples were prepared by MEG Inc. and have been shipped to ALS Global geochemical analysis lab in Vancouver, British Columbia. Assay results were sent to our Tucson office and all assays were received. Liberty Star continues to collect XRF readings and biogeochemical samples to further define the anomalies at Hay Mountain Earp Ridge.

On June 24, 2020 we completed staking an additional 400 acres of Federal Lode Claims contiguous to the Hay Mountain Earp Ridge property. This addition to Liberty Star’s mineral claims effectively closes all potential competitors’ opportunity to take a State or Federal mineral interest inside the Company’s contiguous State and Federal mineral estate.

On October 21, 2019, we acquired 13 new Mineral Exploration Permits (MEP’s) for a total of 5,917.82 acres, or 9.25 sq miles bringing our total MEPs at Hay Mountain’s Earp Ridge to 28 and 12,557.77 acres or 19.62 sq miles. This new acquisition represents a nearly 89% increase in Liberty Star lands under permit for mineral exploration activities. These acquisitions not only substantially expand Liberty Star’s continued exploration potential, but also provide resistance to existing competitive pressures. Liberty Star geochemical and geophysical surface studies indicate anomalies consistent with a large, buried porphyry copper body at the primary target with attendant metals including gold, molybdenum, nickel, silver, zinc, lead, and cobalt. See news release: https://www.libertystaruranium.com/2019/10/21/liberty-star-adds-over-9-square-miles-to-the-hay-mountain- property.

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

On August 16, 2020 we received our July 2020 Field Mapping Report prepared by Geologist Daniel Koning. The new field mapping report was commissioned by Liberty Star to “identify alteration and veining associated with an inferred porphyry copper system at depth, determine the extent of hydrothermal alteration, and comment on the possible timing of mineralization.” Geologist Koning conducted the mapping from July 14th to August 5th, accompanied by Liberty Star Field Ops Manager Jay Crawford and for 3 days, the Company’s prior CEO/President Brett Gross. The 50- page report contains over 50 new maps and sample images. In his Hay Mountain Property July 2020 Field Mapping Report, Koning concludes “Type 1 and type 2 veins are interpreted as fluid escape structures representing the distal and possibly upper expression of a porphyry system at depth. The overall extent of type 1 and type 2 veining across the property could indicate significant skarn and CRD development at depth.” [page 48] He further finds that his work “correlates with the Cu, Mo, and Au biogeochemical anomalies identified by Dr. Pim van Geffen, and the magnetic and ZTEM anomalies identified by Alan King’s 3D model. Because of this, the center of the inferred porphyry system at Hay Mountain is interpreted to be southwest of the Zebra Hills under post-mineral cover.” [page 48]

ZTEM EM Survey: We requested and received a cost estimate from Geotech of Aurora (Toronto area) Ontario, Canada, which is the only purveyor of this helicopter borne electromagnetic (EM) geophysical method. This geophysical method has the ability to “look down” into the crust of the earth about 2,000 meters (6,600 feet) and detect sulfides and other rock types and structures which may be associated with porphyry copper systems. Test work over known Safford, Arizona porphyry copper deposits along with thousands of verifying drill holes show the geometry of such mineral systems can be determined, thus identifying whether it is a porphyry copper system or some other mineral system. When combined with our geochemical data, we can determine the position of the copper-moly center of the system and design our drill program to efficiently test and define mineralization. We flew ZTEM in July 2013 and the analysis report was received in February 2014. In 2019, a re-interpretation of the ZTEM and the magnetic data with focus on porphyry targets was performed on the basis of more rigorous 3D inversion tools. Based on the 3D ZTEM and the 3D MVI inversion results, Geotech has recommended the following: Integrate the newly obtained results with all available geological, geochemical and drilling info (if available) to better define and prioritize exploration targets; Follow-up with deep-penetrating ground IP and ground TDEM detailed surveys on the 1st priority potential porphyry target Zd1and then the 2nd priority targets Zs1and Zs2 for better definition of their depth and shape; Follow-up with detailed ground MT survey the Zd1target for its investigation at depth; Drill testing of the Zd1target with deep holes should be performed after ground verification with ground geophysics. See news release: https://www.libertystaruranium.com/2019/09/30/liberty-star-hires-geotech-ltd-to-update-hay-mountain-project-ztem-data/

In 2019 Liberty Star contracted Alan King, P.Geo., M.Sc. at Geoscience North to prepare a geophysical review of all the geochemical and geophysical data. Their conclusions and recommendations are- The full 3D Geoscience Analyst (GA) integrated model, which was provided as part of the review, should be used for targeting as there is much more detail and dynamic viewing available in the live 3D model than in the 2D screen captures of the model shown in the report. The new 3D models based on the ZTEM data should be reviewed with respect to the previous ground IP/Res, CSAMT etc. data, which were mentioned in the SRK report. The core anomalous area has complex Magnetic and EM signatures in an area of structural complexity, with associated well defined geochemical anomalies. Drill testing is recommended to test this area. Physical properties such as mag susceptibility, electrical conductivity, density, and IP effect would be helpful for further interpretation. These could be acquired on existing rock samples from the area or on core samples from any new drilling or with in-situ borehole geophysical surveys in any new Drill holes. The main target remains the core geochemical/geophysical anomaly and drill testing of this target is recommended. The combined EM and magnetic models show a thicker tabular conductive feature together with an area of high magnetic/structural complexity in the core of a large magnetic depletion zone, coincident with the core of the geochemical anomalies. See news release: https://www.libertystaruranium.com/2021/01/31/liberty-star-minerals-lbsrtechnical- data-studies-available/

The Tombstone exploration property consists of nine federal claims that are undeveloped. However, significant amounts of aeromagnetic surveys, IP (Induced Polarization Surveys), geologic mapping by the USGS and others, and geochemical surveys including soil, rock and vegetation sampling have been conducted at various times by various parties, over the last 60 years. When compiled and analyzed these various data suggest a compelling series of anomalies that are typical of buried, dirt and rock covered porphyry copper system(s). Below is a summary of prior exploration activities performed on our Tombstone claims: Technical Report: In mid-March 2011, Liberty Star contracted SRK to prepare three (3) Technical studies and Reports in a form similar to mineral reports prescribed under NI 43-101. Members of SRK’s engineering/scientific staff supervised by a Qualified Person as defined under NI 43-101 and SRK’s Tucson Office Principal Geologist, Corolla Hoag, and geologist Dr. Jan Rasmussen have visited the Tombstone property. This information was combined with historic technical reports going back to 1878 and more recent data up to August 2011 (the date of their reports). The three Technical Reports are entitled: (1) Walnut Creek Exploration Report, Tombstone District, Arizona –August 31, 2011, 147 pages; (2) The Tombstone Caldera South Exploration Report, Tombstone District, Arizona –August 31, 2011, 144 pages; and (3) Hay Mountain Exploration Report, Tombstone District, Arizona – August 31 2011, 155 pages. These reports covered the entirety of the historic productive area of the Tombstone mines which date to their discovery in 1877. These Technical Reports thoroughly summarize and illustrate the salient geotechnical data of the Tombstone Mining District covering about 250 square miles and present much data in computer map format. In such context, they analyze Liberty Star’s exploration property as related to the entire area and recommend exploration programs for the Company.

Robbers Roost exploration property. On June 15, 2020, we received 2 Mineral Exploration Permits (MEPs) issued by the Arizona State Land Department (ASLD) covering the 240-acre Robbers Roost exploration area. Located approximately 4.5 miles southwest of Tombstone, Arizona, the property is accessible via the paved Charleston Road. The new MEPs are 5.89 miles west of Liberty Star’s Hay Mountain Property for porphyry copper, gold, and molybdenum. While the Robbers Roost MEP area is new to the Company, it has been explored previously by several exploration companies, in the 1970’s and 1990’s, and recently has received significant interest from others operating in the area. Drilling by ASARCO indicates “the presence of a granodioritic porphyry intrusive at depth below the alteration zone. The intrusive is characterized by porphyry copper style alteration and mineralization.” [JB Nelson, “Robbers’ Roost Summary Report,” 1995, p. 2 http://docs.azgs.az.gov/SpecColl/2008-01/2008-01- 0103.pdf)

Red Rock Canyon exploration property. On November 11, 2020, we announced the identification of potentially exploitable gold mineralization in our recently acquired State of Arizona Mineral Exploration Permits (MEPs) contiguous with and immediately north of drill Target 1 in the Company’s Hay Mountain Earp Ridge Property. The relevant MEPs are in Township 20, Range 23 East, specifically eight sections 27 through 34 and two additional MEPs, in sections 20 and 21. Preliminary surface exploration on the Red Rock MEPs advanced the Company’s knowledge of the porphyry system signature associated with magnetic highs at, and adjacent to the north of, Target 1, and represent the expansion of biogeochemical, surface rock sampling, and x-ray fluorescence (XRF) work at Target 1 and on the anticipated gold halo likely associated with the indicated porphyry center.

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

On October 21, 2025, we conducted an induced polarization (IP) and resistivity test over known gold-bearing veins at our wholly owned Red Rock Canyon Gold Project within the Hay Mountain Project in southeast Arizona. The geophysical test performed in July 2025 has proven highly successful in detecting and characterizing gold-bearing veins. The three major takeaways from the IP test demonstrate: Gold-bearing veins are readily detected, easily mapped, and can be characterized with electrical geophysics. The gold-bearing veins exhibit higher resistivity than the hosting limestone due to their siliceous, jasperoidal character, making them detectable using simple resistivity even where soil cover has rendered them invisible. Additionally, the gold-bearing veins display higher IP values than the hosting limestone, confirming their association with sulfide mineralization including pyrite and arsenopyrite, characteristic of Carlin-style deposits.

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

Quarter Ended	High	Low
January 31, 2026	$0.188	$0.080
October 31, 2025	$0.275	$0.091
July 31, 2025	$0.376	$0.200
April 30, 2025	$0.867	$0.302
January 31, 2025	$0.188	$0.080
October 31, 2024	$0.275	$0.091
July 31, 2024	$0.376	$0.200
April 30, 2024	$0.867	$0.302

Our transfer agent, The Nevada Agency and Transfer Company, of Suite 880 Bank of America, 50 West Liberty Street, Reno, Nevada 89501 (telephone: 775.322.0626; facsimile 775.322.5632) is the registrar and transfer agent for our common stock.

As of April 27, 2026, we had 103,341,034 shares of our common stock issued and outstanding, with 144 record stockholders. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries. The closing sale price for our common stock on April 30, 2026, as reported on the OTCQB was $0.10.

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

Common Stock Issued During the Year Ended January 31, 2026

During the year ended January 31, 2026, the Company issued a total of 12,750,266 shares of common stock for conversions of $433,010 in principal and $53,276 of interest on convertible notes payable at exercise prices ranging from $0.0244 to $0.0649. The conversion was in accordance with the terms of the agreement and no gain or loss was recognized.

On February 4, 2025, the Company entered into a stock compensation and subscription agreement with an investor relations firm that includes the issuance of 1,000,000 shares of restricted common stock. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the year ended January 31, 2026, the Company issued 250,000 shares related to this agreement with a fair value of $29,000.

Subsequent to January 31, 2026, the Company issued a total of 11,077,845 shares of our common stock for conversions of $206,384 of principal and $26,426 of interest and fees on convertible notes payable with an exercise price ranging from $0.0167 to $0.0303.

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

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) and registration agreement with GHS Investments, LLC (the “Investor”), whereby the Investor agreed to invest up to $10,000,000 to purchase shares of the Company’s common stock over a 24-month-term that commenced on September 25, 2024. Subject to the terms and conditions of the Investment Agreement and Registration Agreement, the Company may, in its sole discretion, deliver a put notice to the Investor which states the dollar amount which the Company intends to sell to the Investor on a certain date. The amount that the Company shall be entitled to sell to Investor shall be equal to 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000. As consideration for entering into the purchase agreement, the Company issued 100,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $20,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of January 31, 2025, deferred financing costs totaled $0. During the year ended January 31, 2026, the Investor purchased 18,958,163 restricted shares of the Company’s common stock for net proceeds of $885,177, after deducting the legal fees and clearing expenses.

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

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $276,959 and a working capital deficit of $422,160 as of January 31, 2026. We had cash inflows from financing activities of $1,036,386 for the fiscal year ended January 31, 2026. We will need additional funds in order to proceed with our planned exploration program.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act of 1933.

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2025, the Company repaid $58,080 of principal on the note. As of January 31, 2025, the note balance was $18,274, net of $2,846 discount. During the year ended January 31, 2025, the Company repaid $21,120 of principal on the note. As of January 31, 2026, the note balance was $0.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $59,757, net of $7,443 discount. During the year ended January 31, 2026, the Company repaid $49,280 of principal and converted $24,640 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $82,979, net of $14,221 discount. . During the year ended January 31, 2026, the Company repaid $53,640 of principal and converted $53,460 of principal and interest on the note. As of January 31, 2026, note balance was 0.

On December 2, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “December 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $53,596, net of $13,604 discount. During the year ended January 31, 2026, the Company converted $78,420 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $5,600 plus an additional $6,000 to pay for transaction fees to the lender, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2026, the Company converted $66,100 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,150 plus an additional $6,500 to pay for transaction fees to the lender, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2026, the Company converted $95,650 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On May 30, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “May 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2026, the Company converted $81,148 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On July 14, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $79,200 (the “July 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $7,200 plus an additional $7,000 to pay for transaction fees to the lender, matures on April 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2026, the Company converted $86,868 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On August 7, 2025, the Company entered into a convertible promissory note with Labrys Fund II, L.P., in the aggregate principal amount of $137,500 (the “August 7, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $10,000 to pay for transaction fees to the lender, matures on August 7, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $125,911, net of $11,589 discount.

On August 25, 2025, the Company entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC., in the aggregate principal amount of $137,500 (the “August 25, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $7,500 to pay for transaction fees to the lender, matures on August 25, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $126,048, net of $11,452 discount.

On September 18, 2025, the Company entered into a convertible promissory note with Jefferson Street Capital LLC., in the aggregate principal amount of $74,250 (the “September 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of 10% plus an additional $3,375 to pay for transaction fees to the lender, matures on September 18, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $67,445, net of $6,805 discount.

On October 15, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “October 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on July 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $62,025, net of $8,375 discount.

On November 28, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “November 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on September 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $60,515, net of $9,885 discount.

On January 12, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “January 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on October 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $60,943, net of $12,757 discount.

During the years ended January 31, 2026 and 2025, the Company recorded debt discounts of $158,809 and $67,352, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $147,950 and $70,400, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $284,010 and $145,038 for the years ended January 31, 2026 and 2025, respectively.

Notes Payable–- SBA

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 16, 2021 (extended to June 18, 2023).

The note principal balance of totaled $32,400, with accrued interest of $2,193 and is included in long-term debt as of January 31, 2026 and 2025, respectively.

Notes Payable

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

As of January 31, 2026, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,193. As of January 31, 2025, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,729.

Proceeds from issuance of common stock

During the year ended January 31, 2026, GHS Investments, LLC purchased 18,658,163 restricted shares of the Company’s common stock for net proceeds of $855,177, after deducting the legal fees and clearing expenses.

During the year ended January 31, 2025, GHS Investments, LLC purchased 1,122,672 restricted shares of the Company’s common stock for net proceeds of $90,919, after deducting the legal fees and clearing expenses.

Results of Operations for the Fiscal Year Ended January 31, 2026

We had a net loss of $1,243,521 for the fiscal year ended January 31, 2026 compared to a net income of $2,122,189 for the fiscal year ended January 31, 2025. Net income increased by $6,202,447 due primarily to the increase in gain on the change in fair value of derivative liability.

Results of Operations for the Fiscal Year Ended January 31, 2025

We had a net income of $2,122,189 for the fiscal year ended January 31, 2025, compared to a net loss of $4,080,258 for the fiscal year ended January 31, 2024. Net income increased by $6,202,447 due primarily to the increase in gain on the change in fair value of derivative liability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Presentation of Financial Information

Our consolidated financial statements for the fiscal year ended January 31, 2026 reflect financial information for the fiscal years ended January 31, 2025 and 2026.

Since we have not generated any revenue, there is substantial doubt regarding our ability to continue as a going concern in connection with our consolidated financial statements for the fiscal years ended January 31, 2026 and 2025. Our accumulated deficit on January 31, 2026, was approximately $61 million and a net loss from operations for the fiscal year ended January 31, 2026 was $1,243,521. All of our exploration costs are expensed as incurred.

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

Going Concern

Since we have not generated any revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended January 31, 2026. Our total stockholders’ deficit at January 31, 2026 was $449,855.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIBERTY STAR URANIUM & METALS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liberty Star Uranium & Metals Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Star Uranium & Metals Corp. (the Company) as of January 31, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered recurring losses, a large accumulated deficit as of January 31, 2026 and has no revenues to fully fund the operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 3, the Company has incurred recurring losses and as of January 31, 2026, had an accumulated deficit and no revenues for either audited year.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, Texas

April 27, 2026

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

	January 31,	January 31,
	2026	2025

Assets

Current assets:
Cash and cash equivalents	$276,959	$20,962
Prepaid expenses and other current assets	31,205	17,818
Total current assets	308,164	38,780

Noncurrent assets:
Property and equipment, net	4,705	11,175
Total noncurrent assets	4,705	11,175

Total assets	$312,869	$49,955

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$165,216	$229,032
Accrued expenses, related party	9,246	938
Advances	-	9,000
Advances, related party	-	205,000
Notes payable to related party	-	721,598
Convertible promissory note, net of unamortized debt discount of $60,863 and $38,114	502,887	214,606
Derivative liability	52,975	311,338
Total current liabilities	730,324	1,691,512

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	762,724	1,723,912

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $.00001 par value; 299,500,000 authorized; 92,263,189 and 53,332,498 shares issued and outstanding, respectively	924	533
Additional paid-in capital	60,255,133	57,787,901
Subscription receivable	(101,100)	(101,100)
Accumulated deficit	(60,604,817)	(59,361,296)
Total stockholders’ deficit	(449,855)	(1,673,957)

Total liabilities and stockholders’ deficit	$312,869	$49,955

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

	For the years ended
	January 31,
	2026	2025

Revenues	$-	$-
Expenses:
Geological and geophysical costs	144,968	449,198
Salaries and benefits	242,827	202,167
Professional services	215,642	257,536
General and administrative	484,724	789,628
Net operating expenses	1,088,161	1,698,529
Loss from operations	(1,088,161)	(1,698,529)

Other income (expense):
Interest expense	(404,791)	(245,970)
Other income	3,184	3,839
Loss on settlement of liabilities	(230,726)	(46,346)
Gain on change in fair value of derivative liability	476,973	4,109,195
Total other income (expense)	(155,360)	3,820,718
Net income (loss)	$(1,243,521)	$2,122,189

Net income (loss) per share of common stock - basic	$(0.02)	$0.04
Net income (loss) per share of common stock - diluted	$(0.02)	$0.04

Weighted average shares outstanding - basic	71,302,540	50,647,226
Weighted average shares outstanding - diluted	71,302,540	55,258,776

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended January 31, 2026 and 2025

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, January 31, 2024	500,000	$5	49,813,861	$498	$(117,850)	$58,538,033	$(61,483,485)	$(3,062,799)
Cashless exercise of options	-	-	70,002	1	-	(1)	-	-
Settlement of subscription receivable	-	-	-	-	16,750	-	-	16,750
Shares issued for conversion of notes	-	-	867,389	9	-	114,391	-	114,400
Shares issued for cash, net	-	-	1,122,672	11	-	70,908	-	70,919
Issuance of common stock and warrants in private placement	-	-	1,133,574	11	-	171,028	-	171,039
Shares issued for deferred financing costs	-	-	100,000	1	-	19,999	-	20,000
Stock based compensation	-	-	225,000	2	-	679,266	-	679,268
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	52,476	-	52,476
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(1,858,199)	-	(1,858,199)
Net income for the year ended January 31, 2025	-	-	-	-	-	-	2,122,189	2,122,189
Balance, January 31, 2025	500,000	5	53,332,498	533	(101,100)	57,787,901	(59,361,296)	(1,673,957)
Issuance of common stock and warrants in private placement, net	-	-	6,972,262	70	-	811,828	-	811,898
Shares issued for cash, net	-	-	18,958,163	190	-	884,987	-	885,177
Shares issued for conversion of notes	-	-	12,750,266	128	-	486,158	-	486,286
Stock based compensation	-	-	250,000	3	-	344,060	-	344,063
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	156,837	-	156,837
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(216,638)	-	(216,638)
Net loss for the year ended January 31, 2026	-	-	-	-	-	-	(1,243,521)	(1,243,521)
Balance, January 31, 2026	500,000	$5	92,263,189	$924	$(101,100)	$60,255,133	$(60,604,817)	$(449,855)

The accompanying notes are an integral part of the consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

	For the years ended
	January 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(1,243,521)	$2,122,189
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,470	6,469
Stock based compensation	344,063	679,268
Amortization of debt discounts	284,010	145,038
Gain on change in fair value of derivative liabilities	(476,973)	(4,109,195)
Loss on settlement of liabilities	230,726	46,346
Changes in assets and liabilities:
Prepaid expenses	11,363	20,808
Accounts payable and accrued expenses	55,165	68,220
Accrued expenses to related party	8,308	938
Cash flows used in operating activities:	(780,389)	(1,019,919)

Cash flows from financing activities:
Proceeds from advances, related party	75,000	354,693
Repayments of advances, related party	(280,000)	(25,000)
Proceeds from advances	-	9,000
Repayments of advances	(9,000)	-
Repayments of notes payable	(24,750)	(24,750)
Proceeds from notes payable, related party	-	467,000
Repayments of notes payable, related party	(273,175)	(55,000)
Proceeds from convertible promissory notes	719,950	336,000
Repayments of convertible promissory notes	(123,860)	(184,080)
Proceeds from the issuance of common stock for cash, net	885,177	90,919
Proceeds from the issuance of common stock and warrants in a private placement	67,044	-
Net cash provided by financing activities	1,036,386	968,782

Increase (decrease) in cash and cash equivalents	255,997	(51,137)
Cash and cash equivalents, beginning of period	20,962	72,099
Cash and cash equivalents, end of period	$276,959	$20,962

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$49,028	$948

Supplemental disclosure of non-cash items:
Shares issued for conversion of debt and interest	$486,286	$114,400
Prepaid insurance financed with note payable	$24,750	$24,750
Settlement of subscription and interest receivable	$-	$17,230
Issuance of common stock and warrants in private placement for settlement of liabilities	$514,128	$124,693
Resolution of derivative liabilities due to debt conversions	$156,837	$52,476
Debt discounts due to derivative liabilities	$158,809	$67,352
Reclass of APIC to derivative liabilities for tainted warrants	$216,638	$1,858,199
Shares issued for deferred financing costs	$-	$20,000
Reclassification of deferred financing costs to equity	$-	$20,000

The accompanying notes are an integral part of the consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Liberty Star Uranium & Metals Corp. (the “Company,” “we,” “our,” or “Liberty Star”) was formerly Liberty Star Gold Corp. and formerly Titanium Intelligence, Inc. (“Titanium”). Titanium was incorporated on August 20, 2001 under the laws of the State of Nevada. On February 5, 2004, we commenced operations in the acquisition and exploration of mineral properties business. Big Chunk Corp. (“Big Chunk”) was our wholly owned subsidiary and was incorporated on December 14, 2003 in the State of Alaska. Until 2016 Big Chunk was engaged in the acquisition and exploration of mineral properties business in the State of Alaska until its dissolution on July 26, 2019. Redwall Drilling Inc. (“Redwall”) was our wholly owned subsidiary and was incorporated on August 31, 2007 in the State of Arizona. Redwall performed drilling services on the Company’s mineral properties. Redwall ceased drilling activities in July 2008 and was dissolved on March 30, 2010. We formed the wholly owned subsidiary, Hay Mountain Super Project LLC (“HMSP”) incorporated on October 24, 2014, to serve as the primary holding company for development of the potential ore bodies encompassed in the Hay Mountain area of interest in Arizona. We renamed HMSP to Hay Mountain Holdings LLC (“HMH”) on March 5, 2019. In April 2007, we changed our name to Liberty Star Uranium & Metals Corp. On February 22, 2019, the Company registered the tradename ‘Liberty Star Minerals’ with the state of Arizona to be recognized as ‘doing business as’, or ‘d/b/a’ Liberty Star Minerals. We have not generated any revenues from operations. On April 11, 2019 we formed a new subsidiary named Earp Ridge Mines LLC (“Earp Ridge”) wholly owned by HMH. On August 13, 2020, the Company formed Red Rock Mines, LLC (“Red Rock”), an Arizona corporation, as a wholly owned subsidiary of Hay Mountain Holdings, LLC. On December 17, 2025, the Company formed American Strategic Minerals, LLC (“American Strategic”), an Arizona corporation, as a wholly owned subsidiary of HMH.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary HMH and the HMH wholly owned subsidiaries Earp Ridge, Red Rock and American Strategic. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and cash equivalents

We consider cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain our cash in bank deposit accounts which, for periods of time, may exceed federally insured limits. On January 31, 2026 and 2025, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

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

Environmental expenditures

Our operations have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon us are not predictable. We provide for any reclamation costs in accordance with the Accounting Standards Codification (“ASC”) Topic 410-30 “Asset Retirement and Environmental Obligations”. It is management’s opinion that we are not currently exposed to significant environmental and reclamation liabilities and have recorded no reserve for environmental and reclamation expenditures as of January 31, 2026 or 2025.

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

During the year ended January 31, 2026, the impact of 8,153,669 stock options and 6,871,508 warrants were excluded from the calculation as their impact would be anti-dilutive. During the year ended January 31, 2025, the impact of 3,765,498 stock options and 846,052 warrants were considered for their dilutive effects.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	For the Years Ended
	January 31,
	2026	2025
Basic (loss) earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(1,243,521)	$2,122,189
Denominator:
Weighted average common shares outstanding	71,302,540	50,647,226

Basic earnings (loss) per common share	$(0.02)	$0.04
Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(1,243,521)	$2,122,189
Remove derivative gain	(1,972)	(14,876)
Remove convertible debt interest	58,074	14,290
Net income (loss) available to common shareholders	$(1,187,419)	$2,121,603
Denominator:
Weighted average common shares outstanding	71,302,540	50,647,226
Dilutive effect of common stock warrants	-	846,052
Dilutive effect of common stock options	-	3,765,498
Adjusted weighted average common shares outstanding	71,302,540	55,258,776

Diluted income (loss) per common share	$(0.02)	$0.04

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

Newly Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. We adopted ASU No. 2023-09 during the year ended December 31, 2025, with no material impact to the Company’s financial statements or results of operations.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its disclosures.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 4 – Mineral claims

At January 31, 2026, we held a 100% interest in 93 standard federal lode mining claims located in the Tombstone region of Arizona.

At January 31, 2026, we held 31 Arizona State Land Department Mineral Exploration Permits covering 12,878.18 acres in the Tombstone region of Arizona.

Title to mineral claims involves certain inherent risks due to difficulties of determining the validity of certain claims as well as potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral properties.

All of the Company’s claims for mineral properties are in good standing as of January 31, 2026.

NOTE 5 – Property and equipment

The balances of our major classes of depreciable assets and useful lives are:

	January 31, 2026	January 31, 2025
Geology equipment (3 to 7 years)	$91,328	$91,328
Vehicles and transportation equipment (5 years)	37,592	37,592
Office furniture and equipment (3 to 7 years)	2,140	2,140
	131,060	131,060
Less: accumulated depreciation	(126,355)	(119,885)
	$4,705	$11,175

Depreciation expense was $6,470 and $6,469 for the years ended January 31, 2026 and 2025, respectively.

NOTE 6 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	January 31, 2026	January 31, 2025

8% convertible note payable issued January 2026, due October 2026	$73,700	$–
8% convertible note payable issued November 2025, due May 2026	70,400	–
8% convertible note payable issued October 2025, due April 2026	70,400	–
8% convertible note payable issued September 2025, due March 2026	74,250	–
8% convertible note payable issued August 28, 2024, due February 2026	137,500	–
8% convertible note payable issued August 7, 2024, due February 2026	137,500	–
10% convertible note payable issued June 2024, due March 2025	–	21,120
10% convertible note payable issued August 2024, due May 2025	–	67,200
10% convertible note payable issued October 2024, due July 2025	–	97,200
10% convertible note payable issued December 2024, due September 2025	–	67,200
	563,750	252,720
Less debt discount	(60,863)	(38,114)
Less current portion of convertible notes	(502,887)	(214,606)
Long-term convertible notes payable	$–	$–

On June 13, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $126,000 (the “June 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $21,000 plus an additional $5,000 to pay for transaction fees of the lender, matures on March 15, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2025, the Company repaid $58,080 of principal on the note. As of January 31, 2025, the note balance was $18,274, net of $2,846 discount. During the year ended January 31, 2025, the Company repaid $21,120 of principal on the note. As of January 31, 2026, the note balance was $0.

On August 28, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “August 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $59,757, net of $7,443 discount. During the year ended January 31, 2026, the Company repaid $49,280 of principal and converted $24,640 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On October 22, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $97,200 (the “October 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $16,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on July 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $82,979, net of $14,221 discount. . During the year ended January 31, 2026, the Company repaid $53,640 of principal and converted $53,460 of principal and interest on the note. As of January 31, 2026, note balance was 0.

On December 2, 2024, the Company entered into a promissory note with 1800 Diagonal Lending in the aggregate principal amount of $67,200 (the “December 2024 Note”). The note bears interest at 10%, with an Original Issue Discount of $11,200 plus an additional $6,000 to pay for transaction fees of the lender, matures on May 30, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be paid in 4 set monthly cash payments beginning six months from the effective date. The note may be prepaid with no penalty. The note allows an event of default which may be convertible into shares of the Company’s common stock as set forth therein. At any time following an event of default, the note is convertible into shares of the Company’s common stock at a price of 65% of the lowest weighted average market price of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2025, note balance was $53,596, net of $13,604 discount. During the year ended January 31, 2026, the Company converted $78,420 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On March 3, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $61,600 (the “March 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $5,600 plus an additional $6,000 to pay for transaction fees to the lender, matures on December 15, 2025, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2026, the Company converted $66,100 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On April 29, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $89,650 (the “April 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $8,150 plus an additional $6,500 to pay for transaction fees to the lender, matures on February 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2026, the Company converted $95,650 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On May 30, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “May 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2026, the Company converted $81,148 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On July 14, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $79,200 (the “July 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $7,200 plus an additional $7,000 to pay for transaction fees to the lender, matures on April 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. During the year ended January 31, 2026, the Company converted $86,868 of principal and interest on the note. As of January 31, 2026, note balance was $0.

On August 7, 2025, the Company entered into a convertible promissory note with Labrys Fund II, L.P., in the aggregate principal amount of $137,500 (the “August 7, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $10,000 to pay for transaction fees to the lender, matures on August 7, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $125,911, net of $11,589 discount.

On August 25, 2025, the Company entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC., in the aggregate principal amount of $137,500 (the “August 25, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $7,500 to pay for transaction fees to the lender, matures on August 25, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $126,048, net of $11,452 discount.

On September 18, 2025, the Company entered into a convertible promissory note with Jefferson Street Capital LLC., in the aggregate principal amount of $74,250 (the “September 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of 10% plus an additional $3,375 to pay for transaction fees to the lender, matures on September 18, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $67,445, net of $6,805 discount.

On October 15, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “October 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on July 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $62,025, net of $8,375 discount.

On November 28, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “November 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on September 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $60,515, net of $9,885 discount.

On January 12, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “January 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on October 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $60,943, net of $12,757 discount.

During the years ended January 31, 2026 and 2025, the Company recorded debt discounts of $158,809 and $67,352, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $147,950 and $70,400, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $284,010 and $145,038 for the years ended January 31, 2026 and 2025, respectively.

Notes Payable–- SBA

On June 22, 2020, the Company received loan proceeds of $32,300 (net of $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 16, 2021 (extended to June 18, 2023).

The note principal balance of totaled $32,400, with accrued interest of $2,193 and is included in long-term debt as of January 31, 2026 and 2025, respectively.

Notes Payable

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

As of January 31, 2026, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,193. As of January 31, 2025, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,729.

NOTE 7 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the years ended January 31, 2026 and 2025, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC 815, “Derivatives and Hedging”. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 196.0% is based on historical prices over a lookback period equivalent to the expected term of 0.55 years. The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date;

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price;

●	Discount rate was based on risk free rates of 3.57% in effect based on the remaining term and date of each valuation and instrument;

●	Dividend yield: 0%;

●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date);

●	Number of Options: $1M/exercise price; and

●

The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 92,263,189 shares as of 1/31/26 and a 3.04% growth (a similar growth from last quarter) monthly at 1/31/26 and future financing events raising $500,000 annually through the sale of common stock at a 25% discount.

Using the results from the model, the Company recorded a derivative liability during the year ended January 31, 2026 of $52,975 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $158,809 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the year ended January 31, 2026, was $158,809. The remaining unamortized debt discount related to the derivative liability was $0 as of January 31, 2026.

During the year ended January 31, 2026, the Company recorded a gain of $476,973 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of January 31, 2026.

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

The Company also recorded the change in the fair value of the derivative liability as a gain of $476,973 and a gain of $4,109,195, respectively, to reflect the value of the derivative liability for warrants and convertible notes as of January 31, 2026 and 2025, respectively.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability:

	Year Ended January 31,
	2026	2025
Beginning balance	$311,338	$2,547,458
Total gains	(476,973)	(4,109,195)
Settlements	(156,837)	(52,476)
Additions recognized as debt discount	158,809	67,352
Additions due to tainted warrants	216,638	1,858,199
Ending balance	$52,975	$311,338

Change in unrealized gains included in earnings relating to derivatives	$(476,973)	$(4,109,195)

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

On November 18, 2024, the Board of Directors amended the articles of incorporation to increase the Company’s common stock by 150,000,000 shares.

Common Stock Issued During the Year Ended January 31, 2026

Private Placements

During the year ended January 31, 2026 the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds and 6,271,388 units to Mr. O’Heeron, for the conversion of his $250,000 and $210,000 promissory notes and accrued interest of $54,128. Each unit consists of 1 share of common stock and ½ warrant. As a result of the conversion, the Company recognized a loss on settlement of liabilities of $230,726. See Note 4 – Related Party Transactions.

Common Stock for Services

On February 4, 2025, the Company entered into a stock compensation and subscription agreement with an investor relations firm that includes the issuance of 1,000,000 shares of restricted common stock. The shares of restricted common stock will be subject to a six-month hold period from the date of issuance. During the year ended January 31, 2026, the Company issued 250,000 shares related to this agreement with a fair value of $29,000.

Equity Financing

On September 25, 2024, the Company entered into an investment agreement (the “Investment Agreement”) and registration agreement with GHS Investments, LLC (the “Investor”), whereby the Investor agreed to invest up to $10,000,000 to purchase shares of the Company’s common stock over a 24-month-term that commenced on September 25, 2024. Subject to the terms and conditions of the Investment Agreement and Registration Agreement, the Company may, in its sole discretion, deliver a put notice to the Investor which states the dollar amount which the Company intends to sell to the Investor on a certain date. The amount that the Company shall be entitled to sell to Investor shall be equal to 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000. As consideration for entering into the purchase agreement, the Company issued 100,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $20,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. As of January 31, 2025, deferred financing costs totaled $0. During the year ended January 31, 2026, the Investor purchased 18,658,163 restricted shares of the Company’s common stock for net proceeds of $855,177, after deducting the legal fees and clearing expenses.

Shares Issued for Conversion of Notes

During the year ended January 31, 2026, the Company issued a total of 12,750,266 shares of common stock for conversions of $433,010 in principal and $53,276 of interest on convertible notes payable at exercise prices ranging from $0.0244 to $0.0649.

Subscription Receivable

On September 29, 2022, the Company granted 674,000 options to purchase shares of common stock to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027, and were recorded as a subscription receivable. As of January 31, 2026 and 2025, the subscription receivable was $101,100.

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

NOTE 9 – Share-based compensation

The 2010 Stock Option Plan was approved and adopted by the Board of Directors on August 10, 2010. The plan allows for up to 191,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2007 Stock Option Plan was approved and adopted by the Board of Directors on December 10, 2007. The plan allows for up to 5,000 shares to be granted to key employees and non-employee consultants after specific objectives are met. The 2004 Stock Option Plan was approved and adopted by the Board of Directors on December 27, 2004. The plan allows for up to 1,925 shares to be granted to key employees and non-employee consultants after specific objectives are met. Employees can receive incentive stock options and non-qualified stock options while non-employee consultants can receive only non-qualified stock options. The options granted vest under various provisions using graded vesting, not to exceed four years. The options granted have a term not to exceed ten years from the date of grant or five years for options granted to more than 10% stockholders. The option price set by the Plan Administration shall not be less than the fair market value per share of the common stock on the grant date or 110% of the fair market value per share of the common stock on the grant date for options granted to greater than 10% stockholders. Options remaining available for grant under the 2010. The following tables summarize the Company’s stock option activity during the years ended January 31, 2026 and 2025:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, January 31, 2024	2,808,760	$0.83	9.86	$800,183

Granted	2,881,738	0.14
Cancelled and/or forfeited	–	–
Exercised	(75,000)	–
Outstanding, January 31, 2025	5,615,498	$0.49	9.30	$129,650

Granted	4,514,171	0.07
Cancelled and/or forfeited	–	–
Exercised	(326,000)	0.14
Outstanding, January 31, 2026	9,803,669	$0.31	8.89	$1,980

Exercisable, January 31, 2026	9,716,169	$0.31	8.89	$1,980

The aggregate intrinsic value is calculated based on the stock price of $0.041 and $0.113 per share as of January 31, 2026 and 2025, respectively.

During the year ended January 31, 2026, the Company granted an aggregate of 373,842 options to purchase shares of common stock to a consulting geologist. The options have a strike price equal to the closing price per share on the day the options were issued, vest upon issuance and expire in three years The exercise price of the options ranges from $0.044 to $0.12.

On August 20, 2025, the Company granted 4,040,329 options to an officer, employees and members of the board of directors. See Note 12 – Related party transactions.

On December 16, 2025, the Company granted 100,000 options to a member of the board of directors. See Note 12 – Related party transactions.

The total fair value of these option grants at issuance was $315,062. During the year ended January 31, 2026, the Company recognized $315,062 of expense related to these options.

During the years ended January 31, 2026 and 2025, we recognized $315,062 and $622,039 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees, and consultants

As of January 31, 2026, there was $3,527 of unrecognized share-based compensation for all share-based awards outstanding.

NOTE 10 – Warrants

As of January 31, 2026, there were 16,621,508 warrants outstanding and 16,113,976 warrants exercisable. The warrants have a weighted average remaining life of 1.03 years and a weighted average exercise price of $0.12 per warrant for one common share. Warrants outstanding on January 31, 2026 and 2025 are as follows:

	Number of warrants	Weighted average exercise price per share

Outstanding, January 31, 2025	14,254,813	0.21
Issued	566,787	0.11
Expired	(1,410,018)	0.52
Exercised	–	–
Outstanding, January 31, 2025	13,411,582	0.17
Issued	3,486,131	0.08
Expired	(276,205)	1.94
Exercised	–	–
Outstanding, January 31, 2026	16,621,508	0.12

Exercisable, January 31, 2026	16,113,976	0.10

The weighted average intrinsic value for warrants outstanding was $11,700 and $843,373 as of January 31, 2026 and 2025, respectively.

NOTE 11 – Income taxes

The Company adopted ASC 2023-09 during the year ended January 31, 2026, prospectively. The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended		Year Ended
	January 31,		January 31,
	2026		2025
Income tax benefit computed at the statutory rate	$261,000	$21.0%	$(446,000)	$21.0%
Tax effect of:
Non-deductible expenses	(315,000)	(25.3)%	389,000	(18.3)%
Change in valuation allowance	54,000	4.3%	57,000	(2.7)%
Provision for income taxes	$–	$–%	$–	$–%

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	January 31,	January 31,
	2026	2025
Deferred income tax assets
Net operating losses	$7,143,000	$7,197,000
Valuation allowance	(7,143,000)	(7,197,000)
Net deferred income tax assets	$–	$–

Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The decrease of $53,000 during the year ended January 31, 2026, primarily represents the increase in net operating loss carry-forwards during the period offset against the valuation allowance. As of January 31, 2026, our estimated net operating loss carry-forward is approximately $34 million and expires beginning in 2026 through 2038, with no expiration date for our 2019 through 2023 net operating losses under the Tax Cuts and Jobs Act.

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

NOTE 12 – Related party transactions

Accrued Expenses

As of January 31, 2026 and 2025, the Company had a balance of accrued unpaid vacation days of $9,246 and $938, respectively, to Patricia Madaris, Interim CEO, VP Finance & CFO.

Advances

On April 28, 2025, the Company received an advance of $75,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and is payable on demand.

As of January 31, 2026 and 2025, the balance of Advances from related parties was $0 and $205,000, respectively.

Advances from related parties as of January 31, 2026 and 2025 are as follows:

	January 31, 2026	January 31, 2025

Prior period balance	$205,000	$–
Cash advances	75,000	354,693
Repayments	(280,000)	(25,000)
Conversion into a private placement	–	(124,693)
End of period balance	$–	$205,000

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. As of January 31, 2026 and 2025, the note payable related party balance $0 and $4,598, respectively.

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

During the year ended January 31, 2025, the Company repaid Mr. O’Heeron $257,000 of principal and $37,551 of interest on promissory notes As of January 31, 2026 and 2025, the note payable related party balance was $0 and $721,598, respectively.

Private Placement

During the year ended January 31, 2026, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds. Each unit consists of one share of common stock and ½ warrant. The warrants have a relative fair value of $18,883. Each warrant allows the holder to purchase one share of common stock at a price range from $0.09 to $0.116 per share. The warrants expire three years from the date of issuance.

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

On December 16, 2025, the Company issued 100,000 options to a member of the board of directors. The options vest upon monthly over one year, expire ten years following issuance and have an exercise price of $0.04. The options have a total fair value of $4,031. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.041, Exercise price, $0.04, Term 10 years, Volatility 179%, and Discount rate 3.90% and a dividend yield of 0%.

NOTE 13 – Commitments and Contingencies

We currently rent storage space for $402.90 per month in the Tombstone, Arizona area on a month-to-month basis.

We are required to pay annual rentals for Liberty Star’s federal lode mining claims for the HMH Tombstone project in the State of Arizona. The rental period begins at noon on September 1st through the following September 1st and rental payments are due by the first day of the rental period. The annual rentals are $200 per claim. The rentals due by September 1, 2025 for the period from September 1, 2025 through September 1, 2026 of $18,600 have been paid.

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain Holdings LLC projects in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 12,878.18 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $33,433.17.

NOTE 14 – Subsequent events

On April 17, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 1800 Diagonal Lending LLC. (“1800 Diagonal”). Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to issue a convertible promissory note (the “Note”) to 1800 Diagonal in the aggregate principal amount of $73,700. Effective January 15, 2025, the Company issued the Note to 1800 Diagonal consistent with the terms of the Securities Purchase Agreement. The Note bears interest at 8%, with a 10% Original Issue Discount and matures on January 15, 2027. Pursuant to the terms of the Note, the outstanding principal and accrued interest on the Note shall be convertible into shares of the Company’s common stock as set forth therein.

Subsequent to January 31, 2026, the Company issued a total of 11,077,845 shares of our common stock for conversions of $206,384 of principal and $26,426 of interest and fees on convertible notes payable with an exercise price ranging from $0.0167 to $0.0303.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based upon such review and evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the date of such evaluation due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of January 31, 2026 due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of January 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the fiscal quarter ended January 31, 2026.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position(s) Held with the Company	Age	Date First Elected or Appointed
Patricia Madaris	Interim Chief Executive Officer, Chief Financial Officer, VP Finance	74	May 8, 2015
Peter O’Heeron	Chairman of the Board, Secretary and Treasurer	62	September 6, 2012
Nicholas Hemmerly	Director	44	September 26, 2022
Gerardo King	Director	49	August 23, 2024
Matt Westbrook	Director	49	December 19, 2025

Business Experience

Patricia Madaris. Ms. Madaris has served Liberty Star since 2011 beginning as Executive Assistant to the President and Board of Directors. In May 2015, she was elected by the Board of Directors to the position of Vice President, Finance and Accounting. On January 13, 2019, Patricia Madaris was elected by the Board to serve in the additional office of Chief Financial Officer. Since the beginning of her tenure with Liberty Star, Patricia Madaris has successfully engaged, negotiated, and closed financings; overseen the Company’s financial reporting; and projected and planned financially for ongoing operations including development. She has previously held the title of accounting/manager for corporations in Arizona, Florida, and California. Ms. Madaris holds a Bachelor of Science in Accounting and received a Master Business Administration (MBA) in 2017, both Summa Cum Laude from Indiana Wesleyan University.

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

We believe Mr. King is qualified to serve on our board of directors because of his extensive experience in business, as described above

Matt Westbrook. Joined the Board of Directors in December 2025. Matt Westbrook brings expertise in critical minerals development, national security focused investment, and strategic engagement with US Government partners to Liberty Star’s Board. He is a seasoned speaker, founder, and board member with prior US Government service. He is also the co-founder of a US based rare earth company, advises Family Offices, is on the advisory board of US based investment bank, and is a frequent speaker at private events globally. Previously, Matt served as a Board Advisory member to the US Secretary of Commerce for Tech & Policy for Non-ferrous Metals and was C-Suite for USA Rare Earth now public (NYSE: USAR, $1.5B)

We believe Mr. Westbrook is qualified to serve on our board of directors because of his extensive experience in business, as described above.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The board of directors of our company held 15 formal meetings during the fiscal year ended January 31, 2026.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors during the fiscal year ended January 31, 2026. Shareholders may contact our interim CEO, Patricia Madaris, to recommend nominees to our board of directors.

For the fiscal year ended January 31, 2026, our standing committee of the board of directors was our audit committee. The board of directors also serves as required as nominating committee and compensation committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During the fiscal year ended January 31, 2026, the audit committee did not hold any meetings. Rather, the business of the audit committee was conducted by resolutions consented to in writing by all the members of the board and filed with the minutes of the proceedings of the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 9.99% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2026, all filing requirements applicable to its officers, directors and greater than 4.99% & 9.99% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the SEC on March 13, 2004, as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Liberty Star Uranium & Metals Corp., 2 E. Congress St. Ste. 900, Tucson, AZ 85701.

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

ITEM 11. EXECUTIVE COMPENSATION

Following are the particulars of all compensation paid or accruing to our named executive officers for the last two fiscal years ended.

2026 Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Patricia Madaris, Interim Chief	2026	97,561	5,000	-	53,877	-		168,060
Executive Officer, President, CFO (1)	2025	97,561	2,500	-	102,119	-		202,180

(1)	Appointed Interim Chief Executive Officer, President on September 29, 2023.

Outstanding Equity Awards at January 31, 2026

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of January 31, 2026.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested

Patricia Madaris	2,391,481		-	.04 – 0.226	11/16/2033 – 08/20/2035	-	-	-	-

COMPENSATION PLANS

As of January 31, 2026, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our common stock beneficially owned on April 27, 2026 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. All percentages are calculated based upon a total number of 103,341,034 shares of common stock and 500,000 Class A common stock issued and outstanding as of April 27, 2026, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Peter O’Heeron	Common	46,709,838	(3)	41.82%
Peter O’Heeron	Class A	500,000	(5)	100%
Patricia Madaris	Common	4,876,487	(4)	4.91%
Nicholas Hemmerly	Common	1,378,334	(2)	1.41%
Saleem Elmasri	Common	1,361,668	(2)	1.4	0%
Gerardo King	Common	866,667	(2)	* %
Jay Crawford	Common	1,457,619	(2)	1.4	9%
Directors and Executive Officers as a Group (4 persons)	Common	56,650,613		47,40%
Directors and Executive Officers as a Group (1persons)	Class A	500,000	(5)	100%

(1)	Based on 103,341,034 shares of common stock and 500,000 of Class A common stock issued and outstanding as of April 27, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	This amount includes incentive or non-qualified stock options that are currently exercisable or exercisable within 60 days.

(3)	This amount includes 13,489,280 common stock purchase warrants and 1,957,829 non-qualified stock options that are currently exercisable or exercisable within 60 days.

(4)	This amount includes 2,391,481 non-qualified stock options that are currently exercisable or exercisable within 60 days and 778,336 common stock purchase warrants.

(5)	The holders of Class A Common Stock vote with the holders of Common Stock on matters submitted to the shareholders for a vote. But, the Class A Common Stock has super majority voting rights with the holder of each outstanding share of Class A Common Stock being entitled to 200 votes per share on all such matters, including, but not limited to, election of the Board of Directors. Accordingly, based on the combined ownership of both Common Stock and Class A Common Stock, Peter O’Heeron holds 67% of the voting power of the Company’s authorized shares.

* less than 1%

Equity Compensation Plan Information

As of January 31, 2026, we had three compensation plans in place, entitled “2004 Stock Option Plan”, “2007 Stock Option Plan” and “2010 Stock Option Plan”. These plans have been approved by our security holders. These plans have been given retroactive effect of the 1-for-4 reverse stock split on September 1, 2009 and 1-for-500 reverse stock split on February 25, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	197,925	10.18	0.00
Equity Compensation Plans Not Approved by Security Holders: One Off Grants	9,605,744	0.07	N/A
Total	9,803,669		N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Accrued Expenses

As of January 31, 2026 and 2025, the Company had a balance of accrued unpaid vacation days of $9,246 and $938, respectively, to Patricia Madaris, Interim CEO, VP Finance & CFO.

Advances

On April 28, 2025, the Company received an advance of $75,000 from Pete O’Heeron, Chairman of the Board. The advance is unsecured, non-interest bearing and is payable on demand.

As of January 31, 2026 and 2025, the balance of Advances from related parties was $0 and $205,000, respectively.

Advances from related parties as of January 31, 2026 and 2025 are as follows:

	January 31, 2026	January 31, 2025

Prior period balance	$205,000	$–
Cash advances	75,000	354,693
Repayments	(280,000)	(25,000)
Conversion into a private placement	–	(124,693)
End of period balance	$–	$205,000

Note payable

On January 31, 2023, the Company entered into a promissory note with Brett Gross for $50,000 and received cash proceeds. During the year ended January 31, 2024, the Company signed an addendum to the January 31, 2023 promissory note to increase the promissory note with Mr. Gross to $86,579. The note bears interest at 10% and matures on January 31, 2024. On February 12, 2024, the Company signed an addendum to the January 31, 2023 promissory note to net the $16,750 recourse loan with Mr. Gross and accrued interest of $480 with the promissory note. As of January 31, 2026 and 2025, the note payable related party balance $0 and $4,598, respectively.

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

During the year ended January 31, 2025, the Company repaid Mr. O’Heeron $257,000 of principal and $37,551 of interest on promissory notes As of January 31, 2026 and 2025, the note payable related party balance was $0 and $721,598, respectively.

Private Placement

During the year ended January 31, 2026, the Company issued 700,874 units to an officer and members of the Board of Directors for $67,043 in cash proceeds. Each unit consists of one share of common stock and ½ warrant. The warrants have a relative fair value of $18,883. Each warrant allows the holder to purchase one share of common stock at a price range from $0.09 to $0.116 per share. The warrants expire three years from the date of issuance.

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

On December 16, 2025, the Company issued 100,000 options to a member of the board of directors. The options vest upon monthly over one year, expire ten years following issuance and have an exercise price of $0.04. The options have a total fair value of $4,031. The Company valued the options using the Black-Scholes model with the following key assumptions: fair value stock price, $0.041, Exercise price, $0.04, Term 10 years, Volatility 179%, and Discount rate 3.90% and a dividend yield of 0%.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by M&K CPAS or the fiscal years ended January 31, 2026 and 2025, respectively.

	Fiscal Year Ended January 31,
	2026	2025
Audit Fees	$51,000	$51,000
Audit-Related Fees	14,000	14,000
Tax Fees	4,375	4,375
All Other Fees	13,300	13,300
Total	$82,675	$82,675

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.2 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
3.10	Certificate of Amendment to increase authorized Common & Class A Common shares dated November 19, 2025 (incorporated by reference to Exhibit A and filed with the SEC on November 21, 2025).
10.01	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 12, 2024, (incorporated by reference to Exhibit 3.44 to our current report on form 8-K, filed with the SEC on January 19, 2024).
10.02	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated February 23, 2024, (incorporated by reference to Exhibit 3.46 to our current report on form 8-K, filed with the SEC on February 28, 2024).
10.03	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated June 13, 2024, (incorporated by reference to Exhibit 3.48 to our current report on form 8-K, filed with the SEC on June 18, 2024).
10.04	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated August 28, 2024, (incorporated by reference to Exhibit 3.50 to our current report on form 8-K, filed with the SEC on September 5, 2024).
10.5	Investment Agreement & Registration for S1 issued to GHS Investment LLC dated September 25, 2024, (incorporated by reference to Exhibit 10.18 to our current report on form 8-K, filed with the SEC on October 1, 2024).
10.06	Promissory Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated October 22, 2024, (incorporated by reference to Exhibit 3.52 to our current report on form 8-K, filed with the SEC on October 25, 2024).
10.07	Bridge Note defaulting to conversion issued to 1800 Diagonal Lending LLC dated December 3, 2024, (incorporated by reference to Exhibit 3.54 to our current report on form 8-K, filed with the SEC on December 9, 2024).
10.08	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 3, 2025, (incorporated by reference to Exhibit 3.55 to our current report on form 8-K, filed with the SEC on March 12, 2025).
10.09	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated April 28, 2025 (incorporated by reference to Exhibit 3.57 to our current report on form 8-K, filed with the SEC on May 2, 2025).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated May 30, 2025 (incorporated by reference to Exhibit 3.59 to our current report on form 8-K, filed with the SEC on June 5, 2025).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2025 (incorporated by reference to Exhibit 3.61 to our current report on form 8-K, filed with the SEC on July 17, 2025).
10.13	Convertible Promissory Note issued to Labry’s Fund II dated August 7, 2025 (incorporated by reference to Exhibit 3.63 to our current report on form 8-K, filed with the SEC on August 13, 2025).
10.14

Convertible Promissory Note issued to FirstFire Global Opportunities Fund LLC dated August 25, 2025 (incorporated by reference to Exhibit 3.65 to our current report on form 8-K, filed with the SEC on August 29, 2025).

10.15

Convertible Promissory Note issued to Jefferson Street Capital LLC dated September 18, 2025 (incorporated by reference to Exhibit 3.70 to our current report on form 8-K, filed with the SEC on September 22, 2025).

10.16

Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated October 15, 2025 (incorporated by reference to Exhibit 3.70 to our current report on form 8-K, filed with the SEC on October 23, 2025).

10.17

Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated November 28, 2025 (incorporated by reference to Exhibit 3.70 to our current report on form 8-K, filed with the SEC on December 02, 2025).

10.18

Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 8, 2026 (incorporated by reference to Exhibit 3.75 to our current report on form 8-K, filed with the SEC on January 16, 2026).

10.19	Convertible Promissory Note issued to EFRAT Investments dated March 5, 2026 (incorporated by reference to Exhibit 3.78 to our current report on form 8-K, filed with the SEC on March 11, 2026).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1, filed with the SEC on March 13, 2004).
19.1	Insider Trading Policy
21.1*	Subsidiaries.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Patricia Madaris
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Patricia Madaris
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

Dated: April 27, 2026	By:	/s/ Patricia Madaris
Patricia Madaris
Interim Chief Executive Officer (Principal Executive Officer)

Dated: April 27, 2026	By:	/s/ Patricia Madaris
Patricia Madaris
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patricia Madaris as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patricia Madaris	Interim Chief Executive Officer	April 27, 2026
Patricia Madaris	(Principal Executive Officer)

/s/ Patricia Madaris	Chief Financial Officer	April 27, 2026
Patricia Madaris	(principal financial officer and principal accounting officer)

/s/ Peter O’Heeron	Chairman of the Board, Secretary & Treasurer	April 27, 2026
Peter O’Heeron

/s/ Nicholas Hemmerly	Director	April 27, 2026
Nicholas Hemmerly

/s/ Matt Westbrook	Director	April 27, 2026
Matt Westbrook

/s/ Gerardo King	Director	April 27, 2026
Gerardo King

