Form 10-Q
period 2026-04-30
LIBERTY STAR URANIUM & METALS CORP.
filed 2026-06-11
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,739,164 common shares as of June 10, 2026.

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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC” or the “Commission”), including the Company’s Annual Report on Form 10-K for the year ended January 31, 2026 (under the heading “Risk Factors” and in other parts of that report), which factors include:

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

Our consolidated financial statements are stated in United States Dollars (“US$”) and are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms “we”, “us”, “the Company”, and “Liberty Star” mean Liberty Star Uranium & Metals Corp. and our subsidiaries, Hay Mountain Holdings, LLC, Earp Ridge Mines LLC, Red Rock Mines LLC and American Strategic Minerals, LLC, unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	April 30,	January 31,
	2026	2026

Assets

Current assets:
Cash and cash equivalents	$65,191	$276,959
Prepaid expenses and other current assets	52,556	31,205
Total current assets	117,747	308,164

Noncurrent assets:
Property and equipment, net	3,088	4,705
Total noncurrent assets	3,088	4,705

Total assets	$120,835	$312,869

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$155,299	$165,216
Accrued expenses, related party	9,246	9,246
Notes payable	24,750	-
Convertible promissory note, net of unamortized debt discount of $70,580 and $60,863	307,316	502,887
Derivative liability	123,501	52,975
Total current liabilities	620,112	730,324

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	652,512	762,724

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $0.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $0.00001 par value; 299,500,000 authorized; 105,826,144 and 92,263,189 shares issued and outstanding, respectively	1,058	924
Additional paid-in capital	60,288,172	60,255,133
Subscription receivable	(101,100)	(101,100)
Accumulated deficit	(60,719,812)	(60,604,817)
Total stockholders’ deficit	(531,677)	(449,855)

Total liabilities and stockholders’ deficit	$120,835	$312,869

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	April 30,
	2026	2025

Revenues	$-	$-
Expenses:
Geological and geophysical costs	71,328	20,911
Salaries and benefits	45,329	60,197
Professional services	43,583	45,371
General and administrative	49,229	64,569
Net operating expenses	209,469	191,048
Loss from operations	(209,469)	(191,048)

Other income (expense):
Interest expense	(335,778)	(49,162)
Other income	796	956
Loss on settlement of liabilities	-	(143,373)
Gain on change in fair value of derivative liability	429,456	46,495
Total other income (expense)	94,474	(145,084)
Net loss	$(114,995)	$(336,132)

Net loss per share of common stock - basic	$(0.00)	$(0.01)
Net loss per share of common stock - diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	95,172,264	56,779,658
Weighted average shares outstanding - diluted	95,172,264	56,779,658

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended April 30, 2026 and 2025

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance, January 31, 2026	500,000	$5	92,263,189	$924	$(101,100)	$60,255,133	$(60,604,817)	$(449,855)
Shares issued for conversion of notes	-	-	13,479,622	134	-	270,742	-	270,876
Stock based compensation	-	-	83,333	-	-	10,730	-	10,730
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	131,503	-	131,503
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(379,936)	-	(379,936)
Net loss for the three months ended April 30, 2026	-	-	-	-	-	-	(114,995)	(114,995)
Balance, April 30, 2026	500,000	$5	105,826,144	$1,058	$(101,100)	$60,288,172	$(60,719,812)	$(531,677)

Balance, January 31, 2025	500,000	$5	53,332,498	$533	$(101,100)	$57,787,901	$(59,361,296)	$(1,673,957)
Issuance of common stock and warrants in private placement, net	-	-	3,626,691	36	-	469,739	-	469,775
Shares issued for cash, net	-	-	1,369,961	14	-	91,826	-	91,840
Shares issued for conversion of notes	-	-	436,904	4	-	24,636	-	24,640
Stock based compensation	-	-	250,000	3	-	33,345	-	33,348
Net loss for the three months ended April 30, 2025	-	-	-	-	-	-	(336,132)	(336,132)
Balance, April 30, 2025	500,000	$5	59,016,054	$590	$(101,100)	$58,407,447	$(59,697,428)	$(1,390,486)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(114,995)	$(336,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,617	1,618
Stock based compensation	10,730	33,348
Amortization of debt discounts	265,532	25,049
Gain on change in fair value of derivative liabilities	(429,456)	(46,495)
Loss on settlement of liabilities	-	143,373
Changes in assets and liabilities:
Prepaid expenses and other current assets	3,399	(1,878)
Accounts payable and accrued expenses	28,905	18,171
Accrued expenses to related party	-	3,746
Cash flows used in operating activities:	(234,268)	(159,200)

Cash flows from financing activities:
Proceeds from advances, related party	-	75,000
Repayments of advances	-	(1,000)
Repayments of notes payable, related party	-	(10,000)
Proceeds from convertible promissory notes	160,000	125,000
Repayments of convertible promissory notes	(137,500)	(123,860)
Proceeds from the issuance of common stock for cash, net	-	91,840
Proceeds from the issuance of common stock and warrants in a private placement	-	49,142
Net cash provided by financing activities	22,500	206,122

Increase (decrease) in cash and cash equivalents	(211,768)	46,922
Cash and cash equivalents, beginning of period	276,959	20,962
Cash and cash equivalents, end of period	$65,191	$67,884

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$41,250	$960

Supplemental disclosure of non-cash items:
Shares issued for conversion of debt and interest	$270,876	$24,640
Prepaid insurance financed with note payable	$24,750	$24,750
Issuance of common stock and warrants in private placement for settlement of liabilities	$-	$277,260
Resolution of derivative liabilities due to debt conversions	$131,503	$-
Debt discounts due to derivative liabilities	$251,549	$-
Reclass of APIC to derivative liabilities for tainted warrants	$379,936	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2026 as filed with the SEC on April 27, 2026. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at April 30, 2026, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended April 30, 2026, and are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at April 30, 2026	$123,501	–	–	$123,501
Warrant and convertible note derivative liabilities at January 31, 2026	$52,975	–	–	$52,975

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

Net loss per share

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

During the three months ended April 30, 2026, the impact of 9,975,288 stock options and 16,074,000 warrants and 3,210,353 shares issuable from convertible notes were excluded from the calculation as their impact would be anti-dilutive. During the three ended April 30, 2025, the impact of 840,788 of stock options and 3,693,498 of warrants and 0 shares issuable from convertible notes, respectively, were excluded from the calculation as their impact would be anti-dilutive.

NOTE 4 – Related Party Transactions

Accrued Expenses

As of April 30, 2026 and January 31, 2026, the Company had a balance of accrued unpaid vacation days of $9,246 to Patricia Madaris, Interim CEO, VP Finance & CFO.

Subscription Receivable

On September 29, 2022, the Company granted 674,000 options to purchase shares of common stock to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027, and were recorded as a subscription receivable. As of April 30, 2026 and January 31, 2026, the subscription receivable was $101,100.

NOTE 5 – Stockholders’ deficit

Common Stock

The Company’s common stock and Class A common stock are voting and entitle stockholders to receive dividends to the extent declared by the Board of Directors. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets.

Common Stock for Services

On April 22, 2026, the Company entered into a stock compensation and subscription agreement with a consultant that includes the issuance of 1,000,000 shares of common stock that vest 1/12th each month during a one-year vesting period. The shares of common stock will be subject to a six-month hold period from the date of issuance. During the three months ended April 30, 2026, the Company issued 83,333 shares related to this agreement with a fair value of $2,091.

Shares Issued for Conversion of Notes

During the three months ended April 30, 2026, the Company issued a total of 13,479,622 shares of common stock for conversions of $232,054 in principal and $38,822 of interest on convertible notes payable at exercise prices ranging from $0.0148 to $0.0303.

Stock Options

Qualified and non-qualified incentive stock options outstanding at April 30, 2026 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2026	9,803,669	$0.31
Granted	234,119	0.04
Expired	–	–
Exercised	–	–
Outstanding, April 30, 2026	10,037,788	$0.30

Exercisable, April 30, 2026	9,975,288	$0.30

These options had a weighted average remaining life of 8.52 years and have an aggregate intrinsic value of $0 as of April 30, 2026. The aggregate intrinsic value is calculated based on the stock price of $0.021 per share as of April 30, 2026.

During the three months ended April 30, 2026, the Company granted an aggregate of 234,119 options to purchase shares of common stock to a consulting geologist. The options have a strike price equal to the closing price per share on the day the options were issued, vest upon issuance and expire in three years The exercise price of the options ranges from $0.03 to $0.04.

During the three months ended April 30, 2026 and 2025, the Company recognized $8,639 and $4,348 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of April 30, 2026, there was $2,518 of unrecognized share-based compensation for all share-based awards outstanding.

Warrants

As of April 30, 2026, there were 16,581,532 warrants to purchase shares of common stock outstanding and 16,074,000 warrants to purchase shares of common stock exercisable. The warrants have a weighted average remaining life of 0.79 years and a weighted average exercise price of $0.06 per warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of April 30, 2026.

Stock warrants outstanding at April 30, 2026 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2026	16,621,508	$0.12
Issued	–	–
Expired	(39,976)	1.14
Exercised	–	–
Outstanding, April 30, 2026	16,581,532	$0.12

Exercisable, April 30, 2026	16,074,000	$0.06

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 8), that became convertible during the three months ended April 30, 2026, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●	The stock projections are based on the historical volatilities for each date. The volatility of 115.7% is based on historical prices over a lookback period equivalent to the expected term of 0.31 years;

●	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date (current stock price is higher than last quarter’s price);

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price.

●	The discount rate was based on risk-free rates of 3.72% in effect based on the remaining term and date of each valuation and instrument.

●	Dividend yield: 0%

●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date)

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 105,826,144 shares as of 4/30/26 and a 3.12% growth (a similar growth from last quarter) monthly at 4/30/26 and future financing events with capital raises of $500,000 annually through the sale of common stock at a 25% discount.

Using the results from the model, the Company recorded a derivative liability during the three months ended April 30, 2026 of $379,936 for existing warrants that were tainted and a derivative liability of $251,549 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $251,549 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the three months ended April 30, 2026, was $221,828. The remaining unamortized debt discount related to the derivative liability was $29,721 as of April 30, 2026.

During the three months ended April 30, 2026, the Company recorded a gain of $429,456 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of April 30, 2026.

During the three months ended April 30, 2025, the Company recorded a gain of $46,495 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of April 30, 2025.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Three months ended April 30,
	2026	2025
Beginning balance	$52,975	$311,338
Total gain	(429,456)	(46,495)
Extinguishment of liability to equity due to conversions	(131,503)	–
Additions recognized as debt discount	251,549	–
Changes due to tainted warrants	379,936	–
Ending balance	$123,501	$264,843

Gain on change in fair value of derivative liabilities	$(429,456)	$(46,495)

NOTE 7 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	April 30, 2026	January 31, 2026

8% convertible note payable issued April 2026, due January 2027	$73,700	$–
8% convertible note payable issued March 2026, due March 2027	110,000	–
8% convertible note payable issued January 2026, due October 2026	73,700	73,700
8% convertible note payable issued November 2025, due May 2026	70,400	70,400
8% convertible note payable issued October 2025, due April 2026	–	70,400
8% convertible note payable issued September 2025, due March 2026	–	74,250
8% convertible note payable issued August 28, 2025, due February 2026	–	137,500
8% convertible note payable issued August 7, 2025, due February 2026	50,096	137,500
	377,896	563,750
Less debt discount	(70,580)	(60,863)
Less current portion of convertible notes	(307,316)	(502,887)
Long-term convertible notes payable	$–	$–

On August 7, 2025, the Company entered into a convertible promissory note with Labrys Fund II, L.P., in the aggregate principal amount of $137,500 (the “August 7, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $10,000 to pay for transaction fees to the lender, matures on August 7, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $125,911, net of $11,589 discount. On February 3, 2026, the derivative liability recorded for the convertible feature created a debt discount of $109,579 that is being amortized over the remaining term of the note using the effective interest rate method. See Note 6 – Derivative Liabilities. During the three months ended April 30, 2026, the Company converted $87,404 of principal and $17,736 of interest on the note. As of April 30, 2026, note balance was $14,272, net of $35,824 discount.

On August 25, 2025, the Company entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC., in the aggregate principal amount of $137,500 (the “August 25, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $7,500 to pay for transaction fees to the lender, matures on August 25, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $126,048, net of $11,452 discount. On February 24, 2026, the derivative liability recorded for the convertible feature created a debt discount of $69,727 that is being amortized over the remaining term of the note using the effective interest rate method. See Note 6 – Derivative Liabilities. During the three months ended April 30, 2026, the Company repaid $137,500 of principal and $41,250 of interest on the note. As of April 30, 2026, note balance was $0.

On September 18, 2025, the Company entered into a convertible promissory note with Jefferson Street Capital LLC., in the aggregate principal amount of $74,250 (the “September 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of 10% plus an additional $3,375 to pay for transaction fees to the lender, matures on September 18, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $67,445, net of $6,805 discount. On March 17, 2026, the derivative liability recorded for the convertible feature created a debt discount of $43,258 that is being amortized over the remaining term of the note using the effective interest rate method. See Note 6 – Derivative Liabilities. During the three months ended April 30, 2026, the Company converted $74,250 of principal and $12,271 of interest on the note. As of April 30, 2026, note balance was $0.

On October 15, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “October 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on July 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $62,025, net of $8,375 discount. On April 13, 2026, the derivative liability recorded for the convertible feature created a debt discount of $28,985 that is being amortized over the remaining term of the note using the effective interest rate method. See Note 6 – Derivative Liabilities. During the three months ended April 30, 2026, the Company converted $70,400 of principal and $8,816 of interest on the note. As of April 30, 2026, note balance was $0.

On November 28, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “November 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on September 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $60,515, net of $9,885 discount. As of April 30, 2026, note balance was $65,402, net of $4,998 discount.

On January 12, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “January 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on October 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $60,943, net of $12,757 discount. As of April 30, 2026, note balance was $65,361, net of $8,339 discount.

On March 5, 2026, the Company entered into a convertible promissory note with EFRAT Investments Opportunities Fund, LLC in the aggregate principal amount of $110,000 (the “March 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000, matures on March 5, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2026, note balance was $101,534, net of $8,466 discount.

On April 17, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “April 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on January 15, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2026, note balance was $60,747, net of $12,953 discount.

During the three months ended April 30, 2026 and 2025, the Company recorded debt discounts of $251,549 and $0, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $23,700 and $26,250, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $265,532 and $25,049 for the three months ended April 30, 2026 and 2025, respectively.

Notes Payable

On June 22, 2020, the Company received loan proceeds of $32,300 (net of a $100 loan fee) under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL loan, dated June 16, 2020, bears interest at 3.75%, has a 30-year term, and is due in monthly installments of $158 beginning June 18, 2021 (extended to December 18, 2022).

In April 2026, the Company entered into a Premium Finance Agreement related to an insurance policy. The policy premiums total $33,500 for a one-year policy period. The Company financed $24,750 of the policy over a nine-month period. The monthly payments under the agreement are due in nine installments of $2,903, at an annual interest rate of 13.2%.

As of April 30, 2026, the notes payable, net balance was $40,922, which include term long notes payable of $32,400 and current portion of notes payable of $8,522, with accrued interest of $2,193. As of January 31, 2026, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,193.

NOTE 8 – Commitments and contingencies

We currently rent storage space for $403 per month in the Tombstone, Arizona area on a month-to-month basis.

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

We are required to pay annual rentals for our Arizona State Land Department Mineral Exploration Permits (“AZ MEP”) at our Tombstone Hay Mountain Holdings LLC projects in the State of Arizona. AZ MEP permits cost $500 per permit per year in non-refundable filing fees and are valid for 1 year and renewable for up to 5 years. The rental fee is $2.00 per acre for the first year, which includes the second year, and $1.00 per acre per year for years three through five. The minimum work expenditure requirements are $10 per acre per year for years one and two and $20 per acre per year for years three through five. If the minimum work expenditure requirement is not met the applicant can pay an equal amount in fees to the Arizona State Land Department to keep the AZ MEP permits current. The rental period begins on the date of acceptance for each permit. Rental payments are due by the first day of the rental period. We hold AZ MEP permits for 26,949.72 acres at our Tombstone project. We paid filing and rental fees for our AZ MEP’s before their respective due dates in the amount of $41,242.

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

Subsequent to April 30, 2026, the Company issued a total of 5,913,020 shares of our common stock for conversions of $97,296 in principal and $12,005 of interest on convertible notes payable with an exercise price ranging from $0.0145 to $0.0229.

On May18, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Monroe Street Capital Partners LP, (“Monroe Street”). Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to issue a convertible promissory note (the “May 2026 Note”) to Monroe Street in the aggregate principal amount of $123,200. Effective May 26 2026, the Company issued the May 2026 Note to Monroe Street consistent with the terms of the Securities Purchase Agreement. The May 2026 Note bears interest at 8%, with a 10% Original Issue Discount and matures on May 26, 2027. Pursuant to the terms of the May 2026 Note, the outstanding principal and accrued interest on the Note shall be convertible into shares of the Company’s common stock as set forth therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

You should read the following discussion and analysis of our financial condition and results of operations together with the interim financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes to those consolidated financial statements for the fiscal year ended January 31, 2026, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 27, 2026 (the “2026 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended April 30, 2026 and 2025, above.

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

Results of Operations

Results of Operations for the Three-Month Periods Ended April 30, 2026 and 2025

We had a net loss of $114,995 for the three months ended April 30, 2026, compared to a net loss of $336,132 for the three months ended April 30, 2025. The change in net loss was primarily due to a change in derivative liability and loss on settlement of liabilities which were offset by an increase interest expense related to convertible notes payable and amortization of debt discount associated with the derivative liability.

During the three months ended April 30, 2026, we had an increase of $50,417 in geological and geophysical expense compared to the three months ended April 30, 2025, due primarily to an increase in geological and filing fees for the three-month period. During the three months ended April 30, 2026, we had a decrease of $14,868 in salaries and benefit expense compared to the three months ended April 30, 2025, due to a $15,277 employee retention credit received during the current period. During the three months ended April 30, 2026, we had a decrease of $1,788 in professional services compared to the three months ended April 30, 2025. We had a decrease in general and administrative expenses of $15,340 during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, which was primarily due to a decrease in stock compensation. We had a change in other expenses of $239,558 during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, which was primarily due to a change in derivative liability and loss on settlement of liabilities which were offset by an increase interest expense related to convertible notes payable and amortization of debt discount associated with the derivative liability.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $65,191 as of April 30, 2026. We had a working capital deficit of $502,365 as of April 30, 2026. We used cash in operating activities of $234,268 for the three months ended April 30, 2026.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

On March 5, 2026, the Company entered into a convertible promissory note with EFRAT Investments Opportunities Fund, LLC in the aggregate principal amount of $110,000 (the “March 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000, matures on March 5, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2026, note balance was $101,534, net of $8,466 discount.

On April 17, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “April 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on January 15, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of April 30, 2026, note balance was $60,747, net of $12,953 discount.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $234,268 and $159,200 for the three months ended April 30, 2026 and 2025, respectively, and mainly included payments made for geological and geophysical costs, compensation, and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $22,500 for the three months ended April 30, 2026, related to the proceeds convertible promissory notes which were offset by the repayments of convertible notes. Net cash provided by financing activities was $206,122 for the three months ended April 30, 2025, related to the proceeds from issuance of common stock and warrants, convertible promissory notes and notes payable, related party, which were offset by the repayments of convertible notes, notes payable, related party and advances, related party.

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

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2026, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended April 30, 2026, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2026, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended April 30, 2026, the Company issued 83,333 shares related to this agreement with a fair value of $2,091.

During the three months ended April 30, 2026, the Company issued a total of 13,479,622 shares of common stock for conversions of $232,054 in principal and $38,822 of interest on convertible notes payable at exercise prices ranging from $0.0148 to $0.0303.

Subsequent to April 30, 2026, the Company issued a total of 5,913,020 shares of our common stock for conversions of $97,296 in principal and $12,005 of interest on convertible notes payable with an exercise price ranging from $0.0145 to $0.0229.

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

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.(c) During the quarter ended April 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the SEC on May 14, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-QSB, filed with the SEC on December 14, 2007).
3.3	Certificate of Change to Authorized Capital (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on September 2, 2009).
3.4	Articles of Merger (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB, filed with the SEC on March 31, 2004).
3.5	Amendments to Articles of Incorporation and Bylaws (incorporated by reference to Exhibit 3.8 and 3.9 to our current report on Form 8-K/A, filed with the SEC on August 10, 2020).
3.6	Certificate of Change pursuant to NRS 78.209 dated February 25.2021 (incorporated by reference to exhibit 10.2 and filed with the SEC on February 25, 2021).
3.7	Certificate of Amendment to increase authorized shares dated October 6, 2021 (incorporated by reference to Exhibit 3.24 and filed with the SEC on October 6, 2021).
3.8	Certificate of Amendment to increase authorized Common & Class A Common shares dated October 28, 2022 (incorporated by reference to Exhibit 3.25 and filed with the SEC on October 28, 2022).
3.9	Certificate of Amendment to increase Class A Common shares dated February 6, 2023 (incorporated by reference to Exhibit 3.41 and filed with the SEC on February 6, 2023).
10.01	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated January 12, 2024, (incorporated by reference to Exhibit 3.44 to our current report on form 8-K, filed with the SEC on January 19, 2024).
10.02	Interest Bearing note issued to 1800 Diagonal Lending LLC dated February 23, 2024, (incorporated by reference to Exhibit 3.46 to our current report on form 8-K, filed with the SEC on February 28, 2024).
10.03	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated June 13, 2024, (incorporated by reference to Exhibit 3.48 to our current report on form 8-K, filed with the SEC on June 17, 2024).
10.04	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated August 28, 2024, (incorporated by reference to Exhibit 3.50 to our current report on form 8-K, filed with the SEC on September 6, 2024).
10.05	Financing & Registration GHS Investment LLC Agreements up to $10M dated September 25, 2024 (incorporated by reference to Exhibit 10.18 & 10.19 to our current report on form 8K, filed with the SEC on October 1, 2024).
10.06	Interest Bearing Note issued to 1800 Diagonal Lending LLC dated October 22, 2024, (incorporated by reference to Exhibit 3.52 to our current report on form 8-K, filed with the SEC on October 22, 2024).
10.07	Bridge Note issued to 1800 Diagonal Lending LLC dated December 2, 2024, (incorporated by reference to Exhibit 3.54 to our current report on form 8-K, filed with the SEC on December 9, 2024).
10.08	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated March 3, 2025 (incorporated by reference to Exhibit 3.55 to our current report on form 8-K, filed with the SEC on March 13, 2025).
10.09	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated April 28, 2025 (incorporated by reference to Exhibit 3.57 to our current report on form 8-K, filed with the SEC on May 2, 2025).
10.11	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated May 30, 2025 (incorporated by reference to Exhibit 3.59 to our current report on form 8-K, filed with the SEC on June 5, 2025).
10.12	Convertible Promissory Note issued to 1800 Diagonal Lending LLC dated July 14, 2025 (incorporated by reference to Exhibit 3.61 to our current report on form 8-K, filed with the SEC on July 17, 2025).
10.13	Convertible Promissory Note issued to Labry’s Fund II dated August 7, 2025 (incorporated by reference to Exhibit 3.63 to our current report on form 8-K, filed with the SEC on August 13, 2025).
10.14	Convertible Promissory Note issued to FirstFire Global Opportunities Fund LLC dated August 25, 2025 (incorporated by reference to Exhibit 3.65 to our current report on form 8-K, filed with the SEC on August 29, 2025).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY STAR URANIUM & METALS CORP.

By:	/s/ Patricia Madaris
Patricia Madaris,
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Date:	June 11, 2026

