Form 10-Q
period 2026-07-31
LIBERTY STAR URANIUM & METALS CORP.
filed 2026-09-11
CIK 1172178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,163,294 common shares as of September 11, 2026.

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

PART I – FINANCIAL INFORMATION

Liberty Star Uranium & Metals Corp.

Consolidated Balance Sheets

(Unaudited)

	July 31,	January 31,
	2026	2026

Assets

Current assets:
Cash and cash equivalents	$42,272	$276,959
Prepaid expenses and other current assets	46,937	31,205
Total current assets	89,209	308,164

Noncurrent assets:
Property and equipment, net	1,470	4,705
Total noncurrent assets	1,470	4,705

Total assets	$90,679	$312,869

Liabilities and Stockholders’ Deficit

Current:
Accounts payable and accrued liabilities	$158,644	$165,216
Accrued expenses, related party	12,158	9,246
Notes payable	16,769	-
Convertible promissory note, net of unamortized debt discount of $60,593 and $60,863	343,207	502,887
Derivative liability	63,486	52,975
Total current liabilities	594,264	730,324

Long-term:
Long-term debt - SBA, net of current portion	32,400	32,400
Total long-term liabilities	32,400	32,400

Total liabilities	626,664	762,724

Commitments and Contingencies

Stockholders’ deficit:
Class A common stock - $.00001 par value; 500,000 authorized; 500,000 shares issued and outstanding	5	5
Common stock - $.00001 par value; 299,500,000 authorized; 117,226,665 and 92,263,189 shares issued and outstanding, respectively	1,172	924
Additional paid-in capital	60,573,051	60,255,133
Subscription receivable	(101,100)	(101,100)
Accumulated deficit	(61,009,113)	(60,604,817)
Total stockholders’ deficit	(535,985)	(449,855)

Total liabilities and stockholders’ deficit	$90,679	$312,869

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-
Expenses:
Geological and geophysical costs	25,264	45,894	96,592	66,805
Salaries and benefits	66,290	57,194	111,619	117,391
Professional services	35,155	61,239	78,738	106,610
General and administrative	57,569	33,527	106,798	98,096
Net operating expenses	184,278	197,854	393,747	388,902
Loss from operations	(184,278)	(197,854)	(393,747)	(388,902)

Other income (expense):
Interest expense	(161,295)	(53,905)	(497,073)	(103,067)
Other income	796	957	1,592	1,913
Loss on settlement of liabilities	-	(87,353)	-	(230,726)
Gain on change in fair value of derivative liability	55,476	119,443	484,932	165,938
Total other income (expense)	(105,023)	(20,858)	(10,549)	(165,942)
Net loss	$(289,301)	$(218,712)	$(404,296)	$(554,844)

Net loss per share of common stock - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per share of common stock - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	111,242,709	66,445,267	103,340,667	61,692,564
Weighted average shares outstanding - diluted	111,242,709	66,445,267	103,340,667	61,692,564

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended July 31, 2026 and 2025

(Unaudited)

	Class A Common stock		Common stock		Subscription	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance, January 31, 2026	500,000	$5	92,263,189	$924	$(101,100)	$60,255,133	$(60,604,817)	$(449,855)
Shares issued for conversion of notes	-	-	13,479,622	134	-	270,742	-	270,876
Stock based compensation	-	-	83,333	-	-	10,730	-	10,730
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	131,503	-	131,503
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	(379,936)	-	(379,936)
Net loss for the three months ended April 30, 2026	-	-	-	-	-	-	(114,995)	(114,995)
Balance, April 30, 2026	500,000	5	105,826,144	1,058	(101,100)	60,288,172	(60,719,812)	(531,677)
Shares issued for conversion of notes	-	-	11,400,521	114	-	188,999	-	189,113
Stock based compensation	-	-	-	-	-	1,008	-	1,008
Resolution of derivative liabilities due to debt conversions	-	-	-	-	-	94,872	-	94,872
Net loss for the three months ended July 31, 2026	-	-	-	-	-	-	(289,301)	(289,301)
Balance, July 31, 2026	500,000	$5	117,226,665	$1,172	$(101,100)	$60,573,051	$(61,009,113)	$(535,985)

Balance, January 31, 2025	500,000	$5	53,332,498	$533	$(101,100)	$57,787,901	$(59,361,296)	$(1,673,957)
Issuance of common stock and warrants in private placement, net	-	-	3,626,691	36	-	469,739	-	469,775
Shares issued for cash, net	-	-	1,369,961	14	-	91,826	-	91,840
Shares issued for conversion of notes	-	-	436,904	4	-	24,636	-	24,640
Stock based compensation	-	-	250,000	3	-	33,345	-	33,348
Net loss for the three months ended April 30, 2025	-	-	-	-	-	-	(336,132)	(336,132)
Balance, April 30, 2025	500,000	5	59,016,054	590	(101,100)	58,407,447	(59,697,428)	(1,390,486)
Shares issued for conversion of notes	-	-	3,345,571	33	-	342,089	-	342,122
Stock based compensation	-	-	5,576,756	56	-	326,204	-	326,260
Resolution of derivative liabilities due to debt conversions	-	-	2,410,068	24	-	131,856	-	131,880
Reclass of APIC to derivative liabilities for tainted warrants	-	-	-	-	-	5,716	-	5,716
Net loss for the three months ended July 31, 2025	-	-	-	-	-	-	(218,712)	(218,712)
Balance, July 31, 2025	500,000	$5	70,348,449	$703	$(101,100)	$59,213,312	$(59,916,140)	$(803,220)

The accompanying notes are an integral part of the unaudited consolidated financial statements

Liberty Star Uranium & Metals Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	July 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(404,296)	$(554,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,235	3,235
Stock based compensation	11,738	39,064
Amortization of debt discounts	402,472	52,614
Gain on change in fair value of derivative liabilities	(484,932)	(165,938)
Loss on settlement of liabilities	-	230,726
Changes in assets and liabilities:
Prepaid expenses	9,018	(891)
Accounts payable and accrued expenses	50,367	45,481
Accrued expenses to related party	2,912	5,007
Cash flows used in operating activities:	(409,486)	(345,546)

Cash flows from financing activities:
Proceeds from advances, related party	-	75,000
Repayments of advances, related party	-	(15,000)
Repayments of advances	-	(9,000)
Repayments of notes payable	(7,981)	(7,981)
Repayments of notes payable, related party	-	(16,175)
Proceeds from convertible promissory notes	320,280	250,000
Repayments of convertible promissory notes	(137,500)	(123,860)
Proceeds from the issuance of common stock for cash, net	-	418,100
Proceeds from the issuance of common stock and warrants in a private placement	-	67,043
Net cash provided by financing activities	174,799	638,127

Increase (decrease) in cash and cash equivalents	(234,687)	292,581
Cash and cash equivalents, beginning of period	276,959	20,962
Cash and cash equivalents, end of period	$42,272	$313,543

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$42,973	$9,169

Supplemental disclosure of non-cash items:
Shares issued for conversion of debt and interest	$459,989	$156,520
Prepaid insurance financed with note payable	$24,750	$24,750
Issuance of common stock and warrants in private placement for settlement of liabilities	$-	$514,128
Resolution of derivative liabilities due to debt conversions	$226,375	$-
Debt discounts due to derivative liabilities	$341,882	$-
Reclass of APIC to derivative liabilities for tainted warrants	$379,936	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIBERTY STAR URANIUM & METALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements included herein have been prepared by Liberty Star Uranium & Metals Corp. (the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2026 as filed with the SEC on April 27, 2026. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at July 31, 2026, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the three and six months ended July 31, 2026, and are not necessarily indicative of the results to be expected for the full year.

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

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant and convertible note derivative liabilities at July 31, 2026	$63,486	–	–	$63,486
Warrant and convertible note derivative liabilities at January 31, 2026	$52,975	–	–	$52,975

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

During the six months ended July 31, 2026, the impact of 9,975,288 stock options and 14,280,272 warrants and 1,672,072 shares issuable from convertible notes were excluded from the calculation as their impact would be anti-dilutive. During the six months ended July 31, 2025, the impact of 3,779,498 stock options and 5,009,466 warrants and 0 shares issuable from convertible notes were excluded from the calculation as their impact would be anti-dilutive.

NOTE 4 – Related Party Transactions

Accrued Expenses

As of July 31, 2026 and January 31, 2026, the Company had a balance of accrued unpaid vacation days of $12,158 and $9,246, respectively, to Patricia Madaris, Interim CEO, VP Finance & CFO.

Subscription Receivable

On September 29, 2022, the Company granted 674,000 options to purchase shares of common stock to employees. The options expire ten years following issuance and have an exercise price of $0.15. The options vested upon issuance and have a total fair value of $104,226. On the same day, the Company issued note agreements to the employees totaling $101,100 and the employees exercised the 674,000 options. The notes bear interest of 3.15% per annum, are due on September 30, 2027, and were recorded as a subscription receivable. As of July 31, 2026 and January 31, 2026, the subscription receivable was $101,100.

NOTE 5 – Stockholders’ deficit

Common Stock

The Company’s common stock and Class A common stock are voting and entitle stockholders to receive dividends to the extent declared by the Board of Directors. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets.

Common Stock for Services

On April 22, 2026, the Company entered into a stock compensation and subscription agreement with a consultant that includes the issuance of 1,000,000 shares of common stock that vest 1/12th each month during a one-year vesting period. The shares of common stock will be subject to a six-month hold period from the date of issuance. During the six months ended July 31, 2026, the Company issued 83,333 shares related to this agreement with a fair value of $2,091.

Shares Issued for Conversion of Notes

During the six months ended July 31, 2026, the Company issued a total of 24,880,143 shares of common stock for conversions of $403,050 in principal and $56,939 of interest on convertible notes payable at exercise prices ranging from $0.0135 to $0.0303.

Stock Options

Qualified and non-qualified incentive stock options outstanding at July 31, 2026 are as follows:

	Number of options	Weighted average exercise price per share
Outstanding, January 31, 2026	9,803,669	$0.31
Granted	234,119	0.04
Expired	–	–
Exercised	–	–
Outstanding, July 31, 2026	10,037,788	$0.30

Exercisable, July 31, 2026	9,975,288	$0.30

These options had a weighted average remaining life of 8.26 years and have an aggregate intrinsic value of $0 as of July 31, 2026. The aggregate intrinsic value is calculated based on the stock price of $0.019 per share as of July 31, 2026.

During the six months ended July 31, 2026, the Company granted an aggregate of 234,119 options to purchase shares of common stock to a consulting geologist. The options have a strike price equal to the closing price per share on the day the options were issued, vest upon issuance and expire in three years The exercise price of the options ranges from $0.03 to $0.04.

During the six months ended July 31, 2026 and 2025, the Company recognized $9,646 and $10,064 of compensation expense related to incentive and non-qualified stock options previously granted to officers, employees and consultants.

As of July 31, 2026, there was $1,510 of unrecognized share-based compensation for all share-based awards outstanding.

Warrants

As of July 31, 2026, there were 14,787,804 warrants to purchase shares of common stock outstanding and 14,280,272 warrants to purchase shares of common stock exercisable. The warrants have a weighted average remaining life of 0.61 years and a weighted average exercise price of $0.05 per warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of July 31, 2026.

Stock warrants outstanding at July 31, 2026 are as follows:

	Number of warrants	Weighted average exercise price per share
Outstanding, January 31, 2026	16,621,508	$0.12
Issued	–	–
Expired	(1,833,704)	0.15
Exercised	–	–
Outstanding, July31, 2026	14,787,804	$0.12

Exercisable, July 31, 2026	14,280,272	$0.05

NOTE 6 – Derivative Liabilities

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 7), that became convertible during the six months ended July 31, 2026, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

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

Key inputs and assumptions used to value the convertible note when it became convertible and upon settlement, and warrants upon tainting, were as follows:

●

The stock projections are based on the historical volatilities for each date. The volatility of 86.3% is based on historical prices over a lookback period equivalent to the expected term of 0.05 years;

●	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and constant volatility, starting with the recast stock price at each valuation date (current stock price is higher than last quarter’s price);

●	The Holder will exercise the warrant at maturity if the stock price was above the exercise price.

●	The discount rate was based on risk-free rates of 4.00% in effect based on the remaining term and date of each valuation and instrument.

●	Dividend yield: 0%

●	Exercise Price: $20M/number shares issued and outstanding at maturity (exercise date)

●	Number of Options: $1M/exercise price; and

●	The shares issued and outstanding is based on the initial 10,888,894 shares as of 10/31/21 to 117,226,665 shares as of 7/31/26 and a 3.57% growth (a similar growth from last quarter) monthly at 7/31/26 and future financing events with capital raises of $500,000 annually through the sale of common stock at a 25% discount.

Using the results from the model, the Company recorded a derivative liability during the six months ended July 31, 2026 of $379,936 for existing warrants that were tainted and a derivative liability of $341,882 for the fair value of the convertible feature included in the Company’s convertible debt instruments. The derivative liability recorded for the convertible feature created a “day 1” derivative loss of $0 and a debt discount of $341,882 that is being amortized over the remaining term of the note using the effective interest rate method. Interest expense related to the amortization of this debt discount for the six months ended July 31, 2026, was $329,124. The remaining unamortized debt discount related to the derivative liability was $12,758 as of July 31, 2026.

During the six months ended July 31, 2026, the Company recorded a gain of $484,932 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of July 31, 2026.

During the six months ended July 31, 2025, the Company recorded a gain of $165,938 due to a change in the fair value of the derivative liabilities to reflect the value of the derivative liabilities for warrants as of July 31, 2025.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liabilities:

	Six months ended July 31,
	2026	2025
Beginning balance	$52,975	$311,338
Total gain	(484,932)	(165,938)
Extinguishment of liability to equity due to conversions	(226,375)	–
Additions recognized as debt discount	341,882	–
Changes due to tainted warrants	379,936	–
Ending balance	$63,486	$145,400

Gain on change in fair value of derivative liabilities	$(484,932)	$(165,938)

NOTE 7 – Long-term debt and convertible promissory notes

Following is a summary of convertible promissory notes:

	July31, 2026	January 31, 2026

8% convertible note payable issued June 2026, due March 2027	$73,700	$–
8% convertible note payable issued May 2026, due May 2027	123,200	–
8% convertible note payable issued April 2026, due January 2027	73,700	–
8% convertible note payable issued March 2026, due March 2027	110,000	–
8% convertible note payable issued January 2026, due October 2026	23,200	73,700
8% convertible note payable issued November 2025, due May 2026	–	70,400
8% convertible note payable issued October 2025, due April 2026	–	70,400
8% convertible note payable issued September 2025, due March 2026	–	74,250
8% convertible note payable issued August 28, 2025, due February 2026	–	137,500
8% convertible note payable issued August 7, 2025, due February 2026	–	137,500
	403,800	563,750
Less debt discount	(60,593)	(60,863)
Less current portion of convertible notes	(343,207)	(502,887)
Long-term convertible notes payable	$–	$–

On August 7, 2025, the Company entered into a convertible promissory note with Labrys Fund II, L.P., in the aggregate principal amount of $137,500 (the “August 7, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $10,000 to pay for transaction fees to the lender, matures on August 7, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $125,911, net of $11,589 discount. On February 3, 2026, the derivative liability recorded for the convertible feature created a debt discount of $109,579 that is being amortized over the remaining term of the note using the effective interest rate method. See Note 6 – Derivative Liabilities. During the six months ended July 31, 2026, the Company converted $137,500 of principal and $22,537 of interest and fees on the note. As of July 31, 2026, note balance was $0.

On August 25, 2025, the Company entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC., in the aggregate principal amount of $137,500 (the “August 25, 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $12,500 plus an additional $7,500 to pay for transaction fees to the lender, matures on August 25, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $126,048, net of $11,452 discount. On February 24, 2026, the derivative liability recorded for the convertible feature created a debt discount of $69,727 that is being amortized over the remaining term of the note using the effective interest rate method. See Note 6 – Derivative Liabilities. During the six months ended July 31, 2026, the Company repaid $137,500 of principal and $41,250 of interest and fees on the note. As of July 31, 2026, note balance was $0.

On September 18, 2025, the Company entered into a convertible promissory note with Jefferson Street Capital LLC., in the aggregate principal amount of $74,250 (the “September 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of 10% plus an additional $3,375 to pay for transaction fees to the lender, matures on September 18, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $67,445, net of $6,805 discount. On March 17, 2026, the derivative liability recorded for the convertible feature created a debt discount of $43,258 that is being amortized over the remaining term of the note using the effective interest rate method. See Note 6 – Derivative Liabilities. During the six months ended July 31, 2026, the Company converted $74,250 of principal and $12,270 of interest and fees on the note. As of July 31, 2026, note balance was $0.

On October 15, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “October 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on July 30, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $62,025, net of $8,375 discount. On April 13, 2026, the derivative liability recorded for the convertible feature created a debt discount of $28,985 that is being amortized over the remaining term of the note using the effective interest rate method. See Note 6 – Derivative Liabilities. During the six months ended July 31, 2026, the Company converted $70,400 of principal and $8,816 of interest and fees on the note. As of July 31, 2026, note balance was $0.

On November 28, 2025, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $70,400 (the “November 2025 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,400 plus an additional $7,000 to pay for transaction fees to the lender, matures on September 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $60,515, net of $9,885 discount. During the six months ended July 31, 2026, the Company converted $70,400 of principal and $8,816 of interest and fees on the note. As of July 31, 2026, note balance was $0.

On January 12, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “January 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on October 15, 2026, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of January 31, 2026, note balance was $60,943, net of $12,757 discount. During the six months ended July 31, 2026, the Company converted $50,500 of principal and $4,500 of interest and fees on the note. As of July 31, 2026, note balance was $6,670, net of $16,530 discount.

On March 5, 2026, the Company entered into a convertible promissory note with EFRAT Investments Opportunities Fund, LLC in the aggregate principal amount of $110,000 (the “March 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000, matures on March 5, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2026, note balance was $104,055, net of $5,945 discount.

On April 17, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “April 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on January 15, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2026, note balance was $65,331, net of $8,369 discount.

On May18, 2026, the Company entered into a convertible promissory note with Monroe Street Capital Partners LP, (“Monroe Street”) LLC in the aggregate principal amount of $123,200 (the “May 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,200 plus an additional $11,720 to pay for transaction fees to the lender, matures on May 18, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2026, note balance was $104,927, net of $18,273 discount.

On June 11, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “June 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2026, note balance was $62,224, net of $11,476 discount.

During the six months ended July 31, 2026 and 2025, the Company recorded debt discounts of $341,882 and $0, respectively, due to the derivative liabilities, and original issue debt discounts and fees paid to lender of $60,320 and $54,150, respectively, due to the convertible notes. The Company recorded amortization of these discounts of $402,472 and $52,614 for the six months ended July 31, 2026 and 2025, respectively.

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

As of July 31, 2026, the notes payable, net balance was $49,169, which include term long notes payable of $32,400 and current portion of notes payable of $16,769, with accrued interest of $2,193. As of January 31, 2026, the notes payable, net balance was $32,400, which include term long notes payable of $32,400 and current portion of notes payable of $0, with accrued interest of $2,193.

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

On August 11, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 1800 Diagonal Lending LLC. (“1800 Diagonal”). Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to issue a convertible promissory note (the “August 2026 Note”) to 1800 Diagonal in the aggregate principal amount of $73,700. Effective August 12, 2026, the Company issued the August 2026 Note to 1800 Diagonal consistent with the terms of the Securities Purchase Agreement. The August 2026 Note bears interest at 8%, with a 10% Original Issue Discount and matures on May 30, 2027.

On August 21, 2026, the Company entered into a stock compensation and subscription agreement with a consultant that includes the issuance of 200,000 shares of common stock that vest at issuance. The shares of common stock will be subject to a six-month hold period from the date of issuance.

Subsequent to July 31, 2026, the Company issued a total of 2,736,629 shares of our common stock for conversions of $31,700 in principal and $6,169 of interest and fees on convertible notes payable with an exercise price ranging from $0.0129 to $0.0172.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended July 31, 2026 and 2025, above.

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

On March 15, 2021, we announced the release of more rock chip assay results from the Red Rock Canyon area located within the Hay Mountain Project. 28 samples were submitted to the ALS/USA Inc. Tucson location with results returned to us on February 6, 2021. This set of samples are within and outside of the original study area and expand on the October 2020 geochemical sampling undertaken on MEP land within our Red Rock Canyon holdings.

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

Results of Operations

Results of Operations for the Three-Month Periods Ended July 31, 2026 and 2025

We had a net loss of $289,301 for the three months ended July 31, 2026, compared to a net loss of $218,712 for the three months ended July 31, 2025. The change in net loss was primarily due to a change in derivative liability and loss on settlement of liabilities which were offset by an increase interest expense related to convertible notes payable and amortization of debt discount associated with the derivative liability.

During the three months ended July 31, 2026, we had a decrease of $20,630 in geological and geophysical expense compared to the three months ended July 31, 2025, due primarily to a decrease in geological and filing fees for the three-month period. During the three months ended July 31, 2026, we had an increase of $9,096 in salaries and benefit expense compared to the three months ended July 31, 2025, due to increased wages during the current period. During the three months ended July 31, 2026, we had a decrease of $26,084 in professional services compared to the three months ended July 31, 2025. We had an increase in general and administrative expenses of $24,042 during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025, which was primarily due to an increase travel and filing expenses. We had a change in other expenses of $84,165 during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025, which was primarily due to a change in derivative liability and loss on settlement of liabilities which were offset by an increase interest expense related to convertible notes payable and amortization of debt discount associated with the derivative liability.

Results of Operations for the Six-Month Periods Ended July 31, 2026 and 2025

We had a net loss of $404,296 for the six months ended July 31, 2026, compared to a net loss of $554,844 for the six months ended July 31, 2025. The change in net loss was primarily due to a change in derivative liability and loss on settlement of liabilities which were offset by an increase interest expense related to convertible notes payable and amortization of debt discount associated with the derivative liability.

During the six months ended July 31, 2026, we had an increase of $29,787 in geological and geophysical expense compared to the six months ended July 31, 2025, due primarily to an increase in geological and filing fees for the six-month period. During the six months ended July 31, 2026, we had a decrease of $5,772 in salaries and benefit expense compared to the six months ended July 31, 2025, due to a $15,277 employee retention credit received during the current period. During the six months ended July 31, 2026, we had a decrease of $27,872 in professional services compared to the six months ended July 31, 2025. We had an increase in general and administrative expenses of $8,702 during the six months ended July 31, 2026, as compared to the six months ended July 31, 2025, which was primarily due to an increase travel and filing expenses. We had a change in other expenses of $155,393 during the six months ended July 31, 2026, as compared to the six months ended July 31, 2025, which was primarily due to a change in derivative liability and loss on settlement of liabilities which were offset by an increase interest expense related to convertible notes payable and amortization of debt discount associated with the derivative liability.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $42,272 as of July 31, 2026. We had a working capital deficit of $505,055 as of July 31, 2026. We used cash in operating activities of $409,486 for the six months ended July 31, 2026.

Convertible promissory notes

We have issued the following convertible promissory notes in private placements of our securities to institutional investors pursuant to exemptions from registration set out in Rule 506 of Regulation D under the Securities Act.

On March 5, 2026, the Company entered into a convertible promissory note with EFRAT Investments Opportunities Fund, LLC in the aggregate principal amount of $110,000 (the “March 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $10,000, matures on March 5, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2026, note balance was $104,055, net of $5,945 discount.

On April 17, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “April 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on January 15, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2026, note balance was $65,331, net of $8,369 discount.

On May18, 2026, the Company entered into a convertible promissory note with Monroe Street Capital Partners LP, (“Monroe Street”) LLC in the aggregate principal amount of $123,200 (the “May 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $11,200 plus an additional $11,720 to pay for transaction fees to the lender, matures on May 18, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2026, note balance was $104,927, net of $18,273 discount.

On June 11, 2026, the Company entered into a convertible promissory note with 1800 Diagonal Lending LLC in the aggregate principal amount of $73,700 (the “June 2026 Note”). The note bears interest at 8%, with an Original Issue Discount of $6,700 plus an additional $7,000 to pay for transaction fees to the lender, matures on March 15, 2027, and is convertible after 180 days into shares of the Company’s common stock at a price of 75% of the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading days prior to conversion. As of July 31, 2026, note balance was $62,224, net of $11,476 discount.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $409,486 and $345,546 for the six months ended July 31, 2026 and 2025, respectively, and mainly included payments made for geological and geophysical costs, compensation, and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $174,799 for the six months ended July 31, 2026, related to the proceeds convertible promissory notes which were offset by the repayments of convertible notes. Net cash provided by financing activities was $638,127 for the six months ended July 31, 2025, related to the proceeds from issuance of common stock and warrants, convertible promissory notes and notes payable, related party, which were offset by the repayments of convertible notes, notes payable, related party and advances, related party.

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

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2026, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by Ms. Patricia Madaris, our principal executive officer and principal financial officer. Based on this evaluation, Ms. Patricia Madaris has concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended July 31, 2026, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2026, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended July 31, 2026, the Company issued 83,333 shares related to this agreement with a fair value of $2,091.

During the six months ended July 31, 2026, the Company issued a total of 24,880,143 shares of common stock for conversions of $403,050 in principal and $56,939 of interest on convertible notes payable at exercise prices ranging from $0.0135 to $0.0303.

On August 21, 2026, the Company entered into a stock compensation and subscription agreement with a consultant that includes the issuance of 200,000 shares of common stock that vest at issuance. The shares of common stock will be subject to a six-month hold period from the date of issuance.

Subsequent to July 31, 2026, the Company issued a total of 2,736,629 shares of our common stock for conversions of $31,700 in principal and $6,169 of interest on convertible notes payable with an exercise price ranging from $0.0129 to $0.0172.

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

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.(c) During the quarter ended July 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LIBERTY STAR URANIUM & METALS CORP.

By:	/s/ Patricia Madaris
Patricia Madaris,
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Date:	September 11, 2026

